Form 10-Q
period 1996-03-31
BISYS GROUP INC
filed 1996-05-14
CIK 883587

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)


[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996

                                       OR
[  ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                        Commission file number:  33-45417

                              THE BISYS GROUP, INC.

             (Exact name of registrant as specified in its charter)

            DELAWARE                                      13-3532663

(State or other jurisdiction of             (I.R.S. Employer Identification No.)
  incorporation or organization)

                    150 Clove Road, Little Falls, New Jersey
                                      07424

                    (Address of principal executive offices)
                                   (Zip Code)

                                  201-812-8600

              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No
    ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                  Class                    Shares Outstanding at April 22, 1996
- - ---------------------------------------    ------------------------------------

  Common Stock, par value $.02 per share                23,675,816
                                                        ----------

                      This document contains   13   pages.
                                             ------

================================================================================

                              THE BISYS GROUP, INC.
                               INDEX TO FORM 10-Q




PART I.  FINANCIAL INFORMATION                                        Page



   Item 1. Financial Statements

           Condensed Consolidated Balance Sheet as of March 31,
                 1996 and June 30, 1995   . . . . . . . . . . . . . . . 3

           Condensed Consolidated Statement of Operations for the
                 three and nine months ended March 31, 1996
                 and 1995 . . . . . . . . . . . . . . . . . . . . . . . 4

           Condensed Consolidated Statement of Cash Flows for the
                 nine months ended March 31, 1996 and 1995  . . . . . . 5

           Notes to Condensed Consolidated Financial Statements . . . . 6


   Item 2. Management's Discussion and Analysis of Results
           of Operations and Financial Condition    . . . . . . . . . . 8



PART II.  OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . .  11

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                     THE BISYS GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                             (Dollars in Thousands)
                                   (Unaudited)

                                                           March 31,  June 30,
                                                             1996       1995
                                                           --------   --------
ASSETS
Current assets:
Cash and cash equivalents . . . . . . . . . . . . . .      $25,902     $7,296
Short-term investments  . . . . . . . . . . . . . . .        2,604      6,645
  Accounts receivable, net  . . . . . . . . . . . . .       43,993     31,128
  Deferred tax asset  . . . . . . . . . . . . . . . .        1,225      5,003
  Prepaid expenses and other  . . . . . . . . . . . .        5,737      4,814
                                                          --------   --------
Total current assets  . . . . . . . . . . . . . . . .       79,461     54,886
Property and equipment, net . . . . . . . . . . . . .       20,896     16,364
Intangible assets, net  . . . . . . . . . . . . . . .       81,731     84,614
Other assets  . . . . . . . . . . . . . . . . . . . .        4,072      5,385
Deferred tax asset  . . . . . . . . . . . . . . . . .        1,167      4,089
                                                          --------   --------
   Total assets   . . . . . . . . . . . . . . . . . .     $187,327   $165,338
                                                          ========  =========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings   . . . . . . . . . . . . . .     $  --      $  8,405
  Accounts payable  . . . . . . . . . . . . . . . . .        9,418      7,173
  Accrued liabilities . . . . . . . . . . . . . . . .       34,122     33,982
                                                          --------  ---------
Total current liabilities . . . . . . . . . . . . . .       43,540     49,560
Other liabilities . . . . . . . . . . . . . . . . . .          504      1,151
                                                          --------  ---------
   Total liabilities  . . . . . . . . . . . . . . . .       44,044     50,711
                                                          --------  ---------


Stockholders' equity:
  Common stock, $.02 par value, 80,000,000 and
      40,000,000 shares authorized, 23,670,903 and
      23,106,550 shares issued and outstanding,
      respectively  . . . . . . . . . . . . . . . . .          474        462
  Additional paid-in capital  . . . . . . . . . . . .      143,584    136,656
  Accumulated deficit . . . . . . . . . . . . . . . .         (775)   (22,491)
                                                         --------- ----------
   Total stockholders' equity   . . . . . . . . . . .      143,283    114,627
                                                          --------  ---------
   Total liabilities and stockholders' equity . . . .      187,327   $165,338
                                                          ========  =========













The accompanying notes are an integral part of the condensed consolidated financial statements.

                     THE BISYS GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                     (In Thousands, Except Per Share Data)
                                   (Unaudited)

                                     Three Months Ended     Nine Months Ended
                                          March 31,             March 31,

                                      1996        1995       1996         1995
                                    --------    --------   --------     --------
                                               (Restated)              (Restated)
Revenues  . . . . . . . . . . .     $ 65,923    $ 51,145   $174,138    $ 145,825
                                    --------    --------   --------    ---------

Operating costs and expenses:
  Service and operating . . . .       34,683      26,082     91,590       78,142
  General and administrative  .       10,638      14,658     30,558       35,174
  Selling and conversion  . . .        2,098       2,121      6,675        6,460
  Research and development  . .        2,536       2,432      7,568        6,959
  Amortization of intangible assets      964       2,206      2,848        4,143
  Merger transaction expenses .          --        3,292        --         3,292
  Cost to combine operations  .          --       12,514        --        12,514
  Contract adjustment . . . . .          --        4,000        --         4,000
  Charge off of investment in
   affiliate  . . . . . . . . .          --        2,949        --         2,949
                                    --------    --------    --------   ---------
Operating earnings (loss) . . .       15,004     (19,109)    34,899       (7,808)
Interest expense (income), net          (210)        305       (108)         658
                                    --------    --------    --------   ---------
Earnings (loss) before income
 tax provision  . . . . . . . .       15,214     (19,414)    35,007       (8,466)
Income tax provision (benefit)         5,770      (4,291)    13,291       (1,353)
                                    --------    --------    --------   ---------
Net earnings (loss) . . . . . .     $  9,444    $(15,123)  $ 21,716    $  (7,113)
                                    ========    ========   ========    =========

Net earnings (loss) per common
share . . . . . . . . . . . . .     $   0.38    $  (0.62)  $   0.88    $   (0.30)
                                    ========   =========   ========    =========

Weighted average common and common
 equivalent shares outstanding.       24,923      24,208     24,616       24,066
                                    ========    ========   ========    =========













The accompanying notes are an integral part of the condensed consolidated financial statements.

                     THE BISYS GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                             Nine Months Ended
                                                                 March 31,
                                                              1996        1995
                                                           ----------  ----------
                                                                       (Restated)

Cash flows from operating activities:
Net earnings  . . . . . . . . . . . . . . . . . . . . . .   $21,716     $(7,113)
Adjustments to reconcile net earnings to net cash provided
   by operating activities:
  Depreciation and amortization of intangible assets  . .     7,211       8,120
  Losses from and advances to affiliates  . . . . . . . .        --      (1,561)
  Charge off of investment in affiliate . . . . . . . . .        --       2,949
  Adjustments to carrying value of property and equipment        --       1,814
  Deferred income tax provision . . . . . . . . . . . . .     6,700      (3,433)
  Change in operating assets and liabilities  . . . . . .    (8,748)     14,055
                                                           --------   ---------
Net cash provided by operating activities . . . . . . . .    26,879      14,831
                                                           --------   ---------

Cash flows from investing activities:
  Capital expenditures  . . . . . . . . . . . . . . . . .    (9,487)     (7,087)
Proceeds from maturities of short-term investments  . . .     4,184      16,667
  Purchase of intangible assets . . . . . . . . . . . . .        --        (277)
  Other . . . . . . . . . . . . . . . . . . . . . . . . .     1,529         --
                                                           --------   ---------
  Net cash provided by (used in) investing activities        (3,774)      9,303
                                                           ---------  ---------

Cash flows from financing activities:
  Proceeds from short-term borrowings . . . . . . . . . .     6,800          --
  Repayment of short-term borrowings  . . . . . . . . . .   (15,205)    (23,542)
  Exercise of stock options . . . . . . . . . . . . . . .     3,233         415
  Payment on notes receivable for stock . . . . . . . . .        --         221
Issuance of common stock  . . . . . . . . . . . . . . . .       673         251
                                                           --------   ---------
Net cash used in financing activities . . . . . . . . . .    (4,499)    (22,655)
                                                           --------   ---------

Net increase in cash and cash equivalents . . . . . . . .    18,606       1,479

Cash and cash equivalents at beginning of period  . . . .     7,296      11,498
                                                           --------   ---------

Cash and cash equivalents at end of period  . . . . . . .   $25,902     $12,977
                                                           ========   =========















The accompanying notes are an integral part of the condensed consolidated financial statements.

                     THE BISYS GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



1. The Company

   The BISYS(registered trademark) Group, Inc. and Subsidiaries (the "Company") is a leading national provider of outsourcing solutions to and through financial organizations.

   The condensed consolidated financial statements include the accounts of The BISYS Group, Inc. and its subsidiaries and have been prepared consistent with the accounting policies reflected in the 1995 Annual Report on Form 10-K filed with the Securities and Exchange Commission and should be read in conjunction therewith. The condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary to present fairly this information.

   During the year ended June 30, 1995, the Company merged with Concord Holding Corporation ("Concord") and Document Solutions, Inc. ("DSI"). These mergers were accounted for as poolings of interests and the condensed consolidated financial statements give retroactive effect to these mergers.

2. Disposition of Loan Services Division

   On August 11, 1995, the Company sold its Loan Services Division to a financial services company. The division provided servicing for residential mortgage loans primarily under subservicing contracts with mortgage banks. The sale had no material impact on the Company's financial position or results of operations for the nine months ended March 31, 1996.

3. Contingencies

   For a description of certain legal proceedings related to the Company, refer to Part II, Item 1 - "Legal Proceedings" and the 1995 Annual Report on Form 10-K.

4. Stockholders' Equity

   On November 14, 1995, the Company's shareholders approved an increase in the number of authorized shares of the Company's common stock from 40,000,000 to 80,000,000.

5. New Accounting Standard

   The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123) in October 1995 which changes the measurement, recognition and disclosure standards for stock-based compensation. The new disclosure requirements of SFAS No. 123 are generally effective for fiscal years beginning after December 15, 1995. The Company is presently evaluating the financial statement impact of SFAS No. 123 and has yet to determine whether it will adopt the recognition or disclosure provisions of the new standard.

6. Subsequent Event

   On April 22, 1996 the Company completed its acquisition of the Strategic Solutions Group, Inc. through the issuance of 520,599 common shares of BISYS common stock for all the outstanding shares of Strategic Solutions Group, Inc. The transaction will be accounted for as a pooling of interests, although historical financial statements will not be restated due to immateriality. The value of the transaction is approximately $17.3 million and the Company is expected to incur merger transaction expenses of approximately $1.5 million, net of tax.

   Strategic Solutions Group, Inc., headquartered in Atlanta, designs, develops and provides automated marketing solutions to financial organizations.

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The Company provides outsourcing solutions to and through financial organizations which is reported as a single segment. The operating margins for each business unit of the Company are not significantly different. The following table presents the percentage of revenues represented by each item in the Company's condensed consolidated statement of operations for the periods indicated:


                                     Three Months Ended       Nine Months Ended
                                          March 31,                March 31,

                                      1996       1995         1996      1995
                                     -----      ------       ------    ------

Revenues  . . . . . . . . . . . . .  100.0%     100.0%       100.0%    100.0%
                                    -------     ------       ------    ------

Operating costs and expenses:
  Service and operating . . . . . .   52.6       51.0         52.6      53.6
  General and administrative  . . .   16.1       28.7         17.6      24.1
  Selling and conversion  . . . . .    3.2        4.1          3.8       4.4
  Research and development  . . . .    3.8        4.8          4.4       4.8
  Amortization of intangible assets    1.5        4.3          1.6       2.8
  Merger transaction expenses . . .     --        6.4           --       2.3
  Costs to combine operations . . .     --       24.5           --       8.6
  Contract adjustment . . . . . . .     --        7.8           --       2.7
  Charge off of investment in
    affiliate . . . . . . . . . . .     --        5.8           --       2.0
                                     -----      -----       ------     -----
Operating earnings (loss) . . . . .   22.8      (37.4)        20.0      (5.3)
Interest (income) expense, net        (0.3)       0.6         (0.1)      0.5
                                     -----      -----       ------     -----
Earnings (loss) before income tax
provision . . . . . . . . . . . . .   23.1      (38.0)        20.1      (5.8)
Income tax provision (benefit)         8.8       (8.4)         7.6      ( .9)
                                    ------     ------        -----     -----
Net earnings (loss) . . . . . . . .   14.3 %    (29.6) %      12.5 %    (4.9) %
                                    ======     ======        =====     =====


Comparison of the Three Months Ended March 31, 1996 with the Three Months Ended March 31, 1995.

  Revenues increased 28.9% from $51.1 million for the three months ended March 31, 1995 to $65.9 million for the three months ended March 31, 1996. This growth was derived from sales to new clients, existing client growth, cross sales to existing clients, and was partially offset by lost business and the sale of the Loan Services business.

  Service and operating expenses increased 33.0% from $26.1 million during the three months ended March 31, 1995 to $ 34.7 million for the three months ended March 31, 1996, and increased as a percentage of revenues from 51.0% to 52.6%. These increases resulted from additional costs associated with greater revenues.

  General and administrative expenses decreased 27.4% from $14.7 million during the three months ended March 31, 1995, to $10.6 million for the three months ended March 31, 1996, and decreased as a percentage of revenues from 28.7% to 16.1%. These decreases resulted from additional costs associated with the Concord acquisition in 1995, synergies gained from consolidation of the acquired businesses and from further utilization of existing general and administrative support resources.

  Amortization of intangible assets decreased 56.3% from $2.2 million for the three months ended March 31, 1995 to $1.0 million for the three months ended March 31, 1996 and decreased as a percentage of revenues from 4.3% to 1.5%. These decreases were due to the charge off of impaired goodwill of $1.3 million in the quarter ended March 31, 1995 associated with the Loan Services business.

  In connection with the Concord merger in March 1995, the following expenses were incurred: merger transaction expenses of $3.3 million (legal and financial); $12.5 million in costs to combine operations (severance, facilities write offs, fixed asset and leasehold write offs and other expenses); $4.0 million related to a contract adjustment; and $3.0 million charge off of an investment in an affiliate due to a change of intent. In total these expenses , $4.0 million of which are included in general and administrative, total $19.0 million net of tax, representing $0.79 per share.

  Operating earnings of $15.0 million for the three months ended March 31, 1996 increased from a $19.1 million operating loss during the three months ended March 31, 1995. Costs associated with the integration of Concord, the charge off of impaired goodwill associated with the Loan Services business in 1995 and the 28.9% growth in revenue accounted for most of this variance.

  The income tax provision of $5.8 million for the three months ended March 31, 1996 increased from a $4.3 million benefit for the three months ended March 31, 1995 due to a partial tax benefit relating to nonrecurring charges in 1995. Additionally, the effective tax rate increased from 22% for the three months ended March 31, 1995, to 38% for the three months ended March 31, 1996. This change was primarily due to the impact of an adjustment to the deferred tax asset valuation allowance.

Comparison of the Nine Months Ended March 31, 1996 with the Nine Months Ended March 31, 1995

  Revenues increased 19.4% from $145.8 million for the nine months ended March 31, 1995, to $174.1 million for the nine months ended March 31, 1996. This revenue growth was derived from sales to new clients, existing client growth, and cross sales to existing clients and was partially offset by lost business and the sale of the Loan Services business.

  Service and operating expenses increased 17.2% from $78.1 million during the nine months ended March 31, 1995, to $91.6 million for the nine months ended March 31, 1996, but decreased as a percentage of revenues from 53.6% to 52.6%. This dollar increase resulted from additional costs associated with greater revenues. The decrease as a percentage of revenues resulted from further utilization of existing service and operating support resources.

  General and administrative expenses decreased 13.1% from $35.2 million during the nine months ended March 31, 1995, to $30.6 million for the nine months ended March 31, 1996, and decreased as a percentage of revenues from 24.1% to 17.6%. These decreases resulted from additional costs associated with the Concord acquisition in 1995, synergies gained from consolidation of the acquired businesses and from further utilization of existing general and administrative support resources.

  Amortization of intangibles decreased 31.3% from $4.1 million during the nine months ended March 31, 1995, to $2.8 million for the nine months ended March 31, 1996, and decreased as a percentage of revenues from 2.8% to 1.6%. These decreases were due to the charge off of impaired goodwill associated with the Loan Services business in 1995.

  Operating earnings of $34.9 million during the nine months ended March 31, 1996 increased from a $7.8 million operating loss during the nine months ended March 31, 1995. Costs associated with the integration of Concord, the charge off of impaired goodwill associated with the Loan Services business in 1995 and the 19.4% growth in revenue accounted for most of this variance.

  The income tax provision of $13.3 million for the nine months ended March 31, 1996 increased from a $1.4 million benefit for the nine months ended March 31, 1995 due to the partial tax benefit associated with the third quarter loss in 1995. Additionally, the effective tax rate increased from 16% for the nine months ended March 31, 1995, to 38% for the nine months ended March 31, 1996 primarily due to the change in the deferred tax asset valuation allowance. The Company periodically evaluates the deferred tax asset and adjusts the related valuation allowance to an amount which is more likely than not to be realized through future taxable income.

Liquidity and Capital Resources

  At March 31, 1996, the Company had cash and cash equivalents of $25.9 million and working capital of approximately $35.9 million. The Company has been able to finance its cash requirements through cash flows from operations. In addition, the Company has a $10.0 million revolving line of credit including a $5.0 million letter of credit sub facility available to finance working capital requirements, and a $90.0 million multiple draw acquisition term loan facility. At March 31, 1996, the Company had $0.2 million outstanding in the form of letters of credit. In August of 1995, the Company paid off all of its outstanding term loan indebtedness.

  For the nine months ended March 31, 1996, operating activities provided cash of $26.9 million primarily through net earnings of $21.7 million. Investing activities used cash of $3.8 million primarily from capital expenditures of $9.5 million offset by $4.2 million of maturities of short-term investments. Financing activities used cash of $4.5 million, $8.4 million being the reduction of outstanding borrowings, offset by $3.9 million received from the issuance of common stock and exercise of stock options.

Merger-Related Expenses

  During the fiscal year ended June 30, 1995, the Company merged with Concord and DSI in transactions accounted for as poolings of interests. As of March 31, 1996, approximately $6.0 million of costs to combine operations are included in accrued liabilities. Although actions to combine such operations were substantially completed by March 31, 1996, certain merger-related payments may extend beyond June 30, 1996.

                                     PART II




ITEM 1.   LEGAL PROCEEDINGS

          On August 23, 1994, and September 9, 1994, two purchasers of Concord's stock, Seymour Lazar and Joshua Teitelbaum, on behalf of themselves and all others similarly situated, filed class action complaints in the United States District Court for the Northern District of California against Concord, its board of directors and certain officers, Hambrecht & Quist Group, Bank of America NT&SA and Montgomery Securities alleging violations of the federal securities laws. The complaints allege that these individuals and entities misrepresented Concord's business and future prospects during Concord's initial public offering and in subsequent statements in order to successfully consummate the offering and to sustain an artificially inflated price for Concord's common stock. Accordingly, the plaintiffs seek to recover losses allegedly sustained by a class who purchased Concord's common stock between February 24, 1994, and June 17, 1994. The complaints do not specify the amount of damages sought. The two cases have been consolidated. No trial date has been scheduled.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          Exhibit 11.1 - Statement regarding computation of earnings per common share.

     (b)  Reports on Form 8-K

          None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   THE BISYS GROUP, INC.


Date:                         By:
      ---------------            ---------------------------------------

                                   Robert J. McMullan
                                   Executive Vice President and
                                     Chief Financial Officer
                                   (Duly Authorized Officer)

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   THE BISYS GROUP, INC.


Date:                         By: /s/ Robert J. McMullan
       ------------------        ----------------------------------------------
                                     Robert J. McMullan
                                     Executive Vice President and
                                       Chief Financial Officer
                                     (Duly Authorized Officer)