Form 10-Q/A
period 1996-03-31
BISYS GROUP INC
filed 1996-07-08
CIK 883587

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                 AMENDMENT NO. 1

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

 (State or other jurisdiction                      (I.R.S. Employer
  incorporation or organization)                    Identification No.)

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

Yes  X   No ___
    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


                  Class                     Shares Outstanding at June 27, 1996
                                            -----------------------------------

 Common Stock, par value $.02 per share                     24,290,787
                                                            ----------


                       This document contains   5   pages.
                                              -----

                              THE BISYS GROUP, INC.
                              INDEX TO FORM 10-Q/A
                                 AMENDMENT NO. 1



                                                               Page

PART II.  OTHER INFORMATION . . . . . . . . . . . . . . . .     3

                                     PART II



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          Exhibit 27 - Financial Data Schedule

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              THE BISYS GROUP, INC.


Date: July 3, 1996      By:
      ---------------      -----------------------------------------------------
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


                              THE BISYS GROUP, INC.


Date: July 3, 1996      By:  /s/ Robert J. McMullan
     ---------------      ------------------------------------------------------
                            Robert J. McMullan
                            Executive Vice President and Chief Financial Officer (Duly Authorized Officer)