Form 10-K
period 1996-06-30
BISYS GROUP INC
filed 1996-09-30
CIK 883587

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                                ---------------

   (MARK ONE)
      [X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                               SECURITIES EXCHANGE ACT OF 1934
                           FOR THE FISCAL YEAR ENDED JUNE 30, 1996
                                             OR
      [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                              SECURITIES EXCHANGE ACT OF 1934.

  FOR THE TRANSITION PERIOD FROM          TO     .    COMMISSION FILE NUMBER:
                                    33-45417

                             THE BISYS GROUP, INC.
             (Exact name of registrant as specified in its charter)

                     DELAWARE                                           13-3532663
         (State or other jurisdiction of                             (I.R.S. Employer
          incorporation or organization)                           Identification No.)

                                 150 CLOVE ROAD
                         LITTLE FALLS, NEW JERSEY 07424
                    (Address of principal executive offices)
                                   (Zip Code)

                                  201-812-8600
              (Registrant's telephone number, including area code)
                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      NONE
                                (Title of Class)
                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                         COMMON STOCK, $0.02 PAR VALUE
                                (Title of Class)
                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes _X_    No ___

    Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [X]

    State the aggregate market value of voting stock held by nonaffiliates of the Registrant as of September 18, 1996: $925,692,712.

    Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of September 18, 1996: 24,949,731.
                            ------------------------

DOCUMENTS INCORPORATED BY REFERENCE: List the following documents if incorporated by reference and the part of the Form 10-K into which the document is incorporated: (1) Any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933.

FISCAL 1996 ANNUAL REPORT to Shareholders--Part I, II and IV; PROXY STATEMENT
for November 14, 1996 Annual Meeting--Part III
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                             THE BISYS GROUP, INC.
                                   FORM 10-K
                                 JUNE 30, 1996

                                                                                                               PAGE
                                                                                                               -----
Part I
  Item 1.        Business.................................................................................           1
  Item 2.        Properties...............................................................................           9
  Item 3.        Legal Proceedings........................................................................           9
  Item 4.        Submission of Matters to a Vote of Security Holders......................................           9

Part II
  Item 5.        Market for Registrant's Common Equity and Related Stockholder Matters....................          10
  Item 6.        Selected Financial Data..................................................................          10
  Item 7.        Management's Discussion and Analysis of Financial Condition and Results of Operations....          10
  Item 8.        Financial Statements and Supplementary Data..............................................          10
  Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.....          10

Part III..................................................................................................          10

Part IV
  Item 14.       Exhibits, Financial Statement Schedules, and Reports on Form 8-K.........................          10

                                     PART I

ITEM 1. BUSINESS

    The BISYS-Registered Trademark- Group, Inc. and its wholly-owned subsidiaries ("BISYS" or the "Company") provide information and investment outsourcing solutions to and through more than 5,000 financial organizations and corporate clients. BISYS believes that it provides one of the financial services industry's most technologically advanced family of image and data processing outsourcing solutions and pricing analysis for account, item and loan application processing, and competitive product pricing support. BISYS designs, administers and distributes proprietary mutual funds and provides 401(k) administration services to some of the nation's leading investment management companies and provides life insurance services to the financial services industry.

    BISYS seeks to be the single source of all relevant outsourcing solutions for its clients in order to improve the performance, profitability and competitive position of all types of financial services organizations. BISYS also endeavors to expand the scope of its services through focused account management, emphasizing services with recurring revenues and long-term contracts. It increases its business base through (i) direct sales to new clients, (ii) sales of additional products and services to existing clients, and
(iii) acquisitions of businesses that provide complementary outsourcing solutions to financial organizations.

    BISYS was organized in August 1989 to acquire certain banking and thrift data processing operations of Automatic Data Processing, Inc. ("ADP"). BISYS traditional business was established in 1966 by United Data Processing, Inc., the predecessor of the banking and thrift data processing operations of ADP. Accordingly, together with its predecessors, BISYS has been providing outsourcing solutions to the financial services industry for more than 30 years. BISYS is incorporated under the laws of Delaware and has its principal executive office at 150 Clove Road, Little Falls, New Jersey 07424 (telephone 201-812-8600).

    Since its founding in 1989, BISYS has completed various acquisitions and mergers. During fiscal years 1994 through 1996, BISYS acquired or merged with the following businesses:

        July 1993--The Barclay Group, Inc., now part of BISYS Plan Services, provides 401(k) marketing, administrative support and participant recordkeeping to client companies;

        September 1993--Assets and certain liabilities of the Meyer Interest Rate Survey, now part of BISYS Research Services, gathers specific information on deposit and loan products offered by banking institutions and markets such information to clients;

        October 1993--The Winsbury Companies, now part of BISYS Fund Services, creates, markets, and administers proprietary mutual funds, primarily for banks;

        March 1994--SunTrust Data Systems, Inc., now part of BISYS TOTALPLUS-Registered Trademark- business, provides information services for correspondent community banks of SunTrust Banks, Inc.;

        March 1995--Concord Holding Corporation ("Concord"), now part of BISYS Fund Services, creates, markets and administers proprietary mutual funds, primarily for banks;

        May 1995--Document Solutions, Inc. ("DSI"), now known as BISYS Document Solutions, offers check and document imaging solutions to banks;

        April 1996--Strategic Solutions Group, Inc. ("SSG"), now known as BISYS Creative Solutions, designs, develops and provides automated marketing solutions to financial organizations, including the automated processing of consumer loan requests and prequalification of home buyers for mortgage loans (see "Recent Developments"); and

        June 1996--T.U.G., Inc. ("TUG"), now part of BISYS Insurance Services, provides life insurance services to the financial services industry (see "Recent Developments").

RECENT DEVELOPMENTS

    On April 22, 1996, BISYS acquired SSG through the merger of SSG with and into a wholly-owned subsidiary of BISYS. The transaction was completed through the issuance of 520,599 shares of BISYS common stock, $0.02 par value ("Common Stock"), in exchange for all outstanding shares of SSG common stock.

    On June 27, 1996, BISYS and Furman Selz, LLC ("Furman Selz") entered into an outsourcing alliance agreement pursuant to which BISYS will offer mutual fund distribution, administration, fund accounting, transfer agency and other support services to Furman Selz mutual fund clients.

    On June 28, 1996, BISYS acquired TUG through the merger of a wholly-owned subsidiary of BISYS with and into TUG. The transaction was completed through the issuance of 491,314 shares of Common Stock in exchange for all outstanding shares of TUG common stock.

    Although the acquisitions of SSG and TUG have been accounted for as poolings of interests, historical financial statements have not been restated, since the financial statement impact is not material.

COMPANY STRATEGY

    Financial organizations today are consistently challenged to compete more effectively, improve productivity and maximize profits during periods of both economic growth and decline. Outsourcing providers such as BISYS provide viable alternatives for automating critical tasks and functions and provide specific expertise and experience to financial organizations. BISYS outsourcing solutions deliver to its clients operational and bottom line benefits as well as the resources to generate incremental revenues. At the same time, BISYS realizes certain economies of scale in providing client service, operations support and product development for its diverse client base.

    BISYS objectives are to increase its client base and to expand the services it offers to them. The BISYS mission is to be the premier, full-service outsourcing business partner and catalyst for growth for the financial services industry, and to build shareholder value by consistently increasing both revenues and earnings per share through a combination of internal growth, new sales and strategic acquisitions. Six key principles have guided BISYS since its formation and continue to shape its business growth plan:

        FOCUS ON SERVING CLIENTS. BISYS seeks to strengthen business relationships with clients by offering new products and services designed to be technologically advanced solutions for improving client performance, growth and competitive position in a changing market.

        LEVERAGE TECHNOLOGICAL ADVANCEMENTS. BISYS seeks to maintain its leadership position in providing competitive, value-added outsourcing solutions through investment in new technology and the further integration of BISYS system capabilities.

        GROW INTERNALLY AND SELL AGGRESSIVELY. BISYS seeks to grow internally by aggressively selling services to new clients and cross-selling additional services to existing clients through focused sales in growth markets. BISYS also seeks to develop and sell new services to clients that help them retain existing customers, and attract additional customers from new markets. BISYS focuses its sales activities to target growing markets.

        OPTIMIZE HUMAN RESOURCES. BISYS seeks to attract and retain executives, technical staff and financial services professionals with the expertise required to enable BISYS to explore and develop new opportunities that will sustain its growth and market leadership position.

        EXPLOIT BUSINESS AND PRODUCT STRATEGY. BISYS seeks to capitalize on the synergies among its business units and to acquire complementary companies that support its client relationships and long-term business objectives.

        MANAGE CONTEMPORARY ACQUISITION STRATEGY. Strategic acquisitions represent an important growth tool for BISYS. To enhance shareholder value, BISYS seeks to combine conservative valuation discipline and transition experience to achieve market synergies and operating leverage.

    BISYS provides outsourcing solutions for data processing operations of banking institutions through an integrated family of services and products offered under the registered service mark TOTALPLUS. Although the TOTALPLUS family of services and products are adaptable to financial institutions of any size, BISYS believes that the target market, based on assets, consists of small and mid-sized institutions (commercial banks of $50 to $500 million in assets and thrift institutions of $100 million to $2 billion in assets) and major institutions (commercial banks of $500 million to $5 billion in assets and thrift institutions of $2 billion to $15 billion in assets). The potential revenues available from its target information services market are estimated to be approximately $2 billion per year.

    Using central site and client site solutions, TOTALPLUS supports most aspects of a banking institution's data automation requirements. TOTALPLUS is a comprehensive system, integrating innovative applications to provide bank-wide automation that enables financial institutions to compete with super regionals, banks serving a national marketplace, and non-bank competitors. The TOTALPLUS family of products and services provides bank-wide automation, integrating mainframe-based, central site and PC-based, client site applications. TOTALPLUS provides diverse financial organizations with the ability to customize each application to meet unique processing requirements and priorities.

    BISYS currently has four major data processing centers located in the Chicago, IL; Cincinnati, OH; Houston, TX; and Philadelphia, PA metropolitan areas. These regional service centers are uniformly automated with multi-tasking IBM (or equivalent) mainframe computer systems on which all TOTALPLUS host computer functions and client data are resident. BISYS intends to consolidate into two data processing centers during fiscal 1997. Each client's individual operating parameters and data are maintained separately, and extensive precautions are in place to ensure data security and privacy of communications between the client and the host. Both internal and external backup resources are maintained and regularly tested for BISYS own disaster recovery purposes. Additionally, BISYS maintains uniformly automated document processing centers which utilize IBM based mini-computer and reader/sorter capabilities. Document processing centers are located in Austin, TX; Boston, MA; Cherry Hill, NJ; Chicago, IL; Lake Success, NY; Oklahoma City, OK; and Richmond, VA.

    BISYS is a leader in providing image-based technology software to financial institutions. These imaging solutions convert traditional paper-based checks and other documents into digital images that can be accessed electronically. BISYS software has been installed in over 300 financial institutions representing approximately 70% of all bank check imaging systems in the country for the community bank market. This software product, designed to provide a fully integrated image environment, uses microcomputer technology and supports the majority of image processing equipment available today. This product family includes image capture and archive, image statements, image proof of deposit, return item/image processing, image signature verification, courtesy amount recognition, CD-ROM image delivery and customer financial analysis.

    BISYS provides low-cost automated marketing solutions to more than 300 financial organizations in an unattended service bureau environment on a seven day, 24 hour basis, from its offices in Atlanta, Georgia. These services include Loan Connection-TM-, which processes consumer loan requests, and Mortgage Connection-TM-, which helps to prequalify home buyers for mortgage loans. To use these services, borrowers enter numeric information on a touch tone telephone and, based on this input, BISYS retrieves credit bureau information and applies the individual financial organization's underwriting parameters and credit scoring criteria to provide qualifying information to the financial organization and the prospective borrower.

    BISYS gathers information on deposit and loan products offered by more than 4,000 banks, thrifts and credit unions on a daily, weekly, or monthly basis. BISYS markets and transmits this survey information in various formats and frequencies to over 1,250 client institutions, including 23 of the nation's top 25 commercial banks. This data is used by both money center and community banks to support their daily pricing decisions.

    BISYS designs, distributes and administers over 40 families of proprietary mutual funds consisting of more than 400 individual portfolios and provides 401(k) plan marketing support, administration and recordkeeping services to 20 of the nation's leading bank and investment management companies.

    BISYS is a leader in distributing and administering proprietary open-end "mutual funds" registered under the Investment Company Act of 1940 (the "Investment Company Act"), primarily for the bank managed mutual fund sector, a rapidly growing sector in the mutual fund industry. BISYS provides distribution services, including the development of joint and external sales and marketing programs and administrative services, including responsibility for administration, transfer agency, shareholder services, compliance and fund accounting. BISYS provides distribution services through its various wholly-owned broker/dealer subsidiaries. In order to assist its clients' mutual fund sales efforts, BISYS maintains a distribution sales force to raise additional assets for its clients' funds. The banking institution, or a subsidiary or affiliate thereof, typically acts as investment advisor and custodian to the fund.

    BISYS integrates its banking and mutual fund expertise to provide a wide array of specialized services. More than a traditional administrator and distributor, BISYS takes a consultative approach to its client relationships, offering innovative, fee-generating and cost-effective solutions to expand and manage the banking institution's mutual fund business. BISYS offers its clients a complete turnkey outsourcing solution for mutual fund operations which includes comprehensive marketing, institutional sales, retail sales, telemarketing, development of new products and markets and institutional and retail shareholder servicing centers. BISYS designs, plans and implements strategies to help mutual funds attain critical mass, reach new prospects and markets and add value in an increasingly competitive market. BISYS services over 40 mutual fund families encompassing more than 400 individual portfolios with a market value exceeding $100 billion in assets for mutual fund groups, as well as common and collective bank investment funds.

    BISYS provides outsourcing solutions to financial organizations and corporate clients for marketing and sales support and administration and participant recordkeeping services for corporate sponsored 401(k) plans. BISYS maintains partnerships with financial organizations including banks and investment and insurance companies and provides marketing and proposal support for their sale of their 401(k) plan investment products. BISYS markets to and builds systems linkage with these investment manager partners and enables them to concentrate on selling 401(k) plans while having BISYS provide the administrative and recordkeeping functions for a sponsoring company. On an ongoing basis, BISYS performs 401(k) participant recordkeeping and other services including daily valuation of participant balances, administering 401(k) loans, discrimination testing, participant statements and participant communications. BISYS provides marketing and sales support to its 18 financial organization partners and administrative and participant recordkeeping services for more than 600,000 eligible participants in over 4,500 sponsoring companies nationwide.

    BISYS outsources life insurance services to the financial services industry. BISYS is a full-service distributor and administrator of life insurance services and employs strategic alliances with major insurance companies and national producer groups to provide outsourcing services for life insurance product distribution. BISYS services a network of, and markets products and services through, more than 30,000 insurance agents and brokers nationwide. BISYS offers a full-service, single source solution to support banks' initiatives to offer life insurance services to their customer bases. BISYS allows clients to use their distribution channels to offer life insurance products and services, ranging from annuities and commodity term products to estate planning products. In addition to product solutions, BISYS provides clients with the systems necessary to support their sale of insurance products, including licensing management, marketing and proposal support, application processing and advanced underwriting and commission accounting and processing.

CONTRACTS

    Services are provided to BISYS clients, for the most part, on the basis of a contract which renews for successive terms, unless terminated by either party. BISYS management has pursued a policy of obtaining renewal terms equal to or exceeding the original contract terms.

    Contracts for distribution services to mutual funds, as required by the Investment Company Act, provide that such contracts may continue for a period longer than two years only if such continuance is specifically approved at least annually by both a majority of the disinterested directors and either the other members of the board of directors or the holders of a majority of the outstanding shares of the fund.

    BISYS fee structure for data processing clients is based primarily on number of accounts, loans, participants and/or transactions handled for each service, in some cases, subject to minimum charges, plus additional charges for special options, services and features. BISYS fee structure for mutual fund services clients is based primarily on the average daily net asset value of the fund, in some cases, subject to minimum charges. BISYS 401(k) fee structure is based upon the number of eligible participants in a plan subject to certain minimums. BISYS check imaging software is licensed subject to a one-time fee with recurring maintenance fees. BISYS telephone loan support services are provided based on a one-time implementation fee plus a per-transaction fee. Contracts with insurance carriers providing products for BISYS customers provide for compensation based on a percentage of premiums paid and transaction charges and are generally cancelable at the discretion of the parties.

    BISYS believes that the contractual nature of its businesses, combined with its historical renewal experience, provides a high level of recurring revenues.

CLIENT BASE

    BISYS clients are located in all 50 states. BISYS provides outsourcing solutions to commercial banks, mutual savings institutions, thrift organizations, mutual funds, insurance companies, insurance producer groups, corporate clients and other financial organizations including investment counselors and brokerage firms.

DISASTER RECOVERY SYSTEMS

    Where appropriate, BISYS has implemented a comprehensive disaster recovery system. The key restoration services includes off-site storage and rotation of critical files, availability of a third-party "hot site" and telecommunications recovery capability. BISYS believes that its single product and consistent platform approach to data processing and communications and other operating procedures enable it to achieve greater efficiencies in maintaining and enhancing its disaster recovery system, the capabilities of which are regularly tested by BISYS with the cooperation of its clients. BISYS has also developed and markets a microcomputer-based client site disaster recovery planning product that is specifically designed to meet the compliance needs of its financial institution clients.

SALES, MARKETING AND CLIENT SUPPORT

    BISYS sells its services directly to potential clients or supports insurance agents and companies, brokerage firms and other entities in their endeavors to gain new clients. In addition to direct sales, BISYS utilizes reseller/distributors to sell its software. BISYS has a number of sales offices throughout the United States, including California, Florida, Georgia, Massachusetts, Michigan, New York, Oklahoma, Pennsylvania, Texas and Virginia.

    BISYS utilizes an account executive staff which provides client account management and support. In accordance with BISYS strategy of providing a single source solution to its clients, the account executive staff also markets and sells additional services to existing clients and manages the contract renewal process. Using centralized resources, BISYS provides its direct sales staff and account executives with marketplace data, presentation materials and telemarketing data. BISYS maintains client support staff at its principal locations, which is responsible for day-to-day interaction with clients and also markets BISYS products and services to existing clients.

COMPETITION

    BISYS believes the market for its services is highly competitive. BISYS remains competitive due to several factors, including BISYS overall company strategy and commitment, product quality, reliability of service, a comprehensive and integrated product line, timely introduction of new products and services, and competitive pricing. BISYS believes that, by virtue of its range of product and service offerings and its overall commitment to client service and relationships, it competes favorably in these categories. In addition, BISYS believes that it has a competitive advantage as a result of its position as an independent vendor, rather than as a cooperative, an affiliate of a financial institution, a hardware vendor or as a competitor to its clients.

    BISYS principal competitors are independent vendors of computer software and services, in-house departments, affiliates of financial institutions or large computer hardware manufacturers, processing centers owned and operated as user cooperatives, insurance companies, third party administration firms, mutual funds companies and brokerage firms. No single competitor offers the full range of products and services that are offered by BISYS. Specific competitors include Fiserv, M&I Data Services, Systematics, Federated Investors and SEI Corporation, among others.

RESEARCH AND DEVELOPMENT

    In order to meet the changing needs of the financial organizations that it serves, BISYS continually evaluates, develops, maintains and enhances various application software and other technology used in its business. During fiscal 1994, 1995 and 1996, BISYS spent approximately $8.9 million, $9.4 million and $10.2 million, respectively, on research and development. Most of BISYS central site application software has been developed internally, and a majority of the client site application software is licensed from third parties and integrated with BISYS existing systems.

PROPRIETARY RIGHTS

    BISYS regards its software as proprietary and relies upon trade secret laws, internal nondisclosure guidelines and contractual provisions for protection. BISYS does not hold any registered patents or copyrights on its software. BISYS believes that legal protection of its software is less significant than the knowledge and experience of BISYS management and personnel and their ability to develop, enhance and market new products and services. BISYS believes that it holds all proprietary rights necessary for the conduct of its business.

    Application software similar to that licensed by BISYS is generally available from alternate vendors, and in instances where BISYS believes that additional protection is required, the applicable license agreement provides BISYS with the right to obtain the software source code upon the occurrence of certain events.

GOVERNMENT REGULATION

    Certain BISYS subsidiaries are registered as broker/dealers with the Securities and Exchange Commission (the "SEC"). Much of the federal regulation of broker/dealers has been delegated to self-regulatory organizations, principally the National Association of Securities Dealers (the "NASD") and the national securities exchanges. Broker/dealers are subject to regulation which covers all aspects of the securities business including sales methods, trading practices, use and safekeeping of customers' funds and securities, capital structure, recordkeeping and the conduct of directors, officers and employees. Additional legislation, changes in rules and regulations promulgated by the SEC, the Municipal Securities

Rulemaking Board, the Office of the Comptroller of the Currency ("OCC"), the Federal Deposit Insurance Corporation ("FDIC"), the Federal Reserve Board (the "FRB") and the self-regulatory organizations or changes in the interpretation of enforcement of existing laws, rules and regulations, may directly affect the mode of operations and profitability of broker/dealers. The SEC, the FRB, the self-regulatory organizations, state securities law administrators, the OCC and the FDIC may conduct regulatory proceedings for violations of applicable laws, rules and regulations. Such violations can result in disciplinary actions (such as censure, the imposition of fines, the issuance of cease-and-desist orders or the suspension or revocation of registrations, memberships or licenses of a broker/dealer or its officers, directors or employees), as well as civil and criminal penalties. The principal purpose of such regulations generally is the protection of the investing public and the integrity of securities markets, rather than protection of securities firms or their creditors or stockholders.

    In addition, BISYS broker/dealer subsidiaries are subject to SEC Rule 15c3-1 (commonly known as the "Net Capital Rule"). The Net Capital Rule, which specifies the minimum amount of net capital required to be maintained by broker/dealers, is designed to measure the general financial integrity and liquidity of broker/dealers and requires that a certain part of broker/dealers' assets be kept in relatively liquid form. Failure to maintain the required minimum amount of net capital may subject a broker/dealer to suspension or revocation of licenses, registration or membership with the New York Stock Exchange, the SEC, the NASD, and various state securities law administrators and may ultimately require liquidation of the broker/dealer. Under certain circumstances, the Net Capital Rule also prohibits payment of cash dividends, redemption or repurchase of stock, distribution of capital and prepayment of subordinated indebtedness. Thus, compliance with the Net Capital Rule could restrict BISYS ability to withdraw capital from its broker/dealer subsidiaries which, in turn, could limit BISYS ability to pay cash dividends. At June 30, 1996, BISYS broker/dealer subsidiaries had net capital of approximately $5.1 million, which exceeded the net capital requirements by approximately $4.2 million.

    Under the Investment Company Act, the distribution agreements between each mutual fund and a BISYS subsidiary terminate automatically upon assignment of the agreement. In addition, BISYS administration agreements with its bank clients also terminate upon assignment pursuant to the terms thereof. The term "assignment" includes direct assignments by BISYS as well as assignments which may be deemed to occur, under certain circumstances, upon the transfer, directly or indirectly, of a controlling block of BISYS voting securities. The Investment Company Act presumes that any transfer of more than 25% of the voting securities of any person represents a transfer of a controlling block of voting securities.

    As a provider of services to banking institutions, BISYS is not directly subject to federal or state banking regulations. However, BISYS subsidiary, BISYS, Inc., may be subject to review from time to time by the FDIC, the National Credit Union Association, the Office of Thrift Supervision, the OCC and various state regulatory authorities. These regulators make certain recommendations to BISYS regarding various aspects of its operations. In addition, BISYS processing operations are reviewed annually by an independent auditing firm.

    Banks and other depository institutions doing business with BISYS are subject to extensive regulation at the federal and state levels under laws, regulations and other requirements specifically applicable to regulated financial institutions, and are subject to extensive examination and oversight by federal and state regulatory agencies. As a result, the activities of BISYS client banks are subject to comprehensive regulation and examination, including those activities specifically relating to the sale by or through them of mutual funds and other investment products. BISYS is not presently aware of any facts which would lead it to believe that any of its bank clients are not in compliance with applicable federal and state laws, regulations and other requirements concerning the administration and distribution of bank managed mutual funds.

    In this regard, the Glass-Steagall Act has been applied to prohibit banks from engaging in the organization, sponsorship, underwriting and principal distribution of mutual funds, but not to prohibit banks from providing investment advisory, administrative, selling and other related services for, to or with respect to the sale of mutual funds shares to their customers. Other depository institutions laws, regulations and requirements do not impose substantive limitations of a material nature on the activities which BISYS client banks now perform with respect to their proprietary and other mutual funds, but regulate in various respects the manner in which such activities may be performed. Nevertheless, future change in the application or the interpretation of the Glass-Steagall Act or other banking laws and regulations, or future legislative changes in existing banking laws, may have a material and adverse impact on the ability of BISYS client banks to engage in mutual fund activities, and consequently on the business relationships between BISYS and its client banks. BISYS is not presently aware of any pending regulatory developments, which, if approved, would adversely affect the ability of its client banks to engage in mutual fund activities. In addition, future changes in the Glass-Steagall Act may remove the existing prohibition on banks engaging in the organization, sponsorship, underwriting and principal distribution of mutual funds, permitting banks to perform certain functions now required to be performed by third parties such as BISYS. Any such change could affect BISYS in its provision of distribution services through clients choosing to perform distribution functions independently.

    Federal regulatory agencies have promulgated guidelines or other requirements which apply to depository institutions subject to their respective supervisory jurisdiction with respect to the sale of mutual funds and other non-FDIC insured investment products to retail customers. These requirements apply to, among other things, sales of investment products on bank premises by or through the use of third-party service providers. These requirements generally require banking institutions which contract to sell investment products through the use of third-party service providers to implement appropriate measures to ensure that such activities are being conducted in accordance with applicable bank and securities regulatory requirements (including the agencies' retail sales guidelines), and may in some instances impose certain "due diligence" obligations on regulated depository institutions with respect to the nature and the quality of services provided by such third-party service providers. Such regulatory requirements may increase the extent of oversight which federal regulatory agencies may require BISYS client banks to exercise over the activities of BISYS.

    Federal and state banking laws grant state and federal regulatory agencies broad authority to take administrative enforcement and other adverse supervisory actions against banks and other regulated depository institutions where there is a determination that unsafe and unsound banking practices, violations of laws and regulations, failures to comply with or breaches of written agreements, commitments or undertakings entered into by such banks with their regulatory agencies, or breaches of fiduciary and other duties exist. Banks engaged in, among other things, mutual fund-related activities may be subject to such regulatory enforcements and other adverse actions to the extent that such activities are determined to be unlawful, unsound or otherwise actionable.

    Certain operations of BISYS are subject to regulation by the insurance departments of the states in which BISYS sells insurance products. Certain BISYS employees are required to be licensed as insurance producers in certain states. Under current law in most states, banks are prohibited from directly selling insurance.

EMPLOYEES

    As of June 30, 1996, BISYS employed approximately 1,800 employees. None of its employees is represented by a union and there have been no work stoppages, strikes or organization attempts. BISYS believes that its relations with its employees are good.

    The service nature of BISYS makes its employees an important corporate asset. Most employees are not subject to employment agreements; however, certain BISYS managers have such agreements.

ITEM 2. PROPERTIES

    The following table provides certain summary information with respect to the principal properties that BISYS owns or leases:

                                                                           EXPIRATION
LOCATION                      FUNCTION                TITLE    SQ. FEET       DATE
- -----------------  -------------------------------  ---------  ---------  ------------
Little Falls, NJ   Corporate headquarters           Leased         8,459      2000
Houston, TX        Executive offices and data
                     processing center              Leased        58,568      2001
                   Document processing center       Leased        11,890      1996
Cherry Hill, NJ    Data processing center           Leased        31,350      2000
Lombard, IL        Data processing center           Leased        25,240      2000
Columbus, OH       Mutual fund service center       Leased       103,794      2005
Ambler, PA         Data processing center           Leased        53,605      1998

    In addition to the principal facilities listed above, BISYS also leases certain other office and data processing facilities with leases expiring between 1996 and 2001.

    BISYS owns or leases central processors and associated peripheral equipment used in its data and item processing operations and communications network, 401(k) business and electronic banking business. BISYS believes that its existing facilities and equipment, together with expansion in the ordinary course of business, are adequate for its present and foreseeable needs.

ITEM 3. LEGAL PROCEEDINGS

    On August 23, 1994 and September 9, 1994, two purchasers of Concord's stock, Seymour Lazar and Joshua Teitelbaum, on behalf of themselves and all others similarly situated, filed class action complaints in the United States District Court for the Northern District of California against Concord, its Board of Directors and certain officers, Hambrecht & Quist Group, Bank of America, NT&SA and Montgomery Securities alleging violations of the federal securities laws. The complaints allege that these individuals and entities misrepresented Concord's business and future prospects during Concord's initial public offering and in subsequent statements in order to successfully consummate the offering and to sustain an artificially inflated price for Concord's common stock. Accordingly, the plaintiffs seek to recover losses allegedly sustained by a class who purchased Concord's common stock between February 24, 1994 and June 17, 1994. The complaints do not specify the amount of damages sought. The two cases have been consolidated. The parties have negotiated terms of a proposed settlement of the litigation, which settlement would be within the reserves established by the Company and the Company's insurance coverage. Any such settlement is subject to the negotiation of a definitive settlement agreement and to court approval. Regardless of any settlement, the Company's management believes that the Company has adequate defenses, reserves and/or insurance coverages against such litigation, and that the outcome of these proceedings will not have a material effect upon the Company's financial position, results of operations, or cash flows.

    BISYS is involved in litigation arising in the ordinary course of business. Management believes that BISYS has adequate defenses and/or insurance coverage deemed probable against such litigation and that the outcome of these proceedings, individually or in the aggregate, will not have a material adverse effect upon BISYS financial position, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matter was submitted to a vote of security holders of the Company during the fourth quarter of fiscal 1996.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The information required in Item 5 is incorporated herein by reference to page 32 of the Company's 1996 Annual Report to Shareholders (the "Annual Report") and Note 4 to the Company's consolidated financial statements included therein. Portions of the Annual Report incorporated by reference in this report are included in this report as Exhibit 13.

ITEM 6. SELECTED FINANCIAL DATA

    The information requested in Item 6 is incorporated herein by reference to page 17 of the Annual Report, included in this report as Exhibit 13.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

    The information required in Item 7 is incorporated herein by reference to pages 18 through 20 of the Annual Report, included in this report as Exhibit 13.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The information required in Item 8 is incorporated herein by reference to pages 21 through 31 of the Annual Report, included in this report as Exhibit 13.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS IN ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

    Pursuant to Instruction G(3) to Form 10-K, the information required in Items 10 through 13 is incorporated by reference from the Company's definitive proxy statement, which is expected to be filed pursuant to Regulation 14A within 120 days after the end of the Registrant's fiscal year.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a)(1) Financial Statements

    The consolidated financial statements of the Company as of June 30, 1996 and 1995 and for each of the three years in the period ended June 30, 1996, together with the report of Coopers & Lybrand L.L.P. dated August 16, 1996, are incorporated herein by reference to pages 17 through 32 of the Annual Report, included in this report as Exhibit 13.

    (a)(2) Financial Statement Schedules

    All financial statement schedules are omitted for the reason that they are either not applicable or not required or because the information required is contained in the consolidated financial statements or notes thereto.

    (a)(3) Reports on Form 8-K

    No reports on Form 8-K were filed during the quarter ended June 30, 1996.

    (b) Exhibits:

      2.1  --Agreement and Plan of Merger dated as of December 9, 1994 among the Registrant,
             BICON Acquisition Corp. and Concord Holding Corporation. (Incorporated by reference to Exhibit 2.1 to the Registrant's Registration Statement No. 33-87474.)
      2.2  --Amendment No. 1 to Agreement and Plan of Merger dated as of February 14, 1995 among the Registrant, BICON Acquisition Corp. and Concord Holding Corporation.
             (Incorporated by reference to the Registrant's Registration Statement No.
             33-87474.)
      2.3  --Agreement and Plan of Merger dated as of May 2, 1995 among the Registrant, BIDOC
             Acquisition Corp., Document Solutions, Inc. ("DSI") and shareholders of DSI.
             (Incorporated by reference to Exhibit 2.3 to the Registrant's Annual Report on Form
             10-K for the fiscal year ended June 30, 1995.)
      3.1  --Amended and Restated Certificate of Incorporation of The BISYS Group, Inc.
             (Incorporated by reference to the Registrant's Registration Statement No.
             333-02932.)
      3.2  --By-Laws of The BISYS Group, Inc. (Incorporated by reference to Exhibit 3.2 to the
             Registrant's Registration Statement No. 33-45417.)
      4.1  --Credit Agreement dated as of May 19, 1994 by and among BISYS, Inc., the Signatory
             Banks thereto and The Bank of New York, as agent. (Incorporated by reference to
             Exhibit 10.1 on Form 10-K for fiscal year ended June 30, 1994.)
      4.2  --Security Agreement dated as of May 19, 1994 between BISYS, Inc. and The Bank of New
             York, as agent. (Incorporated by reference to Exhibit 10.2 to the Registrant's
             Annual Report on Form 10-K for the fiscal year ended June 30, 1994.)
      4.3  --BISYS Group Guaranty, Security and Subordination Agreement dated as of May 19, 1994 between the Registrant and The Bank of New York, as agent. (Incorporated by reference to Exhibit 10.3 to the Registrant's Annual Report on Form 10-K for the
             fiscal year ended June 30, 1994.)
      4.4  --Affiliate/Subsidiary Guaranty, Security and Subordination Agreement dated as of May
             19, 1994 among BISYS Document Processing, Inc., BISYS Loan Services, Inc.,
             Tridatatron Software Services, Inc., BISYS Investment Services, Inc., The Winsbury
             Corporation, WC Subsidiary Corporation, The Winsbury Service Corporation, BISYS
             Survey, Inc., BISYS/ STDS, Inc. and The Bank of New York, as agent. (Incorporated by reference to Exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the
             fiscal year ended June 30, 1994.)
     10.1  --Letter Agreement dated September 18, 1989 between the Registrant and Lynn J.
             Mangum. (Incorporated by reference to Exhibit 10.18 of the Registrant's
             Registration Statement No. 33-45417.)
     10.2  --Letter Agreement dated October 10, 1989 between the Registrant and Paul Bourke.
             (Incorporated by reference to Exhibit 10.19 of the Registrant's Registration
             Statement No. 33-45417.)
     10.3  --Letter Agreement dated May 12, 1995 between the Registrant and Lynn J. Mangum.
             (Incorporated by reference to Exhibit 10.18 to the Registrant's Annual Report on
             Form 10-K for the fiscal year ended June 30, 1995.
     10.4  --Letter Agreement dated May 12, 1995 between the Registrant and Paul H. Bourke.
             (Incorporated by reference to Exhibit 10.19 to the Registrant's Annual Report on
             Form 10-K for the fiscal year ended June 30, 1995.)
     10.5  --Letter Agreement dated May 12, 1995 between the Registrant and Robert J. McMullan.
             (Incorporated by reference to Exhibit 10.20 to the Registrant's Annual Report on
             Form 10-K for the fiscal year ended June 30, 1995.)
     10.6  --The BISYS Group, Inc. Amended and Restated Stock Option and Restricted Stock
             Purchase Plan. (Incorporated by reference to Exhibit 10.23 to the Registrant's
             Annual Report on Form 10-K for the fiscal year ended June 30, 1994.)

     10.7  --BISYS 401(k) Savings Plan. (Incorporated by reference to Exhibit 10.23 of the
             Registrant's Registration Statement No. 33-45417.)
     10.8  --The BISYS Group, Inc. 1995 Employee Stock Purchase Plan. (Incorporated by reference to Exhibit A to the Registrant's proxy statement for its 1994 annual meeting of stockholders, filed with the Securities and Exchange Commission on October 6,
             1994.)
     10.9  --The BISYS Group, Inc. Non-Employee Directors' Stock Option Plan. (Incorporated by
             reference to Exhibit B to the Registrant's proxy statement for its 1994 annual meeting of stockholders, filed with the Securities and Exchange Commission on
             October 6, 1994.)
    10.10  --Lease of Little Falls, New Jersey facility dated January 9, 1991. (Incorporated by reference to Exhibit 10.24 of the Registrant's Registration Statement No.
             33-45417.)
    10.11  --Lease of Cherry Hill, New Jersey facility dated November 29, 1990. (Incorporated by reference to Exhibit 10.25 of the Registrant's Registration Statement No.
             33-45417.)
    10.12  --Lease of Lombard, Illinois facility dated May 29, 1990. (Incorporated by reference to Exhibit 10.27 of the Registrant's Registration Statement No. 33-45417.)
    10.13  --Lease of Houston, Texas facility dated June 30, 1986. (Incorporated by reference to
             Exhibit 10.28 of the Registrant's Registration Statement No. 33-45417.)
    10.14  --Lease of Ambler, Pennsylvania facility dated April 4, 1989. (Incorporated by reference to Exhibit 10.29 to the Registrant's Annual Report on Form 10-K for the
             fiscal year ended June 30, 1993.)
    10.15  --Lease of Columbus, Ohio facility dated August 30, 1994 as amended by First
             Amendment dated April 14, 1995. (Incorporated by reference to Exhibit 10.36 to the
             Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1995.)
    10.16  --Stock Purchase Agreement dated as of July 31, 1995 between Registrant and Enhance
             Financial Services Group, Inc. (Incorporated by reference to Exhibit 10.45 to the
             Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1995.)
    10.17  --Employment Agreement dated as of December 9, 1994 between the Registrant and Dennis
             R. Sheehan. (Incorporated by reference to Exhibit 10.47 to the Registrant's
             Registration Statement No. 33-87474.)
    10.18  --Affiliate Agreement dated as of December 9, 1994 among the Registrant and the persons listed on Schedule I thereto. (Incorporated by reference to Exhibit 10.49 to the Registrant's Registration Statement No. 33-87474.)
    10.19  --Registration Rights Agreement dated March 29, 1995 among the Registrant and the several persons named on Schedule I thereto. (Incorporated by reference to Exhibit
             10.9 to the Registrant's Report on Form 8-K filed on April 12, 1995.)
   10.20*  --Agreement and Plan of Merger dated April 22, 1996 among the Registrant, BISYS
             Acquisition Corp., Strategic Solutions Group, Inc. ("SSG"), and the shareholders of
             SSG (exhibits and schedules omitted and will be provided at the request of the
             Securities and Exchange Commission.)
   10.21*  --Registration Rights Agreement dated April 22, 1996 among the Registrant and the several persons named on Schedule I thereto.
   10.22*  --Agreement and Plan of Merger dated as of June 28, 1996 among the Registrant, BITUG
             Acquisition Corp., T.U.G., Inc. ("TUG") and the shareholders of TUG (exhibits and schedules omitted and will be provided at the request of the Securities and
             Exchange Commission.)
   10.23*  --Registration Rights Agreement dated June 28, 1996 among the Registrant and the several persons named on Schedule I thereto.
    10.24  --The BISYS Group, Inc. 1995 Stock Option Plan. (Incorporated by reference to Exhibit
             A to the Registrant's proxy statement for its 1995 annual meeting of stockholders, filed with the Securities and Exchange Commission.)

    10.25  --The BISYS Group, Inc. 1996 Employee Stock Purchase Plan. (Incorporated by reference to Exhibit B to the Registrant's proxy statement for its 1995 annual meeting of stockholders, filed with the Securities and Exchange Commission.)
    11.1*  --Computation of Per Share Earnings.
      13*  --Pages 17-32 of the Registrant's 1996 Annual Report to Shareholders.
      21*  --List of subsidiaries of The BISYS Group, Inc.
    23.1*  --Consent of Coopers & Lybrand L.L.P.
    23.2*  --Consent of Price Waterhouse LLP.
      27*  --Financial Data Schedule.
      99*  --Report of Price Waterhouse LLP.

- ------------------------

*   Filed herewith.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                THE BISYS GROUP, INC.

Date: September 27, 1996        By:            /s/ ROBERT J. MCMULLAN
                                     -----------------------------------------
                                     Robert J. McMullan
                                     EXECUTIVE VICE PRESIDENT AND
                                     CHIEF FINANCIAL OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 27th day of September 1996.

          SIGNATURE                        TITLE
- ------------------------------  ---------------------------

                                Director, Chairman of the
      /s/ LYNN J. MANGUM          Board and Chief Executive
- ------------------------------    Officer (Principal
       (Lynn J. Mangum)           Executive Officer)

      /s/ PAUL H. BOURKE        Director, Chief Operating
- ------------------------------    Officer and President
       (Paul H. Bourke)

                                Executive Vice President
    /s/ ROBERT J. MCMULLAN        and Chief Financial
- ------------------------------    Officer (Principal
     (Robert J. McMullan)         Financial and Accounting
                                  Officer)

     /s/ JAY W. DEDAPPER        Director
- ------------------------------
      (Jay W. DeDapper)

      /s/ JOHN J. LYONS         Director
- ------------------------------
       (John J. Lyons)

   /s/ THOMAS E. MCINERNEY      Director
- ------------------------------
    (Thomas E. McInerney)

     /s/ NEIL P. MARCOUS        Director
- ------------------------------
      (Neil P. Marcous)

                        INDEX TO EXHIBITS FILED HEREWITH

 EXHIBIT NO.                                                DESCRIPTION
- -------------  -----------------------------------------------------------------------------------------------------
       10.20   -- Agreement and Plan of Merger dated April 22, 1996 among the Registrant, BISYS Acquisition Corp.,
                 Strategic Solutions Group, Inc. ("SSG") and the shareholders of SSG (exhibits and schedules omitted and will be provided at the request of the Securities and Exchange Commission).
       10.21   -- Registration Rights Agreement dated April 22, 1996 among the Registrant and several persons named on Schedule I thereto.
       10.22   -- Agreement and Plan of Merger dated as of June 28, 1996 among the Registrant, BITUG Acquisition
                 Corp., T.U.G., Inc. ("TUG") and the shareholders of TUG (exhibits and schedules omitted and will be provided at the request of the Securities and Exchange Commission).
       10.23   -- Registration Rights Agreement dated June 28, 1996 among the Registrant and the several persons named on Schedule 1 thereto.
       11.1    -- Computation of Per Share Earnings.
       13      -- Pages 17-32 of the Registrant's 1996 Annual Report to Shareholders.
       21      -- List of subsidiaries of The BISYS Group, Inc.
       23.1    -- Consent of Coopers & Lybrand L.L.P.
       23.2    -- Consent of Price Waterhouse LLP.
       27      -- Financial Data Schedule.
       99      -- Report of Price Waterhouse LLP.