Form 10-Q
period 1996-09-30
BISYS GROUP INC
filed 1996-11-14
CIK 883587

================================================================================


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)


[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996

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

Yes  X   No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


                Class                     Shares Outstanding at October 18, 1996
--------------------------------------    --------------------------------------

Common Stock, par value $.02 per share                 24,993,952
                                                       ----------

                     This document contains 12 pages.

                             THE BISYS GROUP, INC.
                              INDEX TO FORM 10-Q




PART I.  FINANCIAL INFORMATION                                              Page



   Item 1. Financial Statements

     Condensed Consolidated Balance Sheet as of September 30,
          1996 and June 30, 1996 ..........................................  3

     Condensed Consolidated Statement of Operations for the
          three months ended September 30, 1996
          and 1995 ........................................................  4

     Condensed Consolidated Statement of Cash Flows for the three months ended September 30, 1996 and 1995 ...............................  5

          Notes to Condensed Consolidated Financial Statements6


   Item 2. Management's Discussion and Analysis of Results
          of Operations and Financial Condition ...........................  7



PART II.  OTHER INFORMATION ...............................................  9

   Item 1.  Legal Proceedings

   Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES ................................................................  10

EXHIBIT INDEX .............................................................  11

                                    PART I

ITEM 1.  FINANCIAL STATEMENTS

                     THE BISYS GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                             (Dollars in Thousands)
                                   (Unaudited)

                                                        September 30,  June 30,
                                                            1996        1996
                                                         ---------    ---------

ASSETS
Current assets:
  Cash and cash equivalents ......................       $  42,678    $  39,284
  Short-term investments ...........................         3,000         --
  Accounts receivable, net .........................        53,119       47,846
  Deferred tax asset ................................       11,728       12,159
  Prepaid expenses and other ........................        6,015        5,126
                                                         ---------    ---------
Total current assets ................................      116,540      104,415
Property and equipment, net .........................       26,839       25,264
Intangible assets, net ..............................       79,910       80,850
Other assets ........................................        3,657        4,096
                                                         ---------    ---------
    Total assets ....................................    $ 226,946    $ 214,625
                                                         =========    =========



LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt ..............    $     251    $     306
  Accounts payable ..................................        7,538        7,277
  Accrued liabilities ...............................       60,110       56,384
                                                         ---------    ---------
Total current liabilities ...........................       67,899       63,967
Long-term debt ......................................        1,642        1,668
Deferred tax liability ..............................        4,391        5,425
Other liabilities ...................................          361          393
                                                         ---------    ---------
    Total liabilities ...............................       74,293       71,453
                                                         ---------    ---------



Stockholders' equity:
  Common stock, $.02 par value, 80,000,000
     shares authorized, 24,990,976 and 24,782,101
     shares issued and outstanding,
     respectively ..................................           500          496
  Additional paid-in capital ........................      147,599      145,788
  Retained earnings (accumulated deficit) ...........        4,554       (3,112)
                                                         ---------    ---------
    Total stockholders' equity ......................      152,653      143,172
                                                         ---------    ---------
    Total liabilities and stockholders' equity ......    $ 226,946    $ 214,625
                                                         =========    =========




               The accompanying notes are an integral part of the
                   condensed consolidatedfinancial statements.

                     THE BISYS GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                      (In Thousands, Except Per Share Data)
                                   (Unaudited)

                                                            Three Months Ended
                                                              September 30,
                                                            ------------------
                                                          1996           1995
                                                        --------        --------


Revenues ........................................       $ 72,395        $ 52,272
                                                        --------        --------
Operating costs and expenses:
  Service and operating .........................         40,015          27,504
  General and administrative ....................         13,722          10,198
  Selling and conversion ........................          2,840           2,233
  Research and development ......................          2,608           2,539
  Amortization of intangible assets .............            936             942
                                                        --------        --------
Operating earnings ..............................         12,274           8,856
Interest (income) expense, net ..................           (504)            114
                                                        --------        --------
Earnings before income
 tax provision ..................................         12,778           8,742
Income tax provision ............................          5,112           3,321
                                                        --------        --------
Net earnings ....................................       $  7,666        $  5,421
                                                        ========        ========

Net earnings per common share ...................       $   0.29        $   0.22
                                                        ========        ========

Weighted average common and common
 equivalent shares outstanding ..................         26,341          24,366
                                                        ========        ========





               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                     THE BISYS GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                            Three Months Ended
                                                              September 30,
                                                           -------------------
                                                             1996        1995
                                                           --------    --------

Cash flows from operating activities:
Net earnings ...........................................   $  7,666    $  5,421
Adjustments to reconcile net earnings to
 net cash provided by operating activities:
  Depreciation and amortization ........................      2,847       2,198
  Deferred income tax provision (benefit) ..............       (603)      3,000
  Change in operating assets and liabilities ...........     (1,768)     (2,971)
                                                           --------    --------
Net cash provided by operating activities ..............      8,142       7,648
                                                           --------    --------

Cash flows from investing activities:
  Capital expenditures .................................     (3,510)     (3,892)
  Proceeds from maturities of short-term investments ...       --         2,258
  Purchase of short-term investments ...................     (3,000)       --
  Other ................................................         28       1,668
                                                           --------    --------
  Net cash provided by (used in) investing activities ..     (6,482)         34
                                                           --------    --------

Cash flows from financing activities:
  Proceeds from debt ...................................       --         1,600
  Repayment of debt ....................................        (81)     (8,405)
  Exercise of stock options ............................      1,815         663
                                                           --------    --------
  Net cash provided by (used in) financing activities ..      1,734      (6,142)
                                                           --------    --------

Net increase in cash and cash equivalents ..............      3,394       1,540

Cash and cash equivalents at beginning of period .......     39,284       7,296
                                                           --------    --------

Cash and cash equivalents at end of period .............   $ 42,678    $  8,836
                                                           ========    ========


               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                     THE BISYS GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



1.  The Company

    The BISYS(R) Group, Inc. and subsidiaries (the "Company") is a leading national provider of outsourcing solutions to and through financial organizations.

    The condensed consolidated financial statements include the accounts of The BISYS Group, Inc. and its subsidiaries and have been prepared consistent with the accounting policies reflected in the 1996 Annual Report on Form 10-K filed with the Securities and Exchange Commission and should be read in conjunction therewith. The condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary to present fairly this information.


2.  Use of Estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The most significant estimates are related to the allowance for doubtful accounts, intangible assets, merger expenses and other charges, income taxes and contingencies. It is reasonably possible that actual results could differ from these estimates in the near term.

3.  Contingencies

    For a description of certain legal proceedings related to the Company, refer to Part II, Item 1 - "Legal Proceedings" and the 1996 Annual Report on Form 10-K.

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The Company provides outsourcing solutions to and through financial organizations and reports as a single segment. The operating margins for each business unit of the Company are not significantly different. The following table presents the percentage of revenues represented by each item in the Company's condensed consolidated statement of operations for the periods indicated:


                                                             Three Months Ended
                                                               September 30,
                                                            -------------------
                                                            1996           1995
                                                           -----          -----

Revenues ..........................................        100.0%         100.0%
                                                           -----          -----

Operating costs and expenses:
  Service and operating ...........................         55.3           52.6
  General and administrative ......................         18.9           19.5
  Selling and conversion ..........................          3.9            4.3
  Research and development ........................          3.6            4.9
  Amortization of intangible assets ...............          1.3            1.8
                                                           -----          -----
Operating earnings ................................         17.0           16.9
Interest (income) expense, net ....................         (0.7)           0.2
                                                           -----          -----
Earnings before income tax provision ..............         17.7           16.7
Income tax provision ..............................          7.1            6.3
                                                           -----          -----
Net earnings ......................................         10.6%          10.4%
                                                           =====          =====


Comparison of the Three Months Ended September 30, 1996 with the Three Months Ended September 30, 1995.

     Revenues increased 38.5% from $52.3 million for the three months ended September 30, 1995 to $72.4 million for the three months ended September 30, 1996. This growth was derived from sales to new clients, existing client growth, and cross sales to existing clients, partially offset by lost business.

     Service and operating expenses increased 45.5% from $27.5 million during the three months ended September 30, 1995 to $40.0 million for the three months ended September 30, 1996, and increased as a percentage of revenues from 52.6% to 55.3%. These increases resulted from additional costs associated with greater revenues.

     General and administrative expenses increased 34.6% from $10.2 million during the three months ended September 30, 1995, to $13.7 million for the three months ended September 30, 1996, but decreased as a percentage of revenues from 19.5% to 18.9%. The dollar increase resulted from additional costs associated with greater revenues. The decrease as a percentage of revenues resulted from further utilization of existing general and administrative support resources.

     Operating earnings of $12.3 million for the three months ended September 30, 1996 increased from $8.9 million for the three months ended September 30, 1995, and remained flat as a percentage of revenues at approximately 17.0%.

     The income tax provision of $5.1 million for the three months ended September 30, 1996 increased from $3.3 million for the three months ended September 30, 1995. The provision represents an effective tax rate of 40.0% for the three months ended September 30, 1996, compared to 38.0% for the three months ended September 30, 1995. The lower rate in the prior year was primarily due to the impact of an adjustment to the valuation allowance during the three months ended September 30, 1995.

Liquidity and Capital Resources

     At September 30, 1996, the Company had cash and cash equivalents of $42.7 million and working capital of $48.6 million. The Company has been able to satisfy its cash requirements through its cash flows from operations. The Company is in discussion with its lenders to obtain a $100.0 million revolving credit facility, and terminated its existing $10.0 million revolving credit facility in October 1996. At September 30, 1996, the Company had $0.2 million outstanding in the form of letters of credit. The interest rate on other outstanding long-term borrowings of $1.9 million at September 30, 1996 was 7.75%.

     For the three months ended September 30, 1996, operating activities provided cash of $8.1 million, primarily through net earnings of $7.7 million. Investing activities used cash of $6.5 million, primarily for capital expenditures of $3.5 million and $3.0 million for purchases of short-term investments. Financing activities provided cash of $1.7 million, $1.8 million from the exercise of stock options, offset by $0.1 million for the repayment of debt.

Merger Expenses and Other Charges

     At September 30, 1996, approximately $7.9 million of costs to integrate new operations arising from prior acquisitions and costs relating to the combining of certain data center operations are included in accrued liabilities on the accompanying balance sheet. Approximately $1.8 million of such expenses were paid during the three months ended September 30, 1996.

     Accrued liabilities also include $14.0 million of estimated commissions and other expenses incurred in connection with the outsourcing alliance agreement entered into in June 1996 between the Company and the mutual fund division of Furman Selz LLC. During October 1996, $8.8 million of such expense were paid by the Company to Furman Selz pursuant to the agreement.

     It is anticipated that the actions to combine and integrate the aforementioned operations will be substantially completed by June 30, 1997.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

     Except for the historical information contained herein, the matters discussed in this quarterly report are forward-looking statements which involve risks and uncertainties, including but not limited to economic, competitive, governmental and technological factors affecting the Company's operations, markets, services and related products, prices, and other factors discussed in the Company's prior filings with the Securities and Exchange Commission.

                                       PART II

ITEM 1.     LEGAL PROCEEDINGS

            On August 23, 1994 and September 9, 1994, two purchasers of Concord's stock, Seymour Lazar and Joshua Teitelbaum, on behalf of themselves and all others similarly situated, filed class action complaints in the United States District Court for the Northern District of California against Concord, its Board of Directors and certain officers, Hambrecht & Quist Group, Bank of America NT&SA and Montgomery Securities alleging violations of the federal securities laws. The complaints allege that these individuals and entities misrepresented Concord's business and future prospects during Concord's initial public offering and in subsequent statements in order to successfully consummate the offering and to sustain an artificially inflated price for Concord's common stock. Accordingly, the plaintiffs seek to recover losses allegedly sustained by a class who purchased Concord's common stock between February 24, 1994, and June 17, 1994. The complaints do not specify the amount of damages sought. The two cases have been consolidated. The parties have entered into a definitive agreement subject to final court approval. Regardless of any settlement, management believes that the Company has adequate defenses and/or insurance coverage against litigation and that the outcome of these proceedings, individually or in the aggregate, will not have a material adverse effect upon the Company's financial position, results of operations, or cash flows. The Company only considers insurance deemed probable when evaluating loss contingencies.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

            Exhibit 11 - Statement regarding computation of earnings per common share.

      (b)   Reports on Form 8-K

            None

                                     SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    THE BISYS GROUP, INC.


Date: November 13, 1996             By: /s/ Robert J. McMullan
      ----------------------------      ----------------------------
                                            Robert J. McMullan
                                            Executive Vice President and
                                            Chief Financial Officer
                                            (Duly Authorized Officer)

                               THE BISYS GROUP, INC.
                                   EXHIBIT INDEX




Exhibit No.                                                     Page

      (11)  Computation of Earnings Per Common Share . . . . .  12

      (27)  Financial Data Schedule . . . . . . . . . . . . .  (electronic only)