Form 10-Q
period 1996-12-31
BISYS GROUP INC
filed 1997-02-18
CIK 883587

                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                     FORM 10-Q

(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                        THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1996

                                         OR
[  ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                        THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM ______________ TO _____________

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


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORT(S), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

YES   X    NO ____

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE:

      Class                            Shares Outstanding at January 27, 1997
-------------------------------------- --------------------------------------

Common Stock, par value $.02 per share                25,127,042

                         This document contains   15   pages.

                                THE BISYS GROUP, INC.

                                  INDEX TO FORM 10-Q


PART I.  FINANCIAL INFORMATION                                         PAGE




    Item 1.  Financial Statements

         Condensed Consolidated Balance Sheet as of
              December 31, 1996 and June 30, 1996. . . . . .. . . . .    3

         Condensed Consolidated Statement of Operations for the
              three and six months ended December 31, 1996 and 1995 .    4

         Condensed Consolidated Statement of Cash Flows for the
              six months ended December 31, 1996 and 1995 . . . . . .    5

         Notes to Condensed Consolidated Financial Statements . . . .    6


    Item 2.  Management's Discussion and Analysis of Results of
             Operations and Financial Condition . . . . . . . . . . .    7



PART II.  OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . .   10

    Item 1.   Legal Proceedings

    Item 4.   Submission of Matters to a Vote of Security Holders

    Item 6.   Exhibits and Reports on Form 8-K

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   12

EXHIBIT INDEX  . . . . . . . . . . . . . . . . . . . . . . . . . . . .   13

                                       PART I

                           ITEM 1.  FINANCIAL STATEMENTS

                       THE BISYS GROUP, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEET
                                   (IN THOUSANDS)
                                    (UNAUDITED)

                                                      December 31,   June 30,
                                                         1996         1996
                                                     ---------      ---------
ASSETS
Current assets:
   Cash and cash equivalents                         $  47,873      $  39,284
   Accounts receivable, net                             59,516         47,846
   Deferred tax asset                                    5,728         12,159
   Prepaid expenses and other                            5,375          5,126
                                                     ---------      ---------

Total current assets                                   118,492        104,415
Property and equipment, net                             27,967         25,264
Intangible assets, net                                  77,470         80,850
Other assets                                             4,086          4,096
                                                     ---------      ---------
     Total assets                                    $ 228,015      $ 214,625
                                                     ---------      ---------
                                                     ---------      ---------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt              $     236      $     306
   Accounts payable                                      8,293          7,277
   Accrued liabilities                                  51,104         56,384
                                                     ---------      ---------
Total current liabilities                               59,633         63,967
Long-term debt                                           1,623          1,668
Deferred tax liability                                   2,391          5,425
Other liabilities                                          361            393
                                                     ---------      ---------
     Total liabilities                                  64,008         71,453
                                                     ---------      ---------

Stockholders' equity:
   Common stock, $.02 par value, 80,000,000
    shares authorized, 25,052,596 and
    24,782,101 shares issued and outstanding,
    respectively                                           501            496
   Additional paid-in capital                          149,995        145,788
   Retained earnings (accumulated deficit)              13,511         (3,112)
                                                     ---------      ---------
     Total stockholders' equity                        164,007        143,172
                                                     ---------      ---------
     Total liabilities and stockholders' equity      $ 228,015      $ 214,625
                                                     ---------      ---------
                                                     ---------      ---------

The accompanying notes are an integral part of the condensed consolidated financial statements.

                        THE BISYS GROUP, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                     (UNAUDITED)


                                 Three Months Ended          Six Months Ended
                                     December 31,              December 31,
                               ----------------------     --------------------
                                   1996         1995          1996        1995
                               --------      --------     --------    --------
Revenues                       $ 74,797      $ 55,943     $147,192    $108,215
                               --------      --------     --------    --------

Operating costs and expenses:
   Service and operating         40,782        29,403       80,797      56,907
   General and administrative    13,033         9,722       26,755      19,920
   Selling and conversion         3,125         2,344        5,965       4,577
   Research and development       2,522         2,493        5,130       5,032
   Amortization of intangible
    assets                          902           942        1,838       1,884
                               --------      --------     --------    --------
Operating earnings               14,433        11,039       26,707      19,895
Interest (income) expense,
  net                              (493)          (12)        (997)        102
                               --------      --------     --------    --------
Earnings before income tax
  provision                      14,926        11,051       27,704      19,793
Income tax provision              5,969         4,200       11,081       7,521
                               --------      --------     --------    --------
Net earnings                   $  8,957      $  6,851     $ 16,623    $ 12,272
                               --------      --------     --------    --------
                               --------      --------     --------    --------

Net earnings per common share  $   0.34      $   0.28     $   0.63    $   0.50
                               --------      --------     --------    --------
                               --------      --------     --------    --------
Weighted average common and
  common equival equivalent
  shares outstanding             26,394        24,676       26,279      24,551
                               --------      --------     --------    --------
                               --------      --------     --------    --------


The accompanying notes are an integral part of the condensed consolidated financial statements.

                        THE BISYS GROUP, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                    (IN THOUSANDS)
                                     (UNAUDITED)

                                                         Six Months Ended
                                                            December 31,
                                                         ----------------
                                                      1996             1995
                                                   ---------         ---------
Cash flows from operating activities:
Net earnings                                      $  16,623         $  12,272
Adjustments to reconcile net earnings to net
   cash provided by operating activities:
   Depreciation and amortization                      5,682             4,619
   Deferred income taxes                              3,397             5,200
   Change in operating assets and liabilities       (16,660)           (5,376)
                                                -----------        ----------
Net cash provided by operating activities             9,042            16,715
                                                -----------        ----------
Cash flows from investing activities:
   Capital expenditures                              (7,675)           (6,678)
   Proceeds from maturities and sales of
     short-term investments                           3,000             2,341
   Purchase of short-term investments                (3,000)             --
  Proceeds from sale of businesses                    3,827              --
      Other                                             291             1,529
                                                -----------        ----------
Net cash used in investing activities                (3,557)           (2,808)
                                                -----------        ----------

Cash flows from financing activities:
   Proceeds from debt                                  --               6,800
   Repayment of debt                                   (115)          (15,205)
   Proceeds from exercise of stock options            3,219             1,806
                                                -----------        ----------
Net cash provided by  (used in) financing
  activities                                          3,104            (6,599)
                                                -----------        ----------

Net increase in cash and cash equivalents             8,589             7,308

Cash and cash equivalents at beginning of period     39,284             7,296
                                                -----------        ----------

Cash and cash equivalents at end of period      $    47,873        $   14,604
                                                -----------        ----------
                                                -----------        ----------

The accompanying notes are an integral part of the condensed consolidated financial statements.

                        THE BISYS GROUP, INC. AND SUBSIDIARIES
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)


1.  THE COMPANY

    The BISYS -Registered Trademark- Group, Inc. and subsidiaries (the "Company") is a leading national provider of outsourcing solutions to and through financial organizations.

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

2.  DISPOSITION OF ITEM PROCESSING DIVISION

    On October 30, 1996, the Company sold, pursuant to a stock purchase agreement, all of the outstanding stock of its Item Processing Division to a third party transaction processing company. The Item Processing Division provides item processing services to financial institutions across the country through a number of processing facilities. The stock purchase agreement provides for an initial cash payment and additional consideration payable to the Company contingent upon the level of revenues generated by existing and new customers of the Item Processing Division during the two years following the sale. The sale had no material impact on the Company's financial position or results of operations for the three months ended December 31, 1996.

3.  USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The most significant estimates are related to the allowance for doubtful accounts, intangible assets, merger expenses and other charges, income taxes and contingencies. Actual results could differ from these estimates in the near term.

4.  CONTINGENCIES

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

ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The Company provides outsourcing solutions to and through financial organizations which is reported as a single segment. The operating margins for each business unit of the Company are not significantly different. The following table presents the percentage of revenues represented by each item in the Company's condensed consolidated statement of operations for the periods indicated:

                                        Three Months Ended     Six Months Ended
                                            December 31,          December 31,
                                        ------------------     ----------------
                                            1996    1995       1996      1995
                                          ------   ------     ------    ------
Revenues                                  100.0%  100.0%      100.0%    100.0%
Operating costs and expenses:
  Service and operating                    54.5    52.6        54.9      52.6
  General and administrative               17.4    17.4        18.2      18.4
  Selling and conversion                    4.2     4.2         4.0       4.2
  Research and development                  3.4     4.4         3.5       4.7
  Amortization of intangible assets         1.2     1.7         1.3       1.7
                                          ------   ------     ------    ------
Operating earnings                         19.3    19.7        18.1      18.4
Interest (income) expense, net             (0.7)   --          (0.7)      0.1
                                          ------   ------     ------    ------
Earnings before income tax provision       20.0    19.7        18.8      18.3
Income tax provision                        8.0     7.5         7.5       7.0
                                          ------   ------     ------    ------
Net earnings                               12.0%   12.2%       11.3%     11.3%
                                          ------   ------     ------    ------
                                          ------   ------     ------    ------

COMPARISON OF THE THREE MONTHS ENDED DECEMBER 31, 1996 WITH THE THREE MONTHS ENDED DECEMBER 31, 1995.

    Revenues increased 33.7% from $55.9 million for the three months ended December 31, 1995 to $74.8 million for the three months ended December 31, 1996. This growth was derived from sales to new clients, existing client growth, cross sales to existing clients and revenues from acquired businesses, partially offset by lost business.

    Service and operating expenses increased 38.7% from $29.4 million during the three months ended December 31, 1995 to $40.8 million for three months ended December 31, 1996, and increased as a percentage of revenues from 52.6% to 54.5%. These increases resulted from additional costs associated with greater revenues.

    General and administrative expenses increased 34.1% from $9.7 million during the three months ended December 31, 1995, to $13.0 million for the three months ended December 31, 1996, and remained flat as a percentage of revenues at approximately 17.4%. The dollar increase resulted from additional costs associated with additional revenues.

    Operating earnings increased 30.8% from $11.0 million during the three months ended December 31, 1995, to $14.4 million for the three months ended December 31, 1996, and decreased as a percentage of revenues from 19.7% to 19.3%.

    Interest income was $0.5 million greater for the three months ended December 31, 1996 compared to the same period in the prior fiscal year due to higher levels of invested cash and cash equivalents.

    The income tax provision of $6.0 million for the three months ended December 31, 1996 increased from $4.2 million for the three months ended December 31, 1995. The provision represents an effective tax rate of 40.0% for the three months ended December 31, 1996 compared to 38.0% for the three months ended December 31, 1995. The lower rate in the prior year was primarily due to the impact of an adjustment to the deferred tax asset valuation allowance during the three months ended December 31, 1995.

COMPARISON OF THE SIX MONTHS ENDED DECEMBER 31, 1996 WITH THE SIX MONTHS ENDED DECEMBER 31, 1995.

    Revenues increased 36.0% from $108.2 million for the six months ended December 31, 1995 to $147.2 million for the six months ended December 31, 1996. This revenue growth was derived from sales to new clients,existing client growth, cross sales to existing clients and revenues from acquired businesses, partially offset by lost business.

    Service and operating expenses increased 38.7% from $56.9 million during the six months ended December 31, 1995 to $80.8 million for the six months ended December 31, 1996, and increased as a percentage of revenues from 52.6% to 54.5%. These increases resulted from additional costs associated with greater revenues.

    General and administrative expenses increased 34.3% from $19.9 million during the six months ended December 31, 1995 to $26.8 million for the six months ended December 31, 1996, and decreased as a percentage of revenues from 18.4% to 18.2%. The dollar increase resulted from additional costs associated with greater revenues. The decrease as a percentage of revenues resulted from further utilization of existing general and administrative support resources.

    Operating earnings of $26.7 million for the six months ended December 31, 1996 increased from $19.9 million for the six months ended December 31, 1995, and decreased as a percentage of revenues from 18.4% to 18.1%.

    Interest income was $1.0 million for the six months ended December 31, 1996 compared to interest expense of $0.1 million for the six months ended December 31, 1995 due to higher levels of invested cash and cash equivalents.

    The income tax provision of $11.1 million for the six months ended December 31, 1996 increased from $7.5 million for the six months ended December 31, 1995. The provision represents an effective tax rate of 40.0% for the six months ended December 31, 1996, compared to 38.0% for the six months ended December 31, 1996. The lower rate in the prior year was primarily due to the impact of an adjustment to the deferred tax asset valuation allowance during the six months ended December 31, 1995.

LIQUIDITY AND CAPITAL RESOURCES

    At December 31, 1996, the Company had cash and cash equivalents of $47.9 million and working capital of approximately $58.9 million. The Company has been able to finance its cash requirements through its cash flows from operations. The Company is in discussion with its lenders to obtain a $100.0 million revolving credit facility, and terminated its existing $10.0 million revolving line of credit facility in October 1996. At December 31, 1996, the Company had $0.2 million outstanding in the form of letters of credit. The interest rate on other outstanding long-term borrowings of $1.6 million at December 31, 1996 was 7.75%.

    For the six months ended December 31, 1996, operating activities provided cash of $9.0 million primarily through net earnings of $16.6 million. Investing activities used cash of $3.6 million primarily for capital expenditures of $7.7 million offset by net proceeds from sale of businesses
    of $3.8 million.   Financing activities provided cash of $3.1 million, $3.2
    million from the exercise of stock options, offset by $.01 million for the repayment of debt.

MERGER EXPENSES AND OTHER CHARGES

    At December 31, 1996, approximately $5.9 million of costs to integrate new operations arising from prior acquisitions and costs relating to the combining of certain data center operations are included in accrued liabilities on the accompanying balance sheet. Approximately $2.0 million of such expenses were paid during the three months ended December 31, 1996.

    Accrued liabilities at December 31, 1996 also include $5.0 million of estimated commissions and other expenses arising from the outsourcing alliance agreement entered into in June 1996 between the Company and the mutual fund division of Furman Selz LLC. Approximately $9.0 million of such expenses were paid by the Company to Furman Selz pursuant to the agreement during the three months ended December 31, 1996.

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

                                      PART II


ITEM 1.  LEGAL PROCEEDINGS

         On August 23, 1994, and September 8, 1994, two purchasers of Concord's stock, Seymour Lazar and Joshua Teitelbaum, on behalf of themselves and all others similarly situated, filed class action complaints in the United States District Court for the Northern District of California against Concord, its Board of Directors and certain officers, Hambrecht & Quist Group, Bank of America NT&SA and Montgomery Securities alleging violations of the federal securities laws. The complaints alleged that these individuals and entities misrepresented Concord's business and future prospects during Concord's initial public offering and in subsequent statements in order to successfully consummate the offering and to sustain an artificially inflated price for Concord's common stock. Accordingly, the plaintiffs sought to recover losses allegedly sustained by a class who purchased Concord's common stock between February 24, 1994, and June 17, 1994. The complaints did not specify the amount of damages sought. The two cases were consolidated into one case. The parties entered into a definitive settlement agreement which was approved by the court. On November 22, 1996, the court issued its order of final judgment and dismissed the case with prejudice. The Company paid the amount required in the settlement agreement during the three months ended December 31, 1996 and has no further obligations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Annual Meeting of Stockholders of the Company, held on November 14, 1996, the Stockholders approved the following matters:

         1. Re-election of all six Directors named below to hold office until the next Annual Meeting of Stockholders and until their successors have been duly elected and qualified:

                                          Number of
                   Name of Director    Votes in Favor
                   ----------------    --------------

                   Lynn J. Mangum         21,921,011
                   Paul H. Bourke         21,908,469
                   Jay DeDapper           21,919,724
                   John J. Lyons          21,921,044
                   Thomas E. McInerney    21,921,044
                   Neil P. Marcous        21,903,708

                                             For          Against    Abstain

         2.   1996 Stock Option Plan        16,594,494   4,708,647   16,762

         3.   1997 Employee Stock Purchase  21,214,176      97,263    8,464
              Plan

         4.   Amendment to 1995 Stock       20,651,870     583,764   84,269
              Option Plan

         5.   Amendment to 1989 Stock       20,489,306     624,891   34,801
              Option and Restricted Stock
              Purchase Plan

         6.   Appointment of Coopers &      21,930,913       2,873    7,129
              Lybrand, L.L.P. as
              independent accountants
              for fiscal year 1997

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



                      THE BISYS GROUP, INC.



Date:  2/14/97        By:  /s/ Robert J. McMullan
     -------------        ----------------------------------------------------
                          Robert J. McMullan
                          Executive Vice President and Chief Financial Officer
                          (Duly Authorized Officer)

                               THE BISYS GROUP, INC.
                                   EXHIBIT INDEX




EXHIBIT NO.                                                   PAGE

    (11) Computation of Earnings Per Common Share.  . . .     14

    (27) Financial Data Schedule  . . . . . . . . . . .      (electronic only)