Form 10-Q
period 1997-03-31
BISYS GROUP INC
filed 1997-05-14
CIK 883587

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X|            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

                                       OR
|_|           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to _________

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

Yes  |X|      No    |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                    Class                   Shares Outstanding at April 28, 1997
   --------------------------------------   ------------------------------------
   Common Stock, par value $.02 per share             25,143,527
                                                      ----------

                        This document contains 15 pages.

================================================================================

                             THE BISYS GROUP, INC.

                               INDEX TO FORM 10-Q

PART I.  FINANCIAL INFORMATION                                                         Page

      Item 1.  Financial Statements

           Condensed Consolidated Balance Sheet as of  March 31, 1997
                and June 30, 1996. . . . . . . . . . . . . . . . . . . . . . . .  . .    3

           Condensed Consolidated Statement of Operations for the three and
                nine months ended March  31, 1997 and 1996  . . . . . . . . . . . . .    4

           Condensed Consolidated Statement of Cash Flows for the nine months
                ended March 31, 1997 and 1996. . . . . . . . . . . . . . . . . .  . .    5

           Notes to Condensed Consolidated Financial Statements . . . . . . . . . . .    6


      Item 2.  Management's Discussion and Analysis of Results of Operations and
           Financial Condition . . . . . . . . . . . . . . . . . . . . . . . . .  . .    8



PART II.  OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   11

      Item 6.   Exhibits and Reports on Form 8-K

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   12

EXHIBIT INDEX . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   13

                                     PART I

                          ITEM 1. FINANCIAL STATEMENTS

                     THE BISYS GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (In Thousands)
                                   (Unaudited)

                                                                          March  31,  June 30,
                                                                             1997      1996
                                                                          ----------  --------
ASSETS
Current assets:
   Cash and cash equivalents                                               $ 57,566  $  39,284

   Accounts receivable, net                                                  63,227     47,846
   Deferred tax asset                                                         4,000     12,159
   Prepaid expenses and other                                                 6,773      5,126
                                                                           --------  ---------
          Total current assets                                              131,566    104,415
Property and equipment, net                                                  30,972     25,264
Intangible assets, net                                                       76,584     80,850
Other assets                                                                  4,994      4,096
                                                                           --------  ---------
          Total assets                                                     $244,116  $ 214,625
                                                                           ========  =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt                                    $     98  $     306
   Accounts payable                                                           9,932      7,277
   Accrued liabilities                                                       50,672     56,384
                                                                           --------  ---------
          Total current liabilities                                          60,702     63,967
Long-term debt                                                                1,605      1,668
Deferred tax liability                                                        4,839      5,425
Other liabilities                                                               361        393
                                                                           --------  ---------
          Total liabilities                                                  67,507     71,453
                                                                           --------  ---------

Stockholders' equity:
   Common stock, $.02 par value, 80,000,000 shares authorized,
    25,134,569 and 24,782,101 shares issued and outstanding, respectively       503        496
   Additional paid-in capital                                               151,643    145,788
   Retained earnings (accumulated deficit)                                   24,463     (3,112)
                                                                           --------  ---------
           Total stockholders' equity                                       176,609    143,172
                                                                           --------  ---------
           Total liabilities and stockholders' equity                      $244,116  $ 214,625
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

                     THE BISYS GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                      (In Thousands, Except Per Share Data)
                                   (Unaudited)

                                            Three Months Ended      Nine Months Ended
                                                   March 31,           March 31,
                                            ------------------      -----------------

                                             1997        1996       1997         1996
                                             ----        ----       ----         ----

Revenues                                    $83,961     $65,923    $231,153    $174,138
                                            -------     -------    --------    --------
Operating costs and expenses:
   Service and operating                     44,586      34,683     125,383      91,590
   General and administrative                13,809      10,638      40,564      30,558
   Selling and conversion                     3,098       2,098       9,063       6,675
   Research and development                   2,491       2,536       7,621       7,568
   Amortization of intangible assets            886         964       2,724       2,848
   Merger expenses and other charges          1,500        --         1,500        --
                                            -------     -------    --------    --------
Operating earnings                           17,591      15,004      44,298      34,899
Interest income, net                            665         210       1,662         108
                                            -------     -------    --------    --------
Earnings before income tax provision         18,256      15,214      45,960      35,007
Income tax provision                          7,304       5,770      18,385      13,291
                                            -------     -------    --------    --------
Net earnings                                $10,952     $ 9,444    $ 27,575    $ 21,716
                                            =======     =======    ========    ========

Net earnings per common share               $  0.42     $  0.38    $   1.05    $   0.88
                                            =======     =======    ========    ========

Weighted average common and common
equivalent shares outstanding                26,237      24,923      26,191      24,616
                                            =======     =======    ========    ========


          The accompanying notes are an integral part of the condensed consolidated financial statements.

                     THE BISYS GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                   Nine Months Ended
                                                                       March 31,
                                                                   -----------------
                                                                  1997        1996
                                                                  -----       ----
Cash flows from operating activities:
Net earnings                                                     $ 27,575   $ 21,716
Adjustments to reconcile net earnings to net cash provided
   by operating activities:
   Depreciation and amortization                                    8,651      7,211
   Deferred income taxes                                            7,573      6,700
   Change in operating assets and liabilities                     (21,632)    (8,748)
                                                                 --------   --------
Net cash provided by operating activities                          22,167     26,879
                                                                 --------   --------

Cash flows from investing activities:
   Capital expenditures                                           (12,763)    (9,487)
   Proceeds from maturities and sales of short-term investments     3,000      4,184
   Purchase of short-term investments                              (3,000)      --
   Proceeds from sale of businesses                                 3,827       --
   Other                                                              453      1,529
                                                                 --------   --------
Net cash used in investing activities                              (8,483)    (3,774)
                                                                 --------   --------

Cash flows from financing activities:
   Proceeds from debt                                                --        6,800
   Repayment of debt                                                 (271)   (15,205)
   Proceeds from exercise of stock options                          3,790      3,233
   Issuance of common stock                                         1,079        673
                                                                 --------   --------
Net cash provided by  (used in) financing activities                4,598     (4,499)
                                                                 --------   --------

Net increase in cash and cash equivalents                          18,282     18,606

Cash and cash equivalents at beginning of period                   39,284      7,296
                                                                 --------   --------

Cash and cash equivalents at end of period                       $ 57,566   $ 25,902
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

2.         Disposition of Item Processing Division

           On October 30, 1996, the Company sold, pursuant to a stock purchase agreement, all of the outstanding stock of its Item Processing Division to a third party transaction processing company. The Item Processing Division provides item processing services to financial institutions across the country through a number of processing facilities. The stock purchase agreement provides for an initial cash payment and additional consideration payable to the Company contingent upon the level of revenues generated by existing and new customers of the Item Processing Division during the two years following the sale. The sale had no material impact on the Company's financial position or results of operations for the nine months ended March 31, 1997.

3.         Credit Facility

           In March 1997, the Company entered into a new $100 million credit facility with its banks. The new agreement establishes a $100 million senior unsecured revolving credit facility (including a $10 million letter of credit subfacility) to support working capital requirements and fund the Company's future acquisitions. The facility expires in March 2002.

           Outstanding borrowings under the credit facility bear interest at prime or, at the Company's option, LIBOR plus a margin not to exceed 1.25% based upon the ratio of the Company's consolidated indebtedness to common stockholders' equity (the "Pricing Formula"). The credit agreement requires the Company to pay an agent fee of $25,000 per year and a commitment fee ranging from 0.15% and 0.25%, based on the Pricing Formula, on the unused portion of the facility. The facility is guaranteed by all subsidiaries of The BISYS Group, Inc. (except for broker/dealer, insurance and non-operating companies).

           The credit agreement, among other things, requires the Company to maintain certain financial covenants and limits the Company's ability to incur additional indebtedness and to pay dividends.

           The Company can borrow under the facility through March 2002, up to $100 million, reduced by the outstanding letters of credit ($226,000 at March 31, 1997). Interest is payable quarterly for prime rate borrowings or at maturity for LIBOR borrowings, which range from 30-180 days.

4.         Use of Estimates

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

5.         New Accounting Standard

           In March 1997, the Financial Accounting Standards Board issued FAS 128; "Earnings Per Share." FAS 128 supersedes APB 15, "Earnings Per Share", and changes the computation of earnings per share (EPS) by replacing the "primary" EPS requirements of APB 15 with a "basic" EPS computation based upon weighted average shares outstanding. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. FAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. The Company will adopt FAS 128 in the first quarter of fiscal year 1998, as required.

           The pro forma earnings per common share computed under the provision of FAS 128 for the three months and nine months ended March 31, 1997 are $0.44 basic earnings per common share and $0.42 diluted earnings per share, and $1.10 basic earnings per share and $1.05 diluted earnings per share, respectively.

 6.        Subsequent Event

           On May 7, 1997, the Board of Directors adopted a Shareholder Rights Plan whereby each holder of common stock of the Company will receive a dividend distribution at the rate of one Right for each share of common stock held of record as of the close of business on May 16, 1997.

           Each Right will entitle holders of common stock to buy one share of common stock of the Company at an exercise price of $175.00. The Rights would be exercisable, and would detach from the common stock (the "Distribution Date") only if a person or group (i) were to acquire 15 percent or more of the outstanding shares of common stock of the Company; (ii) were to announce a tender or exchange offer that, if consummated, would result in a person or group beneficially owning 15 percent or more of the outstanding shares of common stock of the Company; (iii) were declared by the Board to be an Adverse Person if such person or group beneficially owns 10% or more of the outstanding shares of common stock in the Company. In the event of any occurrence triggering the Distribution Date, each Right would entitle the holder (other than such an acquiring person or group) to purchase the outstanding shares of common stock of the Company (or, in certain circumstances, common stock of the acquiring person) with a value of twice the exercise price of the Rights upon payment of the exercise price. The Company will be entitled to redeem the Rights at $0.0025 per Right at any time. The Rights will expire at the close of business on May 16, 2007.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The Company provides outsourcing solutions to and through financial organizations which is reported as a single segment. The operating margins for each business unit of the Company are not significantly different. The following table presents the percentage of revenues represented by each item in the Company's condensed consolidated statement of operations for the periods indicated:

                                           Three Months Ended     Nine Months Ended
                                                March 31,             March  31,
                                           ------------------     -----------------
                                             1997       1996      1997       1996
                                             ----       ----      ----       ----
Revenues                                    100.0%     100.0%     100.0%     100.0%
                                            -----      -----      -----      -----
Operating costs and expenses:
    Service and operating                    53.1       52.6       54.2       52.6
    General and administrative               16.4       16.1       17.6       17.6
    Selling and conversion                    3.7        3.2        3.9        3.8
    Research and development                  3.0        3.8        3.3        4.4
    Amortization of intangible assets         1.1        1.5        1.2        1.6
    Merger expenses and other charges         1.8        --         0.6        --
                                            -----      -----      -----      -----
Operating earnings                           20.9       22.8       19.2       20.0
Interest income, net                          0.8        0.3        0.7        0.1
                                            -----      -----      -----      -----
Earnings before income tax provision         21.7       23.1       19.9       20.1
Income tax provision                          8.7        8.8        8.0        7.6
                                            -----      -----      -----      -----
Net earnings                                 13.0%      14.3%      11.9%      12.5%
                                             ====       ====       ====       ====

Comparison of the Three Months Ended March 31, 1997 with the Three Months Ended March 31, 1996.

           Revenues increased 27.4% from $65.9 million for the three months ended March 31, 1996 to $84.0 million for the three months ended March 31, 1997. This growth was derived from sales to new clients, existing client growth, cross sales to existing clients and revenues from acquired businesses, partially offset by lost business.

           Service and operating expenses increased 28.6% from $34.7 million during the three months ended March 31, 1996 to $44.6 million for three months ended March 31, 1997, and increased as a percentage of revenues from 52.6% to 53.1%. These increases resulted from additional costs associated with greater revenues.

           General and administrative expenses increased 29.8% from $10.6 million during the three months ended March 31, 1996, to $13.8 million for the three months ended March 31, 1997, and increased as a percentage of revenues from 16.1% to 16.4 %. The dollar increase resulted from additional costs associated with additional revenues.

           During the three months ended March 31, 1997, the Company incurred an additional commission charge of $1.5 million as a result of increased mutual fund assets serviced pursuant to the alliance with the mutual fund division of Furman Selz LLC.

           Operating earnings increased 17.2% from $15.0 million during the three months ended March 31, 1996, to $17.6 million for the three months ended March 31, 1997, and decreased as a percentage of revenues from 22.8% to 20.9%.

           Interest income was $0.5 million greater for the three months ended March 31, 1997 compared to the same period in the prior fiscal year due to higher levels of invested cash and cash equivalents.

           The income tax provision of $7.3 million for the three months ended March 31, 1997 increased from $5.8 million for the three months ended March 31, 1996. The provision represents an effective tax rate of 40% for the three months ended March 31, 1997 compared to 38% for the three months ended March 31, 1996. The lower rate in the prior year was primarily due to the impact of an adjustment to the deferred tax asset valuation allowance during the three months ended March 31, 1996.

Comparison of the Nine Months Ended March 31, 1997 with the Nine Months Ended March 31, 1996.

           Revenues increased 32.7% from $174.1 million for the nine months ended March 31, 1996 to $231.2 million for the nine months ended March 31, 1997. This revenue growth was derived from sales to new clients, existing client growth, cross sales to existing clients and revenues from acquired businesses, partially offset by lost business.

           Service and operating expenses increased 36.9% from $91.6 million during the nine months ended March 31, 1996 to $125.4 million for the nine months ended March 31, 1997, and increased as a percentage of revenues from 52.6% to 54.2%. These increases resulted from additional costs associated with greater revenues.

           General and administrative expenses increased 32.7% from $30.6 million during the nine months ended March 31, 1996 to $40.6 million for the nine months ended March 31, 1997, and remained flat as a percentage of revenues at approximately 17.6%. The dollar increase resulted from additional costs associated with greater revenues.

           Operating earnings of $44.3 million for the nine months ended March 31, 1997 increased from $34.9 million for the nine months ended March 31, 1996, and decreased as a percentage of revenues from 20.0% to 19.2% primarily as a result of the commission charges of $1.5 million related to the alliance with Furman Selz.

           Interest income was $1.7 million for the nine months ended March 31, 1997 compared to $0.1 million for the nine months ended March 31, 1996 due to higher levels of invested cash and cash equivalents.

           The income tax provision of $18.4 million for the nine months ended March 31, 1997 increased from $13.3 million for the nine months ended March 31, 1996. The provision represents an effective tax rate of 40% for the nine months ended March 31, 1997, compared to 38% for the nine months ended March 31, 1997. The lower rate in the prior year was primarily due to the impact of an adjustment to the deferred tax asset valuation allowance during the nine months ended March 31, 1996.

Liquidity and Capital Resources

           At March 31, 1997, the Company had cash and cash equivalents of $57.6 million and working capital of approximately $70.9 million. The Company has been able to finance its cash requirements through its cash flows from operations. At March 31, 1997, the Company had $0.2 million outstanding in the form of letters of credit. The interest rate on other outstanding long-term borrowings of $1.7 million at March 31, 1997 was 7.75%.

           For the nine months ended March 31, 1997, operating activities provided cash of $22.2 million primarily through net earnings of $27.6 million. Investing activities used cash of $8.5 million primarily for capital expenditures of $12.8 million offset by net proceeds from sale of businesses of $3.8 million. Financing activities provided cash of $4.6 million, primarily from proceeds of $3.8 million from the exercise of stock options and $1.1 million from the issuance of common stock.

Merger Expenses and Other Charges

           At March 31, 1997, approximately $4.9 million of costs to integrate new operations arising from prior acquisitions and costs relating to the combining of certain data center operations are included in accrued liabilities on the accompanying balance sheet. Approximately $1.0 million of such expenses were paid during the three months ended March 31, 1997.

           Accrued liabilities at March 31, 1997 also include $1.7 million of estimated commissions and other expenses arising from the outsourcing alliance agreement entered into in June 1996 between the Company and the mutual fund division of Furman Selz LLC. During the three months ended March 31, 1997, the Company incurred an additional commission charge of $1.5 million as a result of servicing additional mutual fund assets pursuant to the alliance with Furman Selz. Approximately $4.8 million of expenses were paid by the Company to Furman Selz pursuant to the alliance agreement during the three months ended March 31, 1997.

           It is anticipated that the actions to combine and integrate the aforementioned operations will be substantially completed by June 30, 1997.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

           Except for the historical information contained herein, the matters discussed in this quarterly report are forward- looking statements which involve risks and uncertainties, including but not limited to economic, competitive, governmental and technological factors affecting the Company's operations, markets, services and related products, prices, and other factors discussed in the Company's prior filings with the Securities and Exchange Commission.

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

                              THE BISYS GROUP, INC.


Date: May 14, 1997             By: /s/ Robert J. McMullan
                                  ---------------------------
                                  Robert J. McMullan
                                  Executive Vice President and
                                  Chief Financial Officer
                                  (Duly Authorized Officer)

                              THE BISYS GROUP, INC.
                                  EXHIBIT INDEX

Exhibit No.                                                   Page

       (11)  Computation of Earnings Per Common Share. . . .  14

       (27)  Financial Data Schedule . . . . . . . . . . . .  (electronic only)

                                                                      Exhibit 11
                                                                     Page 1 of 1

                     THE BISYS GROUP, INC. AND SUBSIDIARIES

                    COMPUTATION OF EARNINGS PER COMMON SHARE
                      (In Thousands, Except Per Share Data)

                                                   Three Months Ended           Nine Months Ended
                                                        March 31,                  March 31,
                                                   ------------------           -----------------

Primary                                             1997         1996           1997        1996
                                                    ----         ----           ----        ----

Net earnings attributable to common stock         $ 10,952      $  9,444      $ 27,575      $ 21,716
                                                  ========      ========      ========      ========

Weighted average number of common shares
    outstanding                                     25,118        23,549        24,995        23,337

Common shares issuable under stock option
plans                                                3,377         2,938         3,344         2,949

Less shares assumed repurchased with proceeds       (2,258)       (1,564)       (2,148)       (1,670)
                                                  --------      --------      --------      --------

Weighted average common and common
    equivalent shares outstanding                   26,237        24,923        26,191        24,616
                                                  ========      ========      ========      ========

Net earnings per common share                     $   0.42          0.38      $   1.05          0.88
                                                  ========      ========      ========      ========

Fully - Diluted
Net earnings attributable to common stock         $ 10,952      $  9,444      $ 27,575        21,716
                                                  ========      ========      ========      ========

Weighted average number of common shares
    outstanding                                     25,118        23,549        24,995        23,337

Common shares issuable under stock option
plans                                                3,377         2,938         3,344         2,949

Less shares assumed repurchased with proceeds       (2,258)       (1,508)       (2,148)       (1,418)
                                                  --------      --------      --------      --------

Weighted average common and common
    equivalent shares outstanding                   26,237        24,979        26,191        24,868
                                                  ========      ========      ========      ========

Net earnings per common share                     $   0.42          0.38      $   1.05      $   0.87
                                                  ========      ========      ========      ========