Form 10-K
period 1997-06-30
BISYS GROUP INC
filed 1997-09-29
CIK 883587

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549
                                      FORM 10-K


(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    FOR THE FISCAL YEAR ENDED JUNE 30, 1997
                                          OR
[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934
    FOR THE TRANSITION PERIOD FROM         TO             .
                                       Commission file number: 33-45417

                                THE BISYS GROUP, INC.
                (Exact name of registrant as specified in its charter)

         DELAWARE                                     13-3532663
         (State or other jurisdiction of              (I.R.S. Employer
         incorporation or organization)               Identification No.)
                                    150 CLOVE ROAD
                               LITTLE FALLS, NEW JERSEY                   07424
                       (Address of principal executive offices)      (Zip Code)
                                     973-812-8600
                 (Registrant's telephone number, including area code)

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

    Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this
Form 10-K.    [   ]

    State the aggregate market value of voting stock held by nonaffiliates of the Registrant as of September 18, 1997: $834,273,910.

    Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of September 18, 1997: 26,123,069

DOCUMENTS INCORPORATED BY REFERENCE:   List the following documents if
incorporated by reference and the part of the Form 10-K into which the document is incorporated: (1) Any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933.

FISCAL 1997 ANNUAL REPORT to Shareholders--Part II and IV; PROXY STATEMENT for November 13, 1997 Annual Meeting--Part III

                                THE BISYS GROUP, INC.
                                      FORM 10-K
                                    JUNE 30, 1997



                                                                           PAGE

Part I

  Item 1.     Business......................................................  1
  Item 2.     Properties....................................................  9
  Item 3.     Legal Proceedings............................................. 10
  Item 4.     Submission of Matters to a Vote of Security Holders............10

Part II

  Item 5.     Market for the Registrant's Common Equity and Related
              Stockholder Matters............................................10
  Item 6.     Selected Financial Data........................................10
  Item 7.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations......................................10
  Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.....10
  Item 8.     Financial Statements and Supplementary Data....................11
  Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......................................11

Part III

  Item 10.    Directors and Executive Officers of the Registrant.............11
  Item 11.    Executive Compensation.........................................11
  Item 12.    Security Ownership of Certain Beneficial Owners and
                Management...................................................11
  Item 13.    Certain Relationships and Related Transactions.................11

Part IV

  Item 14.    Exhibits, Financial Statement Schedules, and
              Reports on Form 8-K............................................11

                                        PART I

ITEM I.  BUSINESS.

    The BISYS-Registered Trademark- Group, Inc. and its wholly-owned subsidiaries ("BISYS" or the "Company") provide information and investment outsourcing solutions to and through more than 6,000 financial organizations and corporate clients. BISYS believes that it provides one of the financial services industry's most technologically advanced family of image and financial information outsourcing solutions and pricing analysis for account, item and loan application processing, competitive product pricing research and marketing services, and growth-enabling loan-by-phone and internet solutions. BISYS provides network planning, design and implementation along with round-the-clock network monitoring for multi-vendor local and wide area network environments. BISYS is an industry leader in the design, administration and distribution of proprietary mutual funds. It also provides 401(k) administration services to some of the nation's leading bank and investment management companies; and provides outsourcing services for the distribution of insurance services.

    BISYS seeks to be the single source of all relevant outsourcing solutions for its clients in order to improve their performance, profitability and competitive position. BISYS endeavors to expand the scope of its services through focused account management, emphasizing services with recurring revenues and long-term contracts. It increases its business base through (i) direct sales to new clients, (ii) sales of additional products and services to existing clients, and (iii) acquisitions of businesses that provide complementary outsourcing solutions to financial organizations.

    BISYS was organized in August 1989 to acquire certain banking and thrift data processing operations of Automatic Data Processing, Inc. ("ADP"). Its traditional business was established in 1966 by United Data Processing, Inc., the predecessor of the banking and thrift data processing operations of ADP. Together with its predecessors, BISYS has been providing outsourcing solutions to the financial services industry for more than 30 years. BISYS is incorporated under the laws of Delaware and has its principal executive office at 150 Clove Road, Little Falls, New Jersey 07424 (telephone 973-812-8600).

    Since its founding in 1989, BISYS has completed a number of acquisitions and mergers as part of its strategic growth plan. Over the past five fiscal years and through September 1997, BISYS acquired or merged with the following businesses:

    July 1993 -- The Barclay Group, Inc., now part of BISYS Plan Services, provides 401(k) marketing, administrative support and participant recordkeeping to client companies;

    September 1993 -- Assets and certain liabilities of the Meyer Interest Rate Survey, now part of BISYS Research Services, gathers specific information on deposit and loan products offered by banking institutions and markets such information to clients;

    October 1993 -- The Winsbury Companies, now part of BISYS Fund Services, creates, markets, and administers proprietary mutual funds, primarily for banks;

    March 1994 -- SunTrust Data Systems, Inc., now part of BISYS
    TOTALPLUS-Registered Trademark- business, provides information services for correspondent community banks of SunTrust Banks, Inc.;

    March 1995 -- Concord Holding Corporation ("Concord"), now part of BISYS Fund Services, creates, markets and administers proprietary mutual funds, primarily for banks;

    May 1995 -- Document Solutions, Inc. ("DSI"), now known as BISYS Document Solutions, offers check and document imaging solutions to banks;

    April 1996 -- Strategic Solutions Group, Inc. ("SSG"), now known as BISYS Creative Solutions, designs, develops and provides automated telephone and internet based business generation solutions to financial organizations, including the automated processing of consumer loan requests and prequalification of home buyers for mortgage loans;

    June 1996 -- T.U.G., Inc. ("TUG"), now part of BISYS Insurance Services, provides insurance distribution services to the financial services industry;

    August 1997 -- Charter Systems, Inc. ("Charter"), an enterprise-wide network services company which provides network planning, design, implementation and 24-hour monitoring and performance analysis for multi-vendor local and wide area network environments (see "Recent Developments");

    August 1997-- Dascit/White & Winston, Inc. and affiliated companies ("DWW"), an outsourcer of group health care and life insurance services, now part of BISYS Insurance Services (see "Recent Developments"); and

    September 1997-- Benefit Services, Inc. ("BSI"), an outsourcer of long-term health care insurance services, now part of BISYS Insurance Services (see "Recent Developments").

RECENT DEVELOPMENTS

    In July 1997, BISYS was advised by the Board of Directors of the Pacific Horizon Funds, managed by Bank of America, that BISYS' contract for mutual fund administration and distribution services would be terminated in September 1997. No specific reasons were given for the termination although BISYS understands that Bank of America will serve as the new administrator. For fiscal year 1997, revenues related to the agreements accounted for approximately $15 million. See
Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations".

    On August 15, 1997, BISYS acquired Charter through the merger of a wholly-owned acquisition subsidiary of BISYS with and into Charter. The transaction was completed through the issuance of 588,945 shares of BISYS common stock, $0.02 par value ("Common Stock"), and exchange of 258,605 BISYS equivalent stock options for all the outstanding shares and stock options of Charter.

    Effective August 22, 1997, BISYS entered into a strategic alliance with Open Solutions, Inc. ("OSI"), provider of THE COMPLETE BANKING SOLUTION-TM-, a client/server-based suite of integrated banking applications. Under the terms of the agreement, BISYS became the exclusive national outsourcing provider of OSI's client/server-based product line, and OSI has the right to integrate BISYS' value-added products with its turnkey product offering. As part of the agreement, BISYS also made an equity investment in OSI and is represented on the OSI board of directors.

    On August 29, 1997, BISYS acquired DWW through the merger of three separate wholly-owned subsidiaries of BISYS with and into the three separate legal entities comprising the DWW business: Dascit/White & Winston, Inc., Group Plan Administrators, Inc., and Krauss & Trapani Co., Ltd. The transaction was completed through the issuance of 134,396 shares of Common Stock in exchange for all the outstanding shares of the three DWW companies.

    On September 16, 1997, BISYS acquired BSI through the merger of a wholly-owned acquisition subsidiary of BISYS with and into BSI. The transaction was completed through the issuance of 71,448 shares of Common Stock, in exchange for all the outstanding shares of BSI.

    Although the acquisitions of Charter, DWW and BSI have been accounted for as poolings of interests, historical financial statements will not be restated, since the financial statement impact is not material.

COMPANY STRATEGY

    Financial organizations today are consistently challenged to compete more effectively, improve productivity and maximize profits during periods of both economic growth and decline. BISYS provides viable alternatives for automating critical tasks and functions and provides specific expertise and experience to financial organizations. BISYS outsourcing solutions deliver to its clients operational and bottom line benefits as well as the resources to generate incremental revenues. At the same time, BISYS realizes certain economies of scale in providing client service, operations support and product development for its diverse client base.

    BISYS objectives are to increase its client base and to expand the services it offers to them. The BISYS mission is to be the premier, full-service outsourcing business partner focused on enhancing its clients' growth, profits and performance, and to build shareholder value by consistently increasing both revenues and earnings per share, through a combination of internal growth, new sales and strategic acquisitions. Six key principles have guided BISYS since its formation and continue to shape its business growth plan:

    FOCUS ON SERVING CLIENTS. BISYS seeks to strengthen business relationships with clients by offering new products and services designed to be technologically advanced solutions for improving client performance, growth and competitive position in a changing market.

    GROW INTERNALLY AND SELL AGGRESSIVELY. BISYS seeks to grow internally by aggressively selling services to new clients and cross-selling additional services to existing clients through focused sales in growth markets.
    BISYS also seeks to develop and sell new services to clients that help them retain existing customers, and attract additional customers from new markets. BISYS seeks to grow with and profit from its clients as a growth-focused business partner.

    EXPLOIT BUSINESS AND PRODUCT SYNERGY. BISYS seeks to capitalize on the synergies among its business units and to acquire complementary companies that support its client relationships and long-term business objectives.

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

    BISYS provides outsourcing solutions for information processing to banking institutions through an integrated family of services and products offered under the registered service mark TOTALPLUS. Although the TOTALPLUS family of services and products are adaptable to financial institutions of any size, BISYS believes that its primary market consists of banks with $250 million to $10 billion in assets.

    Using integrated central and client site solutions, the TOTALPLUS product line supports most aspects of a banking institution's automation requirements. TOTALPLUS is a comprehensive system, providing bank-wide automation which enables community banks to compete with super regionals, banks serving a national marketplace, and non-bank competitors. The TOTALPLUS family of products and services provides bank-wide automation, integrating mainframe-based, central site and PC-based, client site applications. The recent strategic alliance with OSI provides an evolutionary path to a client/server platform utilizing network computing technologies. The TOTALPLUS solution provides diverse financial organizations with the ability to customize each application to meet unique processing requirements and priorities.

    BISYS currently has two major data processing centers located in the Chicago, Illinois and Philadelphia, Pennsylvania metropolitan areas. These regional service centers are uniformly automated with multi-tasking IBM (or equivalent) mainframe computer systems on which all TOTALPLUS host computer functions and client data are resident. Each client's individual operating parameters and data are maintained separately, and extensive precautions are in place to ensure data security and privacy of communications between the client and the host. Both internal and external backup resources are maintained and regularly tested for BISYS own disaster recovery purposes.

    BISYS is a leader in providing image-based technology software to financial institutions, including sophisticated Internet-based delivery and access solutions. These imaging solutions convert traditional paper-based checks and other documents into digital images that can be accessed electronically. More than 650 banks, credit unions and service bureaus are using BISYS image-based technology software representing approximately 70% of all bank check imaging systems in the country for the community bank market. This software product, designed to provide a fully integrated image environment, uses microcomputer technology and supports the majority of image enabled transports available today. This product family includes image capture and archive, image statements, image proof of deposit, return item/image processing, image signature verification, courtesy amount recognition, CD-ROM image delivery, customer financial analysis and full internet access.

    BISYS provides a complete package of enterprise-wide network management solutions including planning, design and implementation of multi-vendor network environments. Its services include its Inframax-Registered Trademark- remote network monitoring and management system which supervises the network and the operating system and related software that resides on the network. This automated round-the-clock service provides monitoring, fault identification and anticipation and overall network performance reporting.

    BISYS provides automated business generation solutions to approximately 400 financial organizations across the United States. BISYS provides low-cost automated telephone and internet-based business generation solutions to its clients in an unattended service bureau environment on a seven day, 24 hour basis, from its offices in Atlanta, Georgia. These services include Loan Connection-TM-, which processes consumer loan requests, and Mortgage Connection-TM-, which helps to prequalify home buyers for mortgage loans. Using a client specific toll-free number and any touch-tone phone or a client's Internet web site, prospective borrowers enter basic personal and financial information in response to voice or screen prompts. Based on this input, BISYS retrieves credit bureau information and applies the individual financial organization's underwriting parameters and credit scoring criteria to provide qualifying information to the financial organization and the prospective borrower.

    BISYS gathers information on deposit and loan products offered by more than 5,000 banks, thrifts and credit unions on a daily, weekly, or monthly basis. BISYS markets and transmits this survey information in various formats and frequencies to over 1,650 client institutions, including 23 of the nation's top 25 commercial banks. This data is used by both money center and community banks to support their daily pricing decisions.

    BISYS provides distribution, administration, fund accounting and transfer agency services to over 60 mutual fund complexes encompassing more than 700 individual portfolios with a market value exceeding $170 billion in assets. BISYS also provides 401(k) plan marketing support, administration and recordkeeping services to 30 of the nation's leading bank and investment management companies.

    BISYS is a leader in distributing and administering proprietary open-end "mutual funds" registered under the Investment Company Act (the "Investment Company Act"), primarily for the bank managed mutual fund sector, a rapidly growing sector in the mutual fund industry. BISYS provides distribution services, including the development of joint and external sales and marketing programs and administrative services, including responsibility for administration, transfer agency, shareholder services, compliance and fund accounting. BISYS also provides distribution services through its various wholly-owned broker/dealer subsidiaries. In order to assist its clients' mutual fund sales efforts, BISYS maintains a distribution sales force to raise additional assets for its clients' funds. The banking institution, or a subsidiary or affiliate thereof, typically acts as investment advisor and custodian to the fund.

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

    BISYS, one of the nation's leading providers of 401(k) plan services for small- and medium-sized companies, provides outsourcing solutions to financial organizations and corporate clients for marketing and sales support and administration and participant recordkeeping services for corporate sponsored 401(k) plans. BISYS maintains partnerships with financial organizations including banks and investment and insurance companies and provides marketing and proposal support for their sale of their 401(k) plan investment products. BISYS markets to and builds systems linkage with these investment manager partners and enables them to concentrate on selling 401(k) plans while BISYS provides the administrative and recordkeeping functions for a sponsoring company. On an ongoing basis, BISYS performs 401(k) participant recordkeeping and other services including daily valuation of participant balances, administering 401(k) loans, discrimination testing, participant statements and participant communications. Targeted at companies with fewer than 500 employees -- one of the fastest growing segments of the retirement plan market -- BISYS services more than 5,000 corporate-sponsored retirement plans covering nearly three-quarters of a million employee participants.

    BISYS outsources life, group health and long-term care insurance services to the financial services industry. BISYS is a full-service distributor and administrator of insurance services and employs strategic alliances with major insurance companies and national producer groups to provide outsourcing services for insurance product distribution. BISYS services a network of, and markets products and services through, more than 30,000 insurance agents and brokers nationwide. BISYS offers a full-service, single source solution to support banks' initiatives to offer insurance services to their customer bases. BISYS allows clients to use their various distribution channels to offer insurance products and services, ranging from annuities and commodity term products to estate planning products. In addition to product solutions, BISYS provides clients with the systems necessary to support their sale of insurance products, including licensing management, marketing and proposal support, application processing and advanced underwriting and commission accounting and processing.

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

    BISYS fee structure for data processing clients is based primarily on number of accounts, loans, participants and/or transactions handled for each service, in some cases, subject to minimum charges, plus additional charges for special options, services and features. BISYS fee structure for mutual fund services clients is based primarily on the average daily net asset value of the fund, in some cases, subject to minimum charges. BISYS 401(k) fee structure is based upon the number of eligible participants in a plan subject to certain minimums. BISYS check imaging software is licensed subject to a one-time fee with recurring maintenance fees. BISYS telephone loan support services are provided based on a one-time implementation fee plus a per-transaction fee. BISYS fee structure for networking services is based on an annual fee for remote monitoring, a one-time fee for project services, and recurring maintenance fees. Contracts with insurance carriers providing products for BISYS customers provide for compensation based on a percentage of premiums paid and transaction charges and are generally cancelable at the discretion of the parties.

    Although contract terminations and non-renewals have an adverse affect on recurring revenues, BISYS believes that the contractual nature of its businesses, combined with its historical renewal experience, provides a high level of recurring revenues.

CLIENT BASE

    BISYS clients are located in all 50 states. BISYS provides outsourcing solutions to commercial banks, mutual savings institutions, thrift organizations, mutual funds, insurance companies, insurance producer groups, corporate clients and other financial organizations including investment counselors and brokerage firms.

DISASTER RECOVERY SYSTEMS

    Where appropriate, BISYS has implemented a disaster recovery system for its various businesses. The key restoration services include off-site storage and rotation of critical files, availability of a third-party "hot site" and telecommunications recovery capability. BISYS believes that its single product and consistent platform approach to data processing and communications and other operating procedures enable it to achieve greater efficiencies in maintaining and enhancing its disaster recovery systems, the capabilities of which are routinely tested by BISYS with the cooperation of its clients. BISYS has also developed and markets a microcomputer-based client site disaster recovery planning product that is specifically designed to meet the compliance needs of its financial institution clients.

SALES, MARKETING AND CLIENT SUPPORT

    BISYS sells its services directly to potential clients or supports insurance agents and companies, brokerage firms and other entities in their endeavors to gain new clients. In addition to direct sales, BISYS utilizes reseller/distributors to sell its software. BISYS has a number of sales offices throughout the United States, including California, Florida, Georgia, Massachusetts, Michigan, New York, Ohio, Pennsylvania, Texas and Virginia.

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

COMPETITION

    BISYS believes the market for its services is highly competitive. BISYS remains competitive due to several factors, including BISYS overall company strategy and commitment, product quality, reliability of service, a comprehensive and integrated product line, timely introduction of new products and services, and competitive pricing. BISYS believes that, by virtue of its range of product and service offerings and its overall commitment to client service and relationships, it competes favorably in these categories. In addition, BISYS believes that it has a competitive advantage as a result of its position as an independent vendor, rather than as a cooperative, an affiliate of a financial institution, a hardware vendor or competitor to its clients.

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

RESEARCH AND DEVELOPMENT

    In order to meet the changing needs of the financial organizations that it serves, BISYS continually evaluates, develops, maintains and enhances various application software and other technology used in its business. During fiscal 1995, 1996, and 1997, BISYS spent approximately $9.4 million, $10.2 million, and $10.4 million, respectively, on research and development, primarily focused on its proprietary systems. Most of BISYS central site application software has been developed internally, and a majority of the client site application software is licensed from third parties and integrated with BISYS existing systems.

PROPRIETARY RIGHTS

    BISYS regards certain of its software as proprietary and relies upon trade secret law, internal nondisclosure guidelines and contractual provisions for protection. BISYS does not hold any registered patents or registered copyrights on its software. BISYS believes that legal protection of its software is less significant than the knowledge and experience of BISYS management and personnel and their ability to develop, enhance and market new products and services. BISYS believes that it holds all proprietary rights necessary for the conduct of its business.

    Application software similar to that licensed by BISYS is generally available from alternate vendors, and in instances where BISYS believes that additional protection is required, the applicable license agreement provides BISYS with the right to obtain the software source code upon the occurrence of certain events.

GOVERNMENT REGULATION

    Certain BISYS subsidiaries are registered as broker/dealers with the Securities and Exchange Commission (the "SEC"). Much of the federal regulation of broker/dealers has been delegated to self-regulatory organizations, principally the National Association of Securities Dealers, Inc. (the "NASD") and the national securities exchanges. Broker/dealers are subject to regulation which covers all aspects of the securities business, including sales methods, trading practices, use and safekeeping of customers' funds and securities, capital structure, recordkeeping and the conduct of directors, officers and employees. Additional legislation, changes in rules and regulations promulgated by the SEC, the Municipal Securities Rulemaking Board, the Office of the Comptroller of the Currency ("OCC"), the Federal Deposit Insurance Corporation ("FDIC"), the Federal Reserve Board (the "FRB") and the self-regulatory organizations or changes in the interpretation of enforcement of existing laws, rules and regulations, may also directly affect the mode of operations and profitability of broker/dealers. The SEC, the FRB, the self-regulatory organizations, state securities law administrators, the OCC and the FDIC may conduct regulatory proceedings for violations of applicable laws, rules and regulations. Such violations can result in disciplinary actions (such as censure, the imposition of fines, the issuance of cease-and-desist orders or the suspension or revocation of registrations, memberships or licenses of a broker/dealer or its officers, directors or employees), as well as civil and criminal penalties. The principal purpose of such regulations generally is the protection of the investing public and the integrity of securities markets, rather than protection of securities firms or their creditors or stockholders.

    In addition, BISYS broker/dealer subsidiaries are subject to SEC Rule
15c3-1 (commonly known as the "Net Capital Rule"). The Net Capital Rule, which specifies the minimum amount of net capital required to be maintained by broker/dealers, is designed to measure the general financial integrity and liquidity of broker/dealers and requires that a certain part of broker/dealers' assets be kept in relatively liquid form. Failure to maintain the required minimum amount of net capital may subject a broker/dealer to suspension or revocation of licenses, registration or membership with the New York Stock Exchange, Inc., the SEC, the NASD, and various state securities law administrators and may ultimately require liquidation of the broker/dealer. Under certain circumstances, the Net Capital Rule also prohibits payment of cash dividends, redemption or repurchase of stock, distribution of capital and prepayment of subordinated indebtedness. Thus, compliance with the Net Capital Rule could restrict BISYS ability to withdraw capital from its broker/dealer subsidiaries. At June 30, 1997, BISYS broker/dealer subsidiaries had net capital of approximately $15.3 million, which exceeded the requirements of the Net Capital Rule by approximately $13.9 million.

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

    As a provider of services to banking institutions, BISYS is not directly subject to federal or state banking regulations. However, BISYS may be subject to review from time to time by the FDIC, the National Credit Union Association, the Office of Thrift Supervision, the OCC and various state regulatory authorities. These regulators make certain recommendations to BISYS regarding various aspects of its operations. In addition, BISYS processing operations are reviewed annually by an independent auditing firm.

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

    In this regard, the Glass-Steagall Act has been applied to prohibit banks from engaging in the organization, sponsorship, underwriting and principal distribution of mutual funds, but not to prohibit banks from providing investment advisory, administrative, selling and other related services for, to or with respect to the sale of mutual funds shares to their customers. Other depository institutions laws, regulations and requirements do not impose substantive limitations of a material nature on the activities which BISYS client banks now perform with respect to their proprietary and other mutual funds, but regulate in various respects the manner in which such activities may be performed. Nevertheless, future changes in the application or the interpretation of the Glass-Steagall Act or other banking laws and regulations, or future legislative changes in existing banking laws, may have a material and adverse impact on the ability of BISYS client banks to engage in mutual fund activities, and consequently on the business relationships between BISYS and its client banks. BISYS is not presently aware of any pending regulatory developments, which, if approved, would adversely affect the ability of its client banks to engage in mutual fund activities. In addition, future changes in the Glass-Steagall Act may remove the existing prohibition on banks engaging in the organization, sponsorship, underwriting and principal distribution of mutual funds, permitting banks to perform certain functions now required to be performed by third parties such as BISYS. Any such change could affect BISYS in its provision of distribution services through clients choosing to perform distribution functions independently.


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

    Federal and state banking laws grant state and federal regulatory agencies broad authority to take administrative enforcement and other adverse supervisory actions against banks and other regulated depository institutions where there is a determination that unsafe and unsound banking practices, violations of laws and regulations, failures to comply with or breaches of written agreements, commitments or undertakings entered into by such banks with their regulatory agencies, or breaches of fiduciary and other duties exist. Banks engaged in, among other things, mutual fund-related activities may be subject to such regulatory enforcement and other adverse actions to the extent that such activities are determined to be unlawful, unsound or otherwise actionable.

    Certain operations of BISYS are subject to regulation by the insurance departments of the states in which BISYS sells insurance products. Certain BISYS employees are required to be licensed as insurance producers in certain states.

EMPLOYEES

    As of June 30, 1997, BISYS employed approximately 2,000 employees. None of its employees is represented by a union and there have been no work stoppages, strikes or organization attempts. BISYS believes that its relations with its employees are good.

    The service nature of BISYS makes its employees an important corporate asset. Most employees are not subject to employment agreements; however, a limited number of BISYS employees have such agreements.

ITEM 2.  PROPERTIES.

    All principal properties of the Company are leased. The following table provides certain summary information with respect to such principal properties as of June 30, 1997:

LOCATION           FUNCTION                      SQ. FEET       EXPIRATION DATE

Little Falls, NJ   Corporate headquarters         8,459            2000
Houston, TX        Service Center                58,568            2001
Cherry Hill, NJ    Data processing center        31,350            2000
Lombard, IL        Data processing center        25,240            2000
Columbus, OH       Mutual fund service center   126,686            2005
Ambler, PA         Data processing center        53,605            2002
Birmingham, AL     Service center                22,104            1999

    In addition to the principal facilities listed above, BISYS also leases certain other office and data processing facilities with leases expiring periodically over the next five years.

    BISYS owns or leases central processors and associated peripheral equipment used in its data and item processing operations and communications network, 401(k) business and electronic banking business.

    BISYS believes that its existing facilities and equipment, together with expansion in the ordinary course of business, are adequate for its present and foreseeable needs.

ITEM 3.  LEGAL PROCEEDINGS.

    BISYS is involved in litigation arising in the ordinary course of business. Management believes that BISYS has adequate defenses and/or insurance coverage against such litigation and that the outcome of these proceedings, individually or in the aggregate, will not have a material adverse effect upon BISYS financial position, results of operations or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    No matter was submitted to a vote of security holders of the Company during the fourth quarter of fiscal 1997.
                                       PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    Certain of the information required in Item 5 is incorporated herein by reference to page 32 of the Company's 1997 Annual Report to Shareholders (the "Annual Report") under the heading "Market Price Information" and Note 4 to the Company's consolidated financial statements included therein. The Company has not paid or declared any cash dividends during its most recent two fiscal years. Portions of the Annual Report incorporated by reference in this report are included in this report as Exhibit 13.

ITEM 6.  SELECTED FINANCIAL DATA.

    The information requested in Item 6 is incorporated herein by reference to page 17 of the Annual Report, included in this report as Exhibit 13.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The information required in Item 7 is incorporated herein by reference to pages 18 through 20 of the Annual Report, included in this report as Exhibit 13.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The information required in Item 8 is incorporated herein by reference to pages 21 through 31 of the Annual Report, included in this report as Exhibit 13.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS IN ACCOUNTING AND FINANCIAL DISCLOSURE.

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

                                       PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a)(1)  Financial Statements

    The consolidated financial statements of the Company as of June 30, 1997 and 1996 and for each of the three years in the period ended June 30, 1997, together with the report of Coopers & Lybrand L.L.P. dated August 15, 1997, are incorporated herein by reference to pages 17 through 31 of the Annual Report, included in this report as Exhibit 13.

    (a)(2)  Financial Statement Schedules

    All financial statement schedules are omitted for the reason that they are either not applicable or not required or because the information required is contained in the consolidated financial statements or notes thereto.

    (a)(3)  Reports on Form 8-K

         The Company filed a report on Form 8-K with the SEC on May 8, 1997 with respect to the adoption of a Shareholder Rights Plan.

    (b)  Exhibits:

  2.1    --   Agreement and Plan of Merger dated as of December 9, 1994 among the Registrant, BICON Acquisition Corp. and Concord Holding
              Corporation.  (Incorporated by reference to Exhibit 2.1 to the
              Registrant's Registration Statement No. 33-87474.)
  2.2    --   Amendment No. 1 to Agreement and Plan of Merger dated as of
              February 14, 1995 among the Registrant, BICON Acquisition Corp.
              and Concord Holding Corporation.  (Incorporated by reference to the Registrant's Registration Statement No. 33-87474.)
  3.1    --   Amended and Restated Certificate of Incorporation of The BISYS
              Group, Inc. (Incorporated by reference to the Registrant's
              Registration Statement No. 333-02932.)
  3.2*   --   Amended and Restated By-Laws of The BISYS Group, Inc.
  4.1    --   Rights Agreement, dated as of May 8, 1997, by and between The
              BISYS Group, Inc. and The Bank of New York, as Rights Agent
              (including the form of Rights Certificate as Exhibit A).
              (Incorporated by reference to Exhibit 2.1 of Form 8-A filed on May 8, 1997 with the SEC.)

10.1   --     Letter Agreement dated May 12, 1995 between the Registrant and
              Lynn J. Mangum.  (Incorporated by reference to Exhibit 10.18 to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1995.)
10.2   --     Letter Agreement dated May 12, 1995 between the Registrant and
              Paul H. Bourke.  (Incorporated by reference to Exhibit 10.19 to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1995.)
10.3   --     Letter Agreement dated May 12, 1995 between the Registrant and
              Robert J. McMullan.  (Incorporated by reference to Exhibit 10.20 to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1995.)
10.4   --     The BISYS Group, Inc. Amended and Restated Stock Option and
              Restricted Stock Purchase Plan.  (Incorporated by reference to
              Exhibit 10.23 to the Registrant's Annual Report on Form 10-K for
              the fiscal year ended June 30, 1994.)
10.5   --     BISYS 401(k) Savings Plan.  (Incorporated by reference to Exhibit
              10.23 of the Registrant's Registration Statement No. 33-45417.)
10.6   --     The BISYS Group, Inc. Non-Employee Directors' Stock Option Plan.
              (Incorporated by reference to Exhibit B to the Registrant's proxy statement for its 1994 annual meeting of stockholders, filed with the SEC on October 6, 1994.)
10.7   --     Lease of Little Falls, New Jersey facility dated January 9, 1991.
              (Incorporated by reference to Exhibit 10.24 of the Registrant's
              Registration Statement No. 33-45417.)
10.8   --     Lease of Cherry Hill, New Jersey facility dated November 29,
              1990.  (Incorporated by reference to Exhibit 10.25 of the
              Registrant's Registration Statement No. 33-45417.)
10.9   --     Lease of Lombard, Illinois facility dated May 29, 1990.
              (Incorporated by reference to Exhibit 10.27 of the Registrant's
              Registration Statement No. 33-45417.)
10.10  --     Lease of Houston, Texas facility dated June 30, 1986.
              (Incorporated by reference to Exhibit 10.28 of the Registrant's
              Registration Statement No. 33-45417.)
10.11  --     Lease of Ambler, Pennsylvania facility dated April 4, 1989.
              (Incorporated by reference to Exhibit 10.29 to the Registrant's
              Annual Report on Form 10-K for the fiscal year ended June 30,
              1993.)
10.12  --     Lease of Columbus, Ohio facility dated August 30, 1994 as amended by First Amendment dated April 14, 1995.  (Incorporated by reference to Exhibit 10.36 to the Registrant's  Annual Report on
              Form 10-K for the fiscal year ended June 30, 1995.)
10.13  --     Registration Rights Agreement dated March 29, 1995 among the
              Registrant and the several persons named on Schedule I thereto.
              (Incorporated by reference to Exhibit 10.9 to the Registrant's
              Report on Form 8-K filed on April 12, 1995.)
10.14  --     Registration Rights Agreement dated April 22, 1996 among the
              Registrant and the several persons named on Schedule I thereto.
              (Incorporated by reference to Exhibit 10.21 to the Registrant's
              Annual Report on Form 10-K for the fiscal year ended June 30,
              1996.)
10.15  --     Registration Rights Agreement dated June 28, 1996 among the
              Registrant and the several persons named on Schedule I thereto.
              (Incorporated by reference to Exhibit 10.23 to the Registrant's
              Annual Report on Form 10-K for the fiscal year ended June 30,
              1996.)
10.16  --     The BISYS Group, Inc. 1995 Stock Option Plan.  (Incorporated by
              reference to Exhibit A to the Registrant's proxy statement for its 1995 annual meeting of stockholders, filed with the SEC.)
10.17  --     The BISYS Group, Inc. 1996 Stock Option Plan.  (Incorporated by
              reference to Exhibit A to Registrant's proxy statement for its
              1996 annual meeting of stockholders.)
10.18* --     Credit Agreement by and among The BISYS Group, Inc., the Lenders party thereto, and The Bank of New York, as Issuing Bank and as
              Agent, with BNY Capital Markets, Inc., as Arranger, dated as of
              March 5, 1997, without exhibits.
11*    --     Computation of Per Share Earnings
13*    --     Pages 16-32 of the Registrant's 1997 Annual Report to
              Shareholders
21*    --     List of subsidiaries of The BISYS Group, Inc.
23*    --     Consent of Coopers & Lybrand L.L.P.
27*    --     Financial Data Schedule


-----------------------------
*Filed herewith.

                                      SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  The BISYS Group, Inc.

Date:  September 26, 1997         By:     /s/ Robert J. McMullan
                                     ------------------------------------
                                       Robert J. McMullan
                                       Executive Vice President and
                                       Chief Financial Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 26th day of September 1997.

    Signature                     Title

 /s/ Lynn J. Mangum       Director, Chairman of the Board and Chief
----------------------    Executive Officer (Principal Executive
     (Lynn J. Mangum)     Officer)

 /s/ Paul H. Bourke       Director, Chief Operating Officer and President
----------------------
     (Paul H. Bourke)

 /s/ Robert J. McMullan   Executive Vice President and Chief Financial Officer
------------------------  (Principal Financial and Accounting Officer)
   (Robert J. McMullan)

 /s/ Robert J. Casale     Director
------------------------
   (Robert J. Casale)

 /s/ Thomas A. Cooper     Director
------------------------
   (Thomas A. Cooper)

/s/ Jay W. DeDapper       Director
-----------------------
   (Jay W. DeDapper)

/s/ John J. Lyons         Director
-----------------------
   (John J. Lyons)

/s/ Thomas E. McInerney   Director
------------------------
 (Thomas E. McInerney)

/s/ Neil P. Marcous       Director
------------------------
  (Neil P. Marcous)

                           INDEX TO EXHIBITS FILED HEREWITH


EXHIBIT NO.   DESCRIPTION


  3.2    --   Amended and Restated By-Laws of The BISYS Group, Inc.
10.18    --   Credit Agreement by and among The BISYS Group, Inc., the Lenders party thereto, and The Bank of New York, as Issuing Bank and as
              Agent, with BNY Capital Markets, Inc., as Arranger, dated as of
              March 5, 1997, without exhibits.
11       --   Computation of Per Share Earnings.
13       --   Pages 16-32 of the Registrant's 1997 Annual Report to
              Shareholders.
21       --   List of subsidiaries of The BISYS Group, Inc.
23       --   Consent of Coopers & Lybrand L.L.P.
27       --   Financial Data Schedule.