Form 10-Q
period 1997-09-30
BISYS GROUP INC
filed 1997-11-14
CIK 883587

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                      FORM 10-Q

(Mark One)

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                          OR
[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM              TO
                                            ------------    ------------

                          COMMISSION FILE NUMBER: 33-45417

                               THE BISYS GROUP, INC.

               (Exact name of registrant as specified in its charter)

          DELAWARE                                  13-3532663

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

YES  X   NO
    ---     ---

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE:

         Class                           Shares Outstanding at October  20, 1997
--------------------------------------   ---------------------------------------

Common Stock, par value $.02 per share                26,139,800
                                                      ----------

                         This document contains   15   pages.
                                                ------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                THE BISYS GROUP, INC.

                                  INDEX TO FORM 10-Q




PART I.  FINANCIAL INFORMATION                                             PAGE




      Item 1.  Financial Statements

               Condensed Consolidated Balance Sheet as of September 30,
                      1997 and June 30, 1997. . . . . . . . . . . . . . .    3

               Condensed Consolidated Statement of Operations for the
                      three months ended September 30, 1997 and 1996. . .    4

               Condensed Consolidated Statement of Cash Flows for the
                      three months ended September 30, 1997 and 1996. . .    5

               Notes to Condensed Consolidated Financial Statements . . .    6


      Item 2.  Management's Discussion and Analysis of Results of
               Operations and Financial Condition . . . . . . . . . . . .    8



PART II.  OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . .    11

      Item 2.  Changes in Securities and Use of Proceeds
      Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    12

EXHIBIT INDEX . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    13

                                        PART I

                            ITEM 1.  FINANCIAL STATEMENTS

                        THE BISYS GROUP, INC. AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED BALANCE SHEET
                    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                     (UNAUDITED)


                                                  September 30,    June 30,
                                                      1997           1997
                                                  -------------    --------

ASSETS

Current assets:
 Cash and cash equivalents                          $ 85,452       $ 79,951
 Accounts receivable, net                             62,654         59,987
 Deferred tax asset                                    6,718          5,083
 Prepaid expenses and other                            6,996          6,980
                                                    --------       --------
     Total current assets                            161,820        152,001
Property and equipment, net                           33,922         32,111
Intangible assets, net                                74,909         75,719
Other assets                                          10,050          5,254
                                                    --------       --------
     Total assets                                   $280,701       $265,085
                                                    ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Current maturities of long-term debt                  $ 149       $     83
 Accounts payable                                      9,116          6,673
 Accrued liabilities                                  66,823         57,604
                                                    --------       --------
     Total current liabilities                        76,088         64,360
Long-term debt                                         1,660          1,585
Deferred tax liability                                 7,955          6,860
Other liabilities                                        966            361
                                                    --------       --------
     Total liabilities                                86,669         73,166
                                                    --------       --------

Stockholders' equity:
 Common stock, $.02 par value, 80,000,000 shares
 authorized, 26,129,039 and 25,235,288 shares
 issued and outstanding, respectively                    523            505
 Additional paid-in capital                          160,716        153,775
 Retained earnings                                    32,793         37,639
                                                    --------       --------
     Total stockholders' equity                      194,032        191,919
                                                    --------       --------
     Total liabilities and stockholders' equity     $280,701       $265,085
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

                       THE BISYS GROUP, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                    (UNAUDITED)

                                                       Three Months Ended
                                                          September 30,
                                                       ------------------

                                                      1997           1996
                                                     -------        -------

Revenues                                             $91,462        $72,395
                                                     -------        -------
Operating costs and expenses:
 Service and operating                                54,218         40,015
 General and administrative                           15,606         13,722
 Selling and conversion                                4,156          2,840
 Research and development                              2,871          2,608
 Amortization of intangible assets                       888            936
 Merger expenses and other charges                    11,998            -
                                                     -------        -------
Operating earnings                                     1,725         12,274
Interest income, net                                   1,025            504
                                                     -------        -------
Earnings before income tax provision                   2,750         12,778
Income tax provision                                   1,127          5,112
                                                     -------        -------
Net earnings                                         $ 1,623        $ 7,666
                                                     =======        =======

Net earnings per common share                        $  0.06        $  0.29
                                                     =======        =======

Weighted average common and common
equivalent shares outstanding                         27,435         26,341
                                                     =======        =======


     The accompanying notes are an integral part of the condensed consolidated financial statements.

                       THE BISYS GROUP, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (IN THOUSANDS)
                                    (UNAUDITED)

                                                       Three Months Ended
                                                          September 30,
                                                       ------------------

                                                      1997            1996
                                                     -------        -------

Cash flows from operating activities:
Net earnings                                         $ 1,623        $ 7,666
Adjustments to reconcile net earnings to net cash provided by operating activities:

 Depreciation and amortization                         3,472          2,847
 Loss on disposition or write-down of property
 and equipment                                         2,520           --
 Deferred income tax provision (benefit)                (540)          (603)
 Change in operating assets and liabilities,
 net of effects from acquisitions                      6,429         (1,768)
                                                     -------        -------
Net cash provided by operating activities             13,504          8,142
                                                     -------        -------

Cash flows from investing activities:
 Net cash acquired in acquisitions                     1,490           --
 Capital expenditures                                 (5,377)        (3,510)
 Proceeds from sales of  investments                   1,203           --
 Purchase of  investments                             (5,000)        (3,000)
 Other                                                    39             28
                                                     -------        -------
Net cash used in investing activities                 (7,645)        (6,482)
                                                     -------        -------

Cash flows from financing activities:
 Repayment of debt                                    (2,043)           (81)
 Proceeds from exercise of stock options               1,685          1,815
                                                     -------        -------
Net cash provided by  (used in) financing
 activities                                             (358)         1,734
                                                     -------        -------

Net increase in cash and cash equivalents              5,501          3,394

Cash and cash equivalents at beginning of period      79,951         39,284
                                                     -------        -------

Cash and cash equivalents at end of period           $85,452        $42,678
                                                     =======        =======


     The accompanying notes are an integral part of the condensed consolidated financial statements.

                       THE BISYS GROUP, INC. AND SUBSIDIARIES
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)

1.   THE COMPANY

     The BISYS-Registered Trademark- Group, Inc. and subsidiaries (the "Company") is a leading national provider of outsourcing solutions to and through financial organizations.

     The condensed consolidated financial statements include the accounts of The
     BISYS Group, Inc. and its     subsidiaries and have been prepared
     consistent with the accounting policies reflected in the fiscal 1997 Annual Report on Form 10-K filed with the Securities and Exchange Commission and should be read in conjunction therewith. The condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary to present fairly this information.

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

3.   BUSINESS COMBINATIONS

     On August 15, 1997, the Company merged with Charter Systems, Inc. (Charter) by exchanging 588,945 shares of BISYS common stock and 258,605 BISYS equivalent stock options for all the outstanding shares and stock options of Charter.

     On August 29, 1997, the Company merged with Dascit/White & Winston and affiliated companies (DWW) by exchanging 134,396 shares of BISYS common stock for all the outstanding stock of DWW.

     On September 16, 1997, the Company merged with Benefit Services, Inc. (BSI) by exchanging 71,448 shares of BISYS common stock for all the outstanding shares of BSI.

     The acquisitions of Charter, DWW and BSI have been accounted for as poolings of interests, although historical financial statements have not been restated due to immateriality. The acquired companies' results of operations have been included in BISYS' results of operations effective July 1, 1997. Total stockholders' equity at July 1, 1997 decreased $1.9 million due to the impact of the acquisitions. The Company incurred a pre-tax charge of $5,263,000 during the quarter ended September 30, 1997 for costs associated with these mergers. The components of the charge are as follows:

          Merger transaction expenses (legal and financial)      $1,805,000
          Compensation related                                    1,475,000
          Facilities related                                      1,100,000
          Other                                                     883,000
                                                                 ----------
                                                                 $5,263,000
                                                                 ==========

4.   REALIGNMENT CHARGE

     During the quarter ended September 30, 1997, the Company incurred a pre-tax charge of $6,735,000 to realign operations primarily in conjunction with a client of the Company's Fund Services division terminating its distribution and administrative agreements effective September 1997. The components of the charge are as follows:

               Compensation related               $2,247,300
               Facilities related                  2,016,100
               Systems related                     1,752,000
               Other                                 720,100
                                                  ----------
                                                  $6,735,000
                                                  ==========

5.   NEW ACCOUNTING STANDARD

     In March 1997, the Financial Accounting Standards Board issued FAS 128, "Earnings Per Share." FAS 128 supersedes APB 15, "Earnings Per Share", and changes the computation of earnings per share (EPS) by replacing the "primary" EPS requirements of APB 15 with a "basic" EPS computation based upon weighted average shares outstanding. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. FAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. The Company will adopt FAS 128 in the second quarter of fiscal 1998, as required.

     The earnings per common share computed under the provision of FAS 128 for the three months ended September 30, 1997 is $0.06 for both basic and diluted earnings per share.

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The Company provides outsourcing solutions to and through financial organizations which is reported as a single segment. The operating margins for each business unit of the Company are not significantly different. The following table presents the percentage of revenues represented by each item in the Company's condensed consolidated statement of operations for the periods indicated:
                                                 Three Months Ended
                                                    September 30,
                                                 ------------------

                                                   1997      1996
                                                  ------    ------
       Revenues                                   100.0%    100.0%
                                                  ------    ------
       Operating costs and expenses:
        Service and operating                      59.3      55.3
        General and administrative                 17.1      18.9
        Selling and conversion                      4.5       3.9
        Research and development                    3.1       3.6
        Amortization of intangible assets           1.0       1.3
        Merger expenses and other charges          13.1       -
                                                  -----     -----
       Operating earnings                           1.9      17.0
       Interest income, net                         1.1       0.7
                                                  -----     -----
       Earnings before income tax provision         3.0      17.7
       Income tax provision                         1.2       7.1
                                                  -----     -----
       Net earnings                                 1.8%     10.6%
                                                  =====     =====

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 1997 WITH THE THREE MONTHS ENDED SEPTEMBER 30, 1996.

     Revenues increased 26.3% from $72.4 million for the three months ended September 30, 1996 to $91.5 million for the three months ended September 30, 1997. This growth was derived from sales to new clients, existing client growth, cross sales to existing clients and revenues from acquired businesses, partially offset by lost business and revenue from the Item Processing division which was sold in the second quarter of fiscal 1997.

     Service and operating expenses increased 35.5% from $40.0 million during the three months ended September 30, 1996 to $54.2 million for three months ended September 30, 1997, and increased as a percentage of revenues from 55.3% to 59.3%. These increases resulted from additional costs associated with greater revenues.

     General and administrative expenses increased 13.7% from $13.7 million
     during the three months ended      September 30, 1996, to $15.6 million for
     the three months ended September 30, 1997, and decreased as a percentage of revenues from 18.9% to 17.1 %. The dollar increase resulted from additional costs associated with acquired businesses and additional revenues. The decrease as a percentage of revenues resulted from further utilization of existing general and administrative support resources.

     Operating earnings decreased 85.9% from $12.3 million during the three months ended September 30, 1996, to $1.7 million for the three months ended September 30, 1997, and decreased as a percentage of revenues from 17.0% to 1.9%. The decrease in operating earnings resulted primarily from one time charges of $5.3 million in connection with three acquisitions consummated during the fiscal first quarter ended September 30, 1997 and a $6.7 million charge to realign operations.

     Interest income was $0.5 million greater for the three months ended
     September 30, 1997 compared to the same      period in the prior fiscal
     year due to higher levels of invested cash and cash equivalents.


     The income tax provision of $1.1 million for the three months ended September 30, 1997 decreased from $5.1 million for the three months ended
     September 30, 1996 primarily due to lower taxable income.   The provision
     represents an effective tax rate of     41% for the three months ended
     September 30, 1997 compared to 40% for the three months ended September 30,
     1996.   The increase in the effective tax rate was a result of certain nondeductible costs associated with acquisitions completed in the quarter ended September 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1997, the Company had cash and cash equivalents of $85.5 million and working capital of approximately $85.7 million. The Company has been able to finance its cash requirements through its cash flows from
     operations.   At September 30, 1997, the Company had $0.1 million
     outstanding in the form of letters of credit. The interest rate on other outstanding long-term borrowings of $1.8 million at September 30, 1997 was 7.75%.

     For the three months ended September 30, 1997, operating activities
     provided cash of $13.5 million.   Investing activities used cash of $7.6
     million primarily for capital expenditures of $5.4 million and an investment of $5.0 million, offset by cash acquired in acquisitions of $1.5
     million and proceeds from sale of investments of $1.2 million.   Financing
     activities used cash of $0.4 million, primarily for repayment of debt acquired in a merger of $2.0 million offset by proceeds of $1.7 million from the exercise of stock options.

MERGER EXPENSES AND OTHER CHARGES

     In connection with the acquisitions of Charter, DWW and BSI, the Company recorded transaction-related charges of $5,263,000 during the three months ended September 30, 1997. Additionally, the Company incurred a one time charge of $6,735,000 to realign operations primarily in conjunction with a client of the Company's Fund Services division terminating its distribution and administrative agreements effective September 1997.

     At September 30, 1997, approximately $11.2 million of costs to integrate new operations arising from prior acquisitions and costs relating to the realignment of certain operations are included in accrued liabilities on the accompanying balance sheet. Approximately $2.1 million of such expenses were paid during the three months ended September 30, 1997.

     It is anticipated that the actions to realign and integrate the aforementioned operations will be substantially completed by June 30, 1998.

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

                                       PART II


ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS

(c) During the period covered by this report, the registrant issued shares of its common stock, $.02 par value ("Common Stock"), which were not registered under the Securities Act of 1933, as amended (the "Securities Act") in certain acquisition transactions, as follows:

       (i) On August 15, 1997, the registrant issued an aggregate of 588,945 shares of Common Stock to the stockholders of Charter Systems, Inc., a Massachusetts corporation ("Charter"), in connection with the acquisition of Charter through the merger of a wholly-owned subsidiary of the registrant with and into Charter (the "Charter Merger"). Of the twenty-one stockholders of Charter, eleven were accredited investors and two were trusts affiliated with two of the eleven accredited investors. The other stockholders of Charter were employees or former employees of Charter. There was no underwriter or placement agent.

              In connection with the issuance of shares of Common Stock to the stockholders of Charter in the Charter Merger, the registrant relied on an exemption from registration under Section 4 (2) of the Securities Act, based, among other things, on certain representations and warranties of the investors, and certain information provided to the investors with respect to the registrant and the Charter Merger.

       (ii) On August 29, 1997, the registrant issued an aggregate of 134,396 shares of Common Stock to the stockholders of Dascit/White & Winston, Inc., Group Plan Administrators, Inc. and Krauss and Trapani Co., Ltd., three affiliated New York corporations (the "DWW Companies"), in connection with the acquisition of the DWW Companies through the merger of wholly-owned subsidiaries of the registrant with and into the DWW Companies (the "DWW Merger"). Of the eight stockholders of the DWW Companies, one was an accredited investor and the other seven were members of the immediate family of such accredited investor or members of the immediate family and an affiliated trust of the Chairman and co-founder of the DWW Companies. There was no underwriter or placement agent.

              In connection with the issuance of shares of Common Stock to the stockholders of the DWW Companies in the DWW Merger, the registrant relied on an exemption from registration under Section 4 (2) of the Securities Act, based, among other things on certain representations and warranties of the investors, the small number of investors, the nature of the investors and certain information provided to the investors with respect to the registrant and the DWW Merger.

       (iii) On September 16, 1997, the registrant issued an aggregate of 71,448 shares of Common Stock to the stockholders of Benefit Services, Inc., a Maryland corporation ("BSI"), in connection with the acquisition of BSI through the merger of a wholly-owned subsidiary of the registrant with and into BSI (the "BSI Merger"). Of the three stockholders of BSI, one was an accredited investor and all three were executive officers of BSI. There was no underwriter or placement agent.

              In connection with the issuance of shares of common stock to the stockholders of BSI in the BSI Merger, the registrant relied on an exemption from registration under Section 4 (2) of the Securities Act, based, among other things, on certain representations and warranties of the investors, the small number of investors, the nature of the investors and certain information provided to the investors with respect to the registrant and the BSI Merger.

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



                                        THE BISYS GROUP, INC.



Date:                              By:  /s/ Robert J. McMullan
                                      ------------------------------------------
                                        Robert J. McMullan
                                        Executive Vice President and Chief
                                        Financial Officer (Duly Authorized
                                        Officer)

                                THE BISYS GROUP, INC.
                                    EXHIBIT INDEX



EXHIBIT NO.                                                    PAGE

       (11)   Computation of Earnings Per Common Share . . .   14

       (27)   Financial Data Schedule. . . . . . . . . . . .   (electronic only)