Form 10-Q
period 1997-12-31
BISYS GROUP INC
filed 1998-02-17
CIK 883587

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997

                                       OR
[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from_______to_______

                        Commission file number: 33-45417

                             THE BISYS GROUP, INC.

             (Exact name of registrant as specified in its charter)

                        DELAWARE                                                  13-3532663
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)       (I.R.S. EMPLOYER IDENTIFICATION NO.)


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

YES X  NO___
   ---

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE:

               CLASS                    SHARES OUTSTANDING AT JANUARY 26, 1998
--------------------------------------  --------------------------------------
COMMON STOCK, PAR VALUE $.02 PER SHARE               26,360,988

                         This document contains 15 pages.

--------------------------------------------------------------------------------

                              THE BISYS GROUP, INC.
                               INDEX TO FORM 10-Q



PART I. FINANCIAL INFORMATION                                               PAGE

  Item 1.Financial Statements

      Condensed Consolidated Balance Sheet as of December 31, 1997
        and June 30, 1997..........................................           3

      Condensed Consolidated Statement of Operations for the three
        and six months ended December 31, 1997 and 1996............           4

      Condensed Consolidated Statement of Cash Flows for the
        six months ended December 31, 1997 and 1996................           5

      Notes to Condensed Consolidated Financial Statements.........           6

  Item 2. Management's Discussion and Analysis of Results of Operations
          and Financial Condition..................................           8

PART II. OTHER INFORMATION.........................................          11

  Item 4.Submission of Matters to a Vote of Security Holders

  Item 6.Exhibits and Reports on Form 8-K

SIGNATURES.........................................................          12

EXHIBIT INDEX......................................................          13

                                     PART I

                          ITEM 1. FINANCIAL STATEMENTS

                     THE BISYS GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                                         DECEMBER 31,   JUNE 30,
                                                                                             1997         1997
                                                                                         ------------  ----------

ASSETS

Current assets:

  Cash and cash equivalents............................................................   $   96,218   $   79,951
  Accounts receivable, net.............................................................       60,745       59,987
  Deferred tax asset...................................................................        5,121        5,083
  Prepaid expenses and other...........................................................        9,195        6,980
                                                                                         ------------  ----------
    Total current assets...............................................................      171,279      152,001
Property and equipment, net............................................................       34,397       32,111
Intangible assets, net.................................................................       76,544       75,719
Other assets...........................................................................       13,336        5,254
                                                                                         ------------  ----------
    Total assets.......................................................................   $  295,556   $  265,085
                                                                                         ------------  ----------
                                                                                         ------------  ----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt.................................................   $      145   $       83
  Accounts payable.....................................................................        9,628        6,673
  Accrued liabilities..................................................................       66,379       57,604
                                                                                         ------------  ----------
    Total current liabilities..........................................................       76,152       64,360
Long-term debt.........................................................................        1,627        1,585
Deferred tax liability.................................................................        9,225        6,860
Other liabilities......................................................................        2,569          361
                                                                                         ------------  ----------
    Total liabilities..................................................................       89,573       73,166
                                                                                         ------------  ----------
Stockholders' equity:
  Common stock, $.02 par value, 80,000,000 shares authorized,
  26,242,148 and 25,235,288 shares issued and outstanding, respectively................          525          505
  Additional paid-in capital...........................................................      162,651      153,775
  Retained earnings....................................................................       42,807       37,639
                                                                                         ------------  ----------
    Total stockholders' equity.........................................................      205,983      191,919
                                                                                         ------------  ----------
    Total liabilities and stockholders' equity.........................................   $  295,556   $  265,085
                                                                                         ------------  ----------
                                                                                         ------------  ----------

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                     THE BISYS GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                      THREE MONTHS ENDED      SIX MONTHS ENDED
                                                                         DECEMBER 31,           DECEMBER 31,
                                                                     --------------------  ----------------------

                                                                       1997       1996        1997        1996
                                                                     ---------  ---------  ----------  ----------

Revenues...........................................................  $  91,431  $  74,797  $  182,893  $  147,192
                                                                     ---------  ---------  ----------  ----------
Operating costs and expenses:
  Service and operating............................................     53,671     40,782     107,889      80,797
  General and administrative.......................................     13,972     13,033      29,578      26,755
  Selling and conversion...........................................      4,378      3,125       8,534       5,965
  Research and development.........................................      2,854      2,522       5,725       5,130
  Amortization of intangible assets................................        891        902       1,779       1,838
  Merger expenses and other charges................................     --         --          11,998      --
                                                                     ---------  ---------  ----------  ----------
Operating earnings.................................................     15,665     14,433      17,390      26,707
Interest income, net...............................................      1,025        493       2,050         997
                                                                     ---------  ---------  ----------  ----------
Earnings before income tax provision...............................     16,690     14,926      19,440      27,704
Income tax provision...............................................      6,676      5,969       7,803      11,081
                                                                     ---------  ---------  ----------  ----------
Net earnings.......................................................  $  10,014  $   8,957  $   11,637  $   16,623
                                                                     ---------  ---------  ----------  ----------
                                                                     ---------  ---------  ----------  ----------
Basic earnings per share...........................................  $    0.38  $    0.36  $     0.44  $     0.67
                                                                     ---------  ---------  ----------  ----------
                                                                     ---------  ---------  ----------  ----------
Diluted earnings per share.........................................  $    0.37  $    0.34  $     0.43  $     0.63
                                                                     ---------  ---------  ----------  ----------
                                                                     ---------  ---------  ----------  ----------

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                     THE BISYS GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                               SIX MONTHS ENDED
                                                                                                 DECEMBER 31,
                                                                                            ----------------------

                                                                                               1997        1996
                                                                                            ----------  ----------
Cash flows from operating activities:
Net earnings..............................................................................  $   11,637  $   16,623
Adjustments to reconcile net earnings to net cash provided by operating activities:
  Depreciation and amortization...........................................................       7,049       5,682
  Loss on disposition or write-down of property and equipment.............................       2,507      --
  Deferred income tax provision...........................................................       2,327       3,397
  Change in operating assets and liabilities, net of effects from acquisitions............       5,417     (16,660)
                                                                                            ----------  ----------
Net cash provided by operating activities.................................................      28,937       9,042
                                                                                            ----------  ----------
Cash flows from investing activities:
  Net cash acquired in acquisitions.......................................................       1,490      --
  Capital expenditures....................................................................      (8,705)     (7,675)
  Proceeds from sales of investments......................................................       1,203       3,000
  Purchase of investments.................................................................      (6,513)     (3,000)
  Proceeds from sale of business..........................................................      --           3,827
  Purchase of intangible assets...........................................................      (1,383)     --
  Other...................................................................................         301         291
                                                                                            ----------  ----------
Net cash used in investing activities.....................................................     (13,607)     (3,557)
                                                                                            ----------  ----------
Cash flows from financing activities:
  Repayment of debt.......................................................................      (2,080)       (115)
  Proceeds from exercise of stock options.................................................       3,017       3,219
                                                                                            ----------  ----------
Net cash provided by financing activities.................................................         937       3,104
                                                                                            ----------  ----------
Net increase in cash and cash equivalents.................................................      16,267       8,589
Cash and cash equivalents at beginning of period..........................................      79,951      39,284
                                                                                            ----------  ----------
Cash and cash equivalents at end of period................................................  $   96,218  $   47,873
                                                                                            ----------  ----------
                                                                                            ----------  ----------

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

3.  EARNINGS PER SHARE

    In March 1997, the Financial Accounting Standards Board issued FAS
    128, "Earnings Per Share". FAS 128 supersedes APB 15, "Earnings Per Share", and changes the computation of earnings per share (EPS) by replacing the "primary" EPS requirements of APB 15 with a "basic" EPS computation based upon weighted average shares outstanding. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. FAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. The Company has adopted FAS 128 in the second quarter of fiscal year 1998 and has restated earnings per share computed under the provisions of FAS 128 for all periods presented.

3.  EARNINGS PER SHARE (CONTINUED)

    Basic and diluted EPS computations for the three months and six months ended December 31, 1997 and 1996 are as follows (in thousands, except per share amounts):

                                                                         THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                            DECEMBER 31,          DECEMBER 31,
                                                                        --------------------  --------------------

                                                                          1997       1996       1997       1996
                                                                        ---------  ---------  ---------  ---------
Basic EPS
Net earnings..........................................................  $  10,014  $   8,957  $  11,637  $  16,623
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------

Weighted average common shares outstanding............................     26,199     25,016     26,156     24,931
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------




Basic EPS.............................................................  $    0.38  $    0.36  $    0.44  $    0.67
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------
Diluted EPS
Net earnings..........................................................  $  10,014  $   8,957  $  11,637  $  16,623
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------
Weighted average common shares outstanding............................     26,199     25,016     26,156     24,931
Assumed conversion of common shares issuable under stock option
  plans...............................................................        941      1,378      1,044      1,348
                                                                        ---------  ---------  ---------  ---------
Weighted average common and common equivalent shares outstanding......     27,140     26,394     27,200     26,279
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------
Diluted EPS...........................................................  $    0.37  $    0.34  $    0.43  $    0.63
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------

    Options to purchase 1,649,500 shares of common stock at various prices ranging from $33.25 to $39.00 were outstanding at December 31, 1997, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of common shares.

4.  BUSINESS COMBINATIONS

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

    The acquisitions of Charter, DWW and BSI have been accounted for as poolings of interest, although historical financial statements have not been restated due to immateriality. The acquired companies' results of operations have been included in BISYS' results of operations effective July 1, 1997. Total stockholders' equity at July 1, 1997 decreased $1.9 million due to the impact of the acquisitions. The Company incurred a pre-tax charge of $5,263,000 during the six months ended December 31, 1997 for costs associated with these mergers. The components of the charge are as follows:

    Merger transaction expenses (legal and financial)........  $1,805,000
    Compensation related.....................................   1,475,000
    Facilities related.......................................   1,100,000
    Other....................................................     883,000
                                                              -----------
                                                               $5,263,000
                                                              -----------
                                                              -----------

5. REALIGNMENT CHARGE

    During the six months ended December 31, 1997, the Company incurred a pre-tax charge of $6,735,000 to realign operations primarily in conjunction with a client of the Company's Fund Services division terminating its distribution and administrative agreements effective September 1997. The components of the charge are as follows:

    Compensation related....................................   $2,247,300
    Facilities related......................................    2,016,100
    Systems related.........................................    1,752,000
    Other...................................................      720,100
                                                              -----------
                                                               $6,735,000
                                                              -----------
                                                              -----------

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         RESULTS OF OPERATIONS AND FINANCIAL CONDITION

    The Company provides outsourcing solutions to and through financial organizations which is reported as a single segment. The operating margins for each business unit of the Company are not significantly different. The following table presents the percentage of revenues represented by each item in the Company's condensed consolidated statement of operations for the periods indicated:

                                                                                   THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                                      DECEMBER 31,          DECEMBER 31,
                                                                                  --------------------  --------------------

                                                                                    1997       1996       1997       1996
                                                                                  ---------  ---------  ---------  ---------

Revenues........................................................................      100.0%     100.0%     100.0%     100.0%
                                                                                  ---------  ---------  ---------  ---------
Operating costs and expenses:
  Service and operating.........................................................       58.7       54.5       59.0       54.9
  General and administrative....................................................       15.3       17.4       16.2       18.2
  Selling and conversion........................................................        4.8        4.2        4.7        4.0
  Research and development......................................................        3.1        3.4        3.1        3.5
  Amortization of intangible assets.............................................        1.0        1.2        1.0        1.3
  Merger expenses and other charges.............................................     --         --            6.5     --
                                                                                  ---------  ---------  ---------  ---------
Operating earnings..............................................................       17.1       19.3        9.5       18.1
Interest income, net............................................................        1.1        0.7        1.1        0.7
                                                                                  ---------  ---------  ---------  ---------
Earnings before income tax provision............................................       18.2       20.0       10.6       18.8
Income tax provision............................................................        7.3        8.0        4.3        7.5
                                                                                  ---------  ---------  ---------  ---------
Net earnings....................................................................       10.9%      12.0%       6.3%      11.3%
                                                                                  ---------  ---------  ---------  ---------
                                                                                  ---------  ---------  ---------  ---------

COMPARISON OF THE THREE MONTHS ENDED DECEMBER 31, 1997 WITH THE THREE MONTHS
  ENDED DECEMBER 31, 1996.

    Revenues increased 22% from $74.8 million for the three months ended December 31, 1996 to $91.4 million for the three months ended December 31, 1997. This growth was derived from sales to new clients, existing client growth, cross sales to existing clients and revenues from acquired businesses, partially offset by lost business and revenue from the Item Processing division which was sold in the second quarter of fiscal 1997.

    Service and operating expenses increased 31.6 % from $40.8 million during the three months ended December 31, 1996 to $53.7 million for three months ended December 31, 1997, and increased as a percentage of revenues from 54.5% to 58.7%. These increases resulted from additional costs associated with greater revenues.

    General and administrative expenses increased 7.2% from $13.0 million during the three months ended December 31, 1996, to $14.0 million for the three months ended December 31, 1997, and decreased as a percentage of revenues from 17.4% to 15.3%. The dollar increase resulted from additional costs associated with acquired businesses and additional revenues. The decrease as a percentage of revenues resulted from further utilization of existing general and administrative support resources.

    Operating earnings increased 8.5% from $14.4 million during the three months ended December 31, 1996, to $15.7 million for the three months ended December 31, 1997, and decreased as a percentage of revenues from 19.3% to 17.1%.

    Interest income was $0.5 million greater for the three months ended December 31, 1997 compared to the same period in the prior fiscal year due to higher levels of invested cash and cash equivalents.

    The income tax provision of $6.7 million for the three months ended December 31, 1997 increased from $6.0 million for the three months ended December 31, 1996 primarily due to higher taxable income. The provision represents an effective tax rate of 40% for the three months ended December 31, 1997 and December 31, 1996.

COMPARISON OF THE SIX MONTHS ENDED DECEMBER 31, 1997 WITH THE SIX MONTHS ENDED
  DECEMBER 31, 1996

    Revenues increased 24.2% from $147.2 million for the six months ended December 31, 1996 to $182.9 million for the six months ended December 31, 1997. This revenue growth was derived from sales to new clients, existing client growth, cross sales to existing clients and revenues from acquired businesses, partially offset by lost business and revenue from the Item Processing division.

    Service and operating expenses increased 33.5% from $80.8 million during the six months ended December 31, 1996 to $107.9 million for the six months ended December 31, 1997, and increased as a percentage of revenues from 54.9% to 59.0%. These increases resulted from additional costs associated with greater revenues.

    General and administrative expenses increased 10.6% from $26.8 million during the six months ended December 31, 1996 to $29.6 million for the six months ended December 31, 1997, and decreased as a percentage of revenues from 18.2% to 16.2%. The dollar increase resulted from additional costs associated with greater revenues. The decrease as a percentage of revenues resulted from further utilization of existing general and administrative support resources.

    Operating earnings of $17.4 million for the six months ended
    December 31, 1997 decreased from $26.7 million for the six months ended December 31, 1996, and decreased as a percentage of revenues from 18.1% to 9.5%. The decrease in operating earnings resulted primarily from one time charges of $5.3 million in connection with three acquisitions consummated during the fiscal first quarter ended September 30, 1997 and a $6.7 million charge to realign operations.

    Interest income was $2.0 million for the six months ended December
    31, 1997 compared to $1.0 million for the six months ended December 31, 1996 due to higher levels of invested cash and cash equivalents.

    The income tax provision of $7.8 million for the six months ended December 31, 1997 decreased from $11.1 million for the six months ended December 31, 1996. The provision represents an effective tax rate of 40% for the six months ended December 31, 1997 and December 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

    At December 31, 1997, the Company had cash and cash equivalents of $96.2 million and working capital of approximately $95.1 million. The Company has been able to finance its cash requirements through its cash flows from operations. At December 31, 1997, the Company had $0.1 million outstanding in the form of letters of credit. The interest rate on other outstanding long-term borrowings of $1.8 million at December 31, 1997 was 7.75%.

    For the six months ended December 31, 1997, operating activities provided cash of $28.9 million. Investing activities used cash of $13.6 million primarily for capital expenditures of $8.7 million and investments of $6.5 million, offset by cash acquired in acquisitions of $1.5 million and proceeds from sale of investments of $1.2 million. Financing activities provided cash of $0.9 million from proceeds of $3.0 million from the exercise of stock options offset by repayment of debt acquired in a merger of $2.1 million.

MERGER EXPENSES AND OTHER CHARGES

    In connection with the acquisitions of Charter, DWW and BSI, the Company recorded transaction-related charges of $5,263,000 during the three months ended September 30, 1997. Additionally, the Company incurred a one time charge of $6,735,000 to realign operations primarily in connection with a client of the Company's Fund Services division terminating its distribution and administrative agreements effective September 1997.

    At December 31, 1997, approximately $7.6 million of costs to integrate new operations arising from prior acquisitions and costs relating to the realignment of certain operations are included in accrued liabilities on the accompanying balance sheet. Approximately $3.6 million of such expenses were paid during the three months ended December 31, 1997.

    It is anticipated that the actions to realign and integrate the aforementioned operations will be substantially completed by June 30, 1998.

YEAR--2000

    The Company has and will continue to make certain investments in its software systems and applications to ensure the Company is year-2000 compliant. The Company has formed a steering committee which has developed a comprehensive year-2000 compliance plan with an anticipated completion date for remediation efforts of December 31, 1998. The financial impact to the Company has not been and is not anticipated to be material to its financial position or results of operations in any given year.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

    Except for the historical information contained herein, the matters discussed in this quarterly report are forward-looking statements which involve risks and uncertainties, including but not limited to economic, competitive, governmental and technological factors affecting the Company's operations, markets, services and related products, prices, and other factors discussed in the Company's prior filings with the Securities and Exchange Commission. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate. Therefore, there can be no assurance that the forward-looking statements included in this quarterly report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

                                    PART II

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        At the Annual Meeting of Stockholders of the Company, held on November 13, 9197, the Stockholders approved the following matters:

        1. Re-election of all seven Directors named below to hold office until the next Annual Meeting of Stockholders and until their successors have been duly elected and qualified:

                                           NUMBER OF
                                            VOTES IN
               NAME OF DIRECTOR              FAVOR
               -------------------------  ------------

               Lynn J. Mangum...........    22,360,518

               Robert J. Casale.........    22,308,674

               Thomas A. Cooper.........    22,307,674

               Jay W. DeDapper..........    22,360,066

               John J. Lyons............    22,360,859

               Thomas E. McInerney......    22,360,759

               Neil P. Marcous..........    22,342,559

                                                                              FOR           AGAINST      ABSTAIN
                                                                          ------------    ----------    ---------

        2.        1998 Employee Stock
                  Purchase Plan.....................................      20,769,024        187,903        4,978

        3.        Amendment to 1996
                  Stock Option Plan.................................      12,144,307      8,703,204       12,841

        4.        Amendment to Non-Employee
                  Directors' Stock Option Plan......................      15,745,355      5,203,808       12,742

        5.        Appointment of Coopers & Lybrand,
                  L.L.P. as independent accountants for
                  fiscal year 1998..................................      22,477,954          1,051        1,422


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (A)  EXHIBITS

          None

     (B)  REPORTS ON FORM 8-K

          None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               THE BISYS GROUP, INC.


DATE: FEBRUARY 12, 1998     BY: /S/ ROBERT J.MCMULLAN
      -----------------     -----------------------------------------------
                            ROBERT J. MCMULLAN
                            EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER
                            (DULY AUTHORIZED OFFICER)

                             THE BISYS GROUP, INC.
                                 EXHIBIT INDEX



EXHIBIT NO.                                                         PAGE
-----------                                                       ---------

       (27)  Financial Data Schedule.............................
(electronic only)
