Form 10-Q
period 1998-03-31
BISYS GROUP INC
filed 1998-05-15
CIK 883587

-----------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                       OR

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM __________ TO ___________

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

YES   X    NO
     ---      ---

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE:

            CLASS                        SHARES OUTSTANDING AT APRIL 30, 1998
--------------------------------         ------------------------------------


Common Stock, par value $.02 per share              26,647,902

                        This document contains 14 pages.
                                              ----

-------------------------------------------------------------------------------

                              THE BISYS GROUP, INC.

                               INDEX TO FORM 10-Q


PART I.  FINANCIAL INFORMATION                                                                              PAGE
         Item 1.  Financial Statements

                   Condensed Consolidated Balance Sheet as of March 31, 1998
                        and June 30, 1997                                                                   3

                   Condensed Consolidated Statement of Operations for the three and nine
                        months ended March 31, 1998 and 1997                                                4

                   Condensed Consolidated Statement of Cash Flows for the nine months
                        ended March 31, 1998 and 1997                                                       5

                   Notes to Condensed Consolidated Financial Statements                                     6


         Item 2.  Management's Discussion and Analysis of Results of Operations and                         9
                  Financial Condition



PART II.  OTHER INFORMATION                                                                                11

           Item 6.  Exhibits and Reports on Form 8-K                                                       12

SIGNATURES                                                                                                 13

EXHIBIT INDEX                                                                                              14



                                                                  PART I

                                                       ITEM 1. FINANCIAL STATEMENTS

                                                  THE BISYS GROUP, INC. AND SUBSIDIARIES
                                                   CONDENSED CONSOLIDATED BALANCE SHEET
                                              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                               (UNAUDITED)

                                                                                    March 31,               June 30,
                                                                                      1998                    1997
                                                                                ------------------     -------------------
ASSETS
Current assets:
  Cash and cash equivalents                                                           $   116,168           $      79,951
  Accounts receivable, net                                                                 70,521                  59,987
  Deferred tax asset                                                                        5,760                   5,083
  Prepaid expenses and other                                                                7,426                   6,980
                                                                                      -----------            ------------
     Total current assets                                                                 199,875                 152,001
Property and equipment, net                                                                35,900                  32,111
Intangible assets, net                                                                     75,800                  75,719
Other assets                                                                               13,397                   5,254
                                                                                      -----------            ------------
     Total assets                                                                     $   324,972            $    265,085
                                                                                      ===========            ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable                                                                    $    10,107            $      6,673
  Other current liabilities                                                                79,238                  57,687
                                                                                      -----------            ------------
     Total current liabilities                                                             89,345                  64,360
Long-term debt                                                                              1,599                   1,585
Deferred tax liability                                                                      9,851                   6,860
Other liabilities                                                                           1,125                     361
                                                                                      -----------            ------------
     Total liabilities                                                                    101,920                  73,166
                                                                                      -----------            ------------
Stockholders' equity:
  Common stock, $.02 par value, 80,000,000 shares authorized,
  26,439,698 and 25,235,288 shares issued and outstanding, respectively                       529                     505
  Additional paid-in capital                                                              166,384                 153,775
  Retained earnings                                                                        56,139                  37,639
                                                                                      -----------            -------------
     Total stockholders' equity                                                           223,052                 191,919
                                                                                      -----------            ------------
     Total liabilities and stockholders' equity                                       $   324,972            $    265,085
                                                                                      ===========            ============







The accompanying notes are an integral part of the condensed consolidated financial statements.


                                                  THE BISYS GROUP, INC. AND SUBSIDIARIES
                                              CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                               (UNAUDITED)

                                                  Three Months Ended                          Nine Months Ended
                                                       March 31,                                  March 31,
                                       ------------------------------------------ -------------------------------------------
                                               1998                 1997                  1998                  1997
                                               ----                 ----                  ----                  ----
Revenues                                      $      98,951       $       83,961         $     281,844        $      231,153
                                              -------------       --------------         -------------        --------------
Operating costs and expenses:
  Service and operating                              56,251               44,586               164,140               125,383
  General and administrative                         13,873               13,809                43,451                40,564
  Selling and conversion                              4,195                3,098                12,729                 9,063
  Research and development                            2,875                2,491                 8,600                 7,621
  Amortization of intangible assets                     965                  886                 2,744                 2,724
  Merger expenses and other charges                       -                1,500                11,998                 1,500
                                              -------------       --------------         -------------        --------------
Operating earnings                                   20,792               17,591                38,182                44,298
Interest income, net                                  1,428                  665                 3,478                 1,662
                                              -------------       --------------         -------------        --------------
Earnings before income tax provision                 22,220               18,256                41,660                45,960
Income tax provision                                  8,888                7,304                16,691                18,385
                                              -------------       --------------         -------------        --------------
Net earnings                                 $       13,332       $       10,952         $      24,969        $       27,575
                                             ==============       ==============         =============        ==============

Basic earnings per share                     $         0.51       $         0.44         $        0.95        $         1.10
                                             ==============       ==============         =============        ==============

Diluted earnings per share                   $         0.49       $         0.42         $        0.92        $         1.05
                                             ==============       ==============         =============        ==============














The accompanying notes are an integral part of the condensed consolidated financial statements.


                                                  THE BISYS GROUP, INC. AND SUBSIDIARIES
                                              CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                                              (IN THOUSANDS)
                                                               (UNAUDITED)

                                                                                                     Nine Months Ended
                                                                                                         March 31,
                                                                                        ------------------------------------------
                                                                                               1998                  1997
                                                                                               ----                  ----

Cash flows from operating activities:
Net earnings                                                                              $   24,969              $  27,575
Adjustments to reconcile net earnings to net cash provided by operating activities:
  Depreciation and amortization                                                               10,795                  8,651
  Loss on disposition or write-down of property and equipment                                  2,507                      -
  Deferred income tax provision                                                                2,314                  7,573
  Change in operating assets and liabilities, net of effects from acquisitions                 9,880                (21,632)
                                                                                          ----------              ---------
Net cash provided by operating activities                                                     50,465                 22,167
                                                                                          ----------              ---------
Cash flows from investing activities:
  Net cash acquired in acquisitions                                                            1,490                      -
  Capital expenditures                                                                       (13,149)               (12,763)
  Proceeds from sales of investments                                                           1,203                  3,000
  Purchase of investments                                                                     (6,515)                (3,000)
  Proceeds from sale of business                                                                   -                  3,827
  Purchase of intangible assets                                                               (1,564)                     -
  Other                                                                                          583                    453
                                                                                          ----------              ---------
Net cash used in investing activities                                                        (17,952)                (8,483)
                                                                                          ----------              ---------

Cash flows from financing activities:

  Repayment of debt                                                                           (2,115)                  (271)
  Proceeds from exercise of stock options                                                      4,450                  3,790
  Issuance of common stock                                                                     1,369                  1,079
                                                                                          ----------              ---------
Net cash provided by financing activities                                                      3,704                  4,598
                                                                                          ----------              ---------

Net increase in cash and cash equivalents                                                     36,217                 18,282

Cash and cash equivalents at beginning of period                                              79,951                 39,284
                                                                                          ----------              ---------

Cash and cash equivalents at end of period                                                $  116,168              $  57,566
                                                                                          ==========              =========









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

           The condensed consolidated financial statements include the accounts of The BISYS Group, Inc. and its subsidiaries and have been prepared consistent with the accounting policies reflected in the 1997 Annual Report on Form 10-K filed with the Securities and Exchange Commission and should be read in conjunction therewith. The condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary to present fairly this information.

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

3.         EARNINGS PER SHARE

           The Company has adopted FAS 128, "Earnings Per Share", in the second quarter of fiscal year 1998 and has restated earnings per share computed under the provisions of FAS 128 for all periods presented. FAS 128 supersedes APB 15, "Earnings Per Share", and changes the computation of earnings per share (EPS) by replacing the "primary" EPS requirements of APB 15 with a "basic" EPS computation based upon weighted average shares outstanding. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures.

           Basic and diluted EPS computations for the three months and nine months ended March 31, 1998 and 1997 are as follows (in thousands, except per share amounts):


                                                        Three Months Ended                          Nine Months Ended
                                                             March 31,                                  March 31,
                                             ------------------------------------------ -------------------------------------------
                                                          1998                 1997                  1998                  1997
                                                          ----                 ----                  ----                  ----

BASIC EPS
Net earnings                                           $   13,332            $  10,952            $   24,969            $   27,575
                                                       ==========            =========            ==========            ==========

Weighted average common shares
outstanding                                                26,374               25,118                26,227                24,995
                                                       ==========            =========            ==========            ==========

Basic EPS                                              $     0.51            $    0.44            $     0.95            $     1.10
                                                       ==========            =========            ==========            ==========


                                                           Three Months Ended                          Nine Months Ended
                                                                March 31,                                  March 31,
                                              ------------------------------------------ ----------------------------------------
                                                        1998                 1997                  1998                  1997
                                                        ----                 ----                  ----                  ----

DILUTED EPS
Net earnings                                          $   13,332          $    10,952            $   24,969            $   27,575
                                                      ==========          ===========            ==========            ==========

Weighted average common shares
outstanding                                               26,374               25,118                26,227                24,995

Assumed conversion of common shares
issuable under stock option plans                            994                1,119                 1,021                 1,196
                                                      ----------          -----------            ----------            ----------

Weighted average common and common
equivalent shares outstanding                             27,368               26,237                27,248                26,191
                                                      ==========          ===========            ==========            ==========

Diluted EPS                                           $     0.49          $      0.42            $     0.92            $     1.05
                                                      ==========          ===========            ==========            ==========


           Options to purchase 985,000 shares of common stock at various prices ranging from $36.50 to $39.00 were outstanding at March 31, 1998, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of common shares.

4.         BUSINESS COMBINATIONS

           On August 15, 1997, the Company merged with Charter Systems, Inc. (Charter) by exchanging 588,945 shares of BISYS common stock and 258,605 of BISYS equivalent stock options for all the outstanding shares and stock options of Charter.

           On August 29, 1997, the Company merged with Dascit/White & Winston and affiliated companies (DWW) by exchanging 134,396 shares of BISYS common stock for all the outstanding stock of DWW.

           On September 16, 1997 the Company merged with Benefit Services, Inc.
           (BSI) by exchanging 71,448 shares of BISYS common stock for all the outstanding shares of BSI.

           The acquisitions of Charter, DWW and BSI have been accounted for as poolings of interest, although historical financial statements have not been restated due to immateriality. The acquired companies' results of operations have been included in BISYS' results of operations effective July 1, 1997. Total stockholders equity at July 1, 1997 decreased $1.9 million due to the impact of the acquisitions. The Company incurred a pre-tax charge of $5,263,000 during the nine months ended March 31, 1998 for costs associated with these mergers. The components of the charges are as follows:


                     Merger transaction expenses (legal and financial)                 $     1,805,000
                     Compensation related                                                    1,475,000
                     Facilities related                                                      1,100,000
                     Other                                                                     883,000
                                                                                       ---------------
                                                                                       $     5,263,000
                                                                                       ===============

5.         REALIGNMENT CHARGE

           During the nine months ended March 31, 1998, the Company incurred a pre-tax charge of $6,735,000 to realign operations primarily in conjunction with a client of the Company's Fund Services division terminating its distribution and administrative agreements effective September 1997. The components of the charge are as follows:


                Compensation related          $2,247,000
                Facilities related             2,016,000
                Systems related                1,752,000
                Other                            720,000
                                            ------------
                                              $6,735,000
                                            ============


6.         COMMITMENTS

           In March 1998, the Company entered into an agreement requiring the Company to make future payments in exchange for the right to resell computer software user licenses. In addition, the Company committed to pay an annual support fee based on the actual number of user licenses resold. The future payments are as follows for the fiscal years ended June 30:


                             1999                          $1,000,000
                             2000                           3,000,000
                             2001                          11,500,000
                                                           ----------
                                                          $15,500,000
                                                           ==========

ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The Company provides outsourcing solutions to and through financial organizations which is reported as a single segment. The operating margins for each business unit of the Company are not significantly different. The following table presents the percentage of revenues represented by each item in the Company's condensed consolidated statement of operations for the periods indicated:


                                                       Three Months Ended                          Nine Months Ended
                                                            March 31,                                  March 31,
                                            ------------------------------------------ -------------------------------------------
                                                    1998                 1997                  1998                  1997
                                                    ----                 ----                  ----                  ----
Revenues                                            100.0%               100.0%                100.0%                100.0%
                                                 ---------            ---------             ---------             ---------

Operating costs and expenses:
  Service and operating                              56.9                  53.1                 58.2                 54.2
  General and administrative                         14.0                  16.4                 15.4                 17.6
  Selling and conversion                              4.2                   3.7                  4.5                  3.9
  Research and development                            2.9                   3.0                  3.0                  3.3
  Amortization of intangible assets                   1.0                   1.1                  1.0                  1.2
  Merger expenses and other charges                     -                   1.8                  4.3                  0.6
                                               ----------            ----------           ----------           ----------
Operating earnings                                   21.0                  20.9                 13.6                 19.2
Interest income, net                                  1.4                   0.8                  1.2                  0.7
                                               ----------            ----------           ----------           ----------
Earnings before income tax provision                 22.4                  21.7                 14.8                 19.9
Income tax provision                                  9.0                   8.7                  5.9                  8.0
                                               ----------            ----------           ----------          -----------
Net earnings                                         13.4%                 13.0%                 8.9%                11.9%
                                               ==========            ==========           ==========          ===========


COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1998 WITH THE THREE MONTHS ENDED MARCH 31, 1997.

         Revenues increased 17.9% from $84.0 million for the three months ended March 31, 1997 to $99.0 million for the three months ended March 31, 1998. This growth was derived from sales to new clients, existing client growth, cross sales to existing clients and revenues from acquired businesses, partially offset by lost business.

         Service and operating expenses increased 26.2% from $44.6 million during the three months ended March 31, 1997 to $56.3 million for three months ended March 31, 1998, and increased as a percentage of revenues from 53.1% to 56.9%. These increases resulted from additional costs associated with greater revenues.

         General and administrative expenses increased 0.5% from $13.8 million during the three months ended March 31, 1997, to $13.9 million for the three months ended March 31, 1998, and decreased as a percentage of revenues from 16.4% to 14.0%. The decrease as a percentage of revenues resulted from further utilization of existing general and administrative support resources.

         During the three months ended March 31, 1997, the Company incurred an additional commission charge of $1.5 million as a result of increased mutual fund assets serviced pursuant to the alliance with the mutual fund division of Furman Selz, LLC.

         Operating earnings increased 18.2% from $17.6 million during the three months ended March 31, 1997 to $20.8 million for the three months ended March 31, 1998, and remained relatively flat as a percentage of revenues from 20.9% to 21.0%.

         Interest income was $0.8 million greater for the three months ended March 31, 1998 compared to the same period in the prior fiscal year due to higher levels of invested cash and cash equivalents.

         The income tax provision of $8.9 million for the three months ended March 31, 1998 increased from $7.3 million for the three months ended March 31, 1997 primarily due to higher taxable income. The provision represents an effective tax rate of 40% for both periods.

COMPARISON OF THE NINE MONTHS ENDED MARCH 31, 1998 WITH THE NINE MONTHS ENDED MARCH 31, 1997.

           Revenues increased 21.9% from $231.2 million for the nine months ended March 31, 1997 to $281.8 million for the nine months ended March 31, 1998. This revenue growth was derived from sales to new clients, existing client growth, cross sales to existing clients and revenues from acquired businesses, partially offset by lost business.

           Service and operating expenses increased 30.9% from $125.4 million during the nine months ended March 31, 1997 to $164.1 million for the nine months ended March 31, 1998, and increased as a percentage of revenues from 54.2% to 58.2%. These increases resulted from additional costs associated with greater revenues.

           General and administrative expenses increased 7.1% from $40.6 million during the nine months ended March 31, 1997 to $43.5 million for the nine months ended March 31, 1998, and decreased as a percentage of revenues from 17.6% to 15.4%. The dollar increase resulted from additional costs associated with greater revenues. The decrease as a percentage of revenues resulted from further utilization of existing general and administrative support resources.

           Operating earnings of $38.2 million for the nine months ended March 31, 1998 decreased from $44.3 million for the nine months ended March 31, 1997, and decreased as a percentage of revenues from 19.2% to 13.6%. The decrease in operating earnings resulted primarily from one time charges of $5.3 million in connection with three acquisitions consummated during the fiscal first quarter ended September 30, 1997 and a $6.7 million charge to realign operations.

           Interest income was $3.5 million for the nine months ended March 31, 1998 compared to $1.7 million for the nine months ended March 31, 1997 due to higher levels of invested cash and cash equivalents.

           The income tax provision of $16.7 million for the nine months ended March 31, 1998 decreased from $18.4 million for the nine months ended March 31, 1997. The provision represents an effective tax rate of 40% for both periods.

LIQUIDITY AND CAPITAL RESOURCES

           At March 31, 1998, the Company had cash and cash equivalents of $116.2 million and working capital of approximately $110.5 million. The Company has been able to finance its cash requirements through its cash flows from operations. At March 31, 1998, the Company had $0.1 million outstanding in the form of letters of credit. The interest rate on other outstanding long-term borrowings of $1.6 million at March 31, 1998 was 7.75%.

           For the nine months ended March 31, 1998, operating activities provided cash of $50.5 million. Investing activities used cash of $18.0 million primarily for capital expenditures of $13.1 million and investments of $6.5 million, offset by cash acquired in acquisitions of $1.5 million and proceeds from sale of investments of $1.2 million. Financing activities provided cash of $3.7 million from proceeds of $4.5 million from the exercise of stock options and $1.4 million from the issuance of common stock, offset by repayment of debt acquired in a merger of $2.1 million.

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

           At March 31, 1998, approximately $4.9 million of costs to integrate new operations arising from prior acquisitions and costs relating to the realignment of certain operations are included in accrued liabilities on the accompanying balance sheet. Approximately $2.7 million of such expenses were paid during the three months ended March 31, 1998.

           It is anticipated that the actions to realign and integrate the aforementioned operations will be substantially completed by June 30, 1998.

YEAR - 2000

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

                                              THE BISYS GROUP, INC.




Date: May 15, 1998                            By:   /s/ Dennis R. Sheehan
     -----------------------                     -----------------------------
                                              Dennis R. Sheehan
                                              Executive Vice President and Chief
                                                Financial Officer
                                              (Duly Authorized Officer)


                              THE BISYS GROUP, INC.
                                  EXHIBIT INDEX


EXHIBIT NO.                   DESCRIPTION                         PAGE
27.1   Financial Data Schedule..............................(electronic only)

27.2   Financial Data Schedule..............................(electronic only)

27.3   Financial Data Schedule..............................(electronic only)

27.4   Financial Data Schedule..............................(electronic only)

27.5   Financial Data Schedule..............................(electronic only)

27.6   Financial Data Schedule..............................(electronic only)

27.7   Financial Data Schedule..............................(electronic only)