Form 10-K405
period 1998-06-30
BISYS GROUP INC
filed 1998-09-28
CIK 883587

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 1998

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM         TO         .
                                                 Commission file number: 0-19922

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [ ]

         State the aggregate market value of voting stock held by nonaffiliates of the Registrant as of September 24, 1998: $1,114,050,200.

         Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of September 24, 1998: 25,664,165 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE: List the following documents if incorporated by reference and the part of the Form 10-K into which the document is incorporated: (1) Any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933.

FISCAL 1998 ANNUAL REPORT to Shareholders--Part II and IV; PROXY STATEMENT for November 16, 1998 Annual Meeting--Part III

                              THE BISYS GROUP, INC.
                                    FORM 10-K
                                  JUNE 30, 1998


                                                                                                     PAGE
                                                                                                     ----
Part I

  Item 1.         Business...........................................................................   1
  Item 2.         Properties.........................................................................  10
  Item 3.         Legal Proceedings..................................................................  11
  Item 4.         Submission of Matters to a Vote of Security Holders................................  11

Part II

  Item 5.         Market for the Registrant's Common Equity and Related
                      Stockholder Matters............................................................  11
  Item 6.         Selected Financial Data............................................................  11
  Item 7.         Management's Discussion and Analysis of Financial Condition
                      and Results of Operations......................................................  11
  Item 7A.        Quantitative and Qualitative Disclosures About Market Risk.........................  11
  Item 8.         Financial Statements and Supplementary Data........................................  11
  Item 9.         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......................................................  11

Part III

  Item 10.        Directors and Executive Officers of the Registrant.................................  12
  Item 11.        Executive Compensation.............................................................  12
  Item 12.        Security Ownership of Certain Beneficial Owners and Management.....................  12
  Item 13.        Certain Relationships and Related Transactions.....................................  12

Part IV

  Item 14.        Exhibits, Financial Statement Schedules, and
                      Reports on Form 8-K............................................................  12

                                     PART I

ITEM I.  BUSINESS.

         The BISYS(R) Group, Inc. and its wholly-owned subsidiaries ("BISYS" or the "Company") supports more than 9,000 financial institutions and corporate clients through its integrated business units. BISYS provides technology outsourcing, check imaging applications and brokerage services to more than 1,000 financial institutions nationwide; distributes and administers over 60 families of mutual funds consisting of more than 900 portfolios; provides retirement plan record keeping services to over 6,500 companies in partnership with 30 of the nation's leading bank and investment management companies; and provides insurance distribution solutions, Internet/telephone marketing, enterprise-wide networking services, and loan/deposit product pricing research.

         BISYS seeks to be the single source of all relevant outsourcing solutions for its clients and to improve their performance, profitability and competitive position. BISYS endeavors to expand the scope of its services through focused account management, emphasizing services with recurring revenues and long-term contracts. BISYS increases its business base through (i) direct sales to new clients, (ii) sales of additional products and services to existing clients, and (iii) acquisitions of businesses that provide complementary outsourcing solutions to financial organizations and other customers.

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

         Since its founding in 1989, BISYS has completed a number of acquisitions as part of its strategic growth plan. Over the past five fiscal years and through September 1998, BISYS acquired the following businesses:

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

         March 1994 -- SunTrust Data Systems, Inc., now part of BISYS TOTALPLUS(R) business, provides information services for correspondent community banks of SunTrust Banks, Inc.;

         March 1995 -- Concord Holding Corporation ("Concord"), now part of BISYS Fund Services, creates, markets and administers proprietary mutual funds, primarily for banks;

         May 1995 -- Document Solutions, Inc. ("DSI"), now known as BISYS Document Solutions, offers check and document imaging solutions to banks;

         April 1996 -- Strategic Solutions Group, Inc. ("SSG"), now known as BISYS Creative Solutions, designs, develops and provides automated telephone and Internet-based business generation solutions to financial organizations, including the automated processing of consumer loan requests and prequalification of home buyers for mortgage loans;

         June 1996 -- T.U.G., Inc. ("TUG"), now known as BISYS Insurance Services, provides insurance distribution services to the financial services industry;

         August 1997 -- Charter Systems, Inc. ("Charter"), now known as BISYS Networking Services, an enterprise-wide network services company which provides network planning, design, implementation and 24-hour monitoring and performance analysis for multi-vendor local and wide area network environments;

         August 1997 -- Dascit/White & Winston, Inc. and affiliated companies ("DWW"), now part of BISYS Insurance Services, an outsourcer of group health care and life insurance services;

         September 1997 -- Benefit Services, Inc. ("BSI"), now part of BISYS Insurance Services, an outsourcer of long-term health care insurance services;

         May 1998 -- Underwriters Service Agency, now part of BISYS Insurance Services, a provider of insurance distribution services;

         July 1998 -- Corelink Resources Inc., and affiliated entities, now known as BISYS Brokerage Services, a distributor and marketer of investment products and services;

         August 1998 -- The Potomac Group, now part of BISYS Insurance Services, a distributer of life insurance products and services; and

         September 1998 -- Greenway Corporation ("Greenway"), a check imaging software provider.

RECENT DEVELOPMENTS

         On May 29, 1998, BISYS acquired Underwriters Services Agency through the acquisition of all the limited partnership interests of U.S.A. Associates Limited Partnership and all of the outstanding stock of U.S.A., Inc., its general partner.

         On July 15, 1998, BISYS, through its subsidiary, Concord, acquired Corelink Resources, Inc., and its subsidiaries through the exercise of its option under an existing Shareholder's Agreement, to purchase all of the remaining outstanding shares of the company's common stock and preferred stock and all securities convertible into common stock. Concord was an initial shareholder in Corelink at the time of its formation in 1993.

         On August 10, 1998, BISYS acquired The Potomac Group through the merger of two separate wholly-owned subsidiaries of BISYS with and into Potomac Insurance Marketing Group, Inc., and with and into M & L Marketing Group of Maryland, Inc.

         On September 16, 1998, BISYS acquired Greenway through the merger of a wholly-owned acquisition subsidiary of BISYS with and into Greenway. The transaction was completed through the issuance of 968,202 shares of BISYS common stock and the assumption by BISYS of Greenway stock options which were converted into options to purchase approximately 148,792 shares of BISYS Common Stock.

COMPANY STRATEGY

         Financial organizations today are challenged to compete more effectively, improve productivity and maximize profits during periods of both economic growth and decline. BISYS provides viable alternatives for automating critical tasks and functions and provides specific expertise and experience to financial organizations. BISYS outsourcing solutions deliver to its clients operational and economic benefits as well as additional resources to generate incremental revenues.

         BISYS objectives are to increase its client base and to expand the services it offers to them. BISYS seeks to be the premier, full-service outsourcing business partner focused on enhancing its clients' growth, profits and performance, and building shareholder value by consistently increasing both revenues and earnings per share, through a combination of internal growth, new sales and strategic acquisitions. Six key principles have guided BISYS since its formation and continue to shape its business growth plan:

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

         BISYS provides its products and services principally through three major business groups: Marketing and Information Services, Investment Services and Insurance Services.

MARKETING AND INFORMATION SERVICES

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

         Using integrated central and client site solutions, the TOTALPLUS product line supports most aspects of a banking institution's automation requirements. TOTALPLUS is a comprehensive system, providing bank-wide automation which enables community banks more effectively to compete with super regionals, banks serving a national marketplace, and non-bank competitors. The TOTALPLUS family of products and services provides bank-wide automation, integrating mainframe-based, central site and PC-based, client site applications. During fiscal year 1998, BISYS launched the banking industry's first true client/server outsourcing alternative based on an open computing environment. BISYS also introduced full-service Internet banking, utilizing network computing technologies. The TOTALPLUS solution provides diverse financial organizations with the ability to customize each application to meet specialized processing requirements and priorities.

         BISYS currently has two major data processing centers located in the Chicago, Illinois and Philadelphia, Pennsylvania metropolitan areas. These regional service centers are uniformly automated with multi-tasking IBM (or equivalent) mainframe computer systems on which all TOTALPLUS host computer functions and client data are resident. Each client's individual operating parameters and data are maintained separately, and extensive precautions are in place to ensure data security and privacy of communications between the client and the host. Both internal and external backup resources are maintained and regularly tested for BISYS' own disaster recovery purposes.

         BISYS is a leader in providing image-based technology software to financial institutions, including sophisticated Internet-based delivery and access solutions. These imaging solutions convert traditional paper-based checks and other documents into digital images that can be accessed electronically. More than 900 banks, credit unions and service bureaus are using BISYS image-based technology software representing approximately 65% of all bank check imaging systems in the country for the community bank market. This software, designed to provide a fully integrated image environment, uses microcomputer technology and supports the majority of image enabled transports available today. This product family includes image capture and archive, image statements, image proof of deposit, return item/image processing, image signature verification, courtesy amount recognition, CD-ROM image delivery, customer financial analysis and full Internet access.

         BISYS provides a complete package of enterprise-wide network management solutions including planning, design and implementation of multi-vendor network environments. Its services include its Inframax(R) remote network monitoring and management system which supervises the network and the operating system and related software that resides on the network. This automated round-the-clock service provides monitoring, fault identification and anticipation and overall network performance reporting.

         BISYS provides low-cost automated telephone and Internet-based electronic marketing services to its clients in an unattended service bureau environment on a seven day, 24 hour basis. These services enable banks, credit card companies, and mortgage lenders to increase the number of new loans and credit cards.

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

BISYS INVESTMENT SERVICES

         BISYS Investment Services provides distribution, administration, fund accounting and transfer agency services to over 60 mutual fund complexes encompassing more than 900 individual portfolios with a market value exceeding $200 billion in assets. BISYS also provides 401(k) plan marketing support, administration and recordkeeping services to 30 of the nation's leading bank and investment management companies.

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

         BISYS integrates its banking and mutual fund expertise to provide a wide array of specialized services, including sweep and wrap account processing. More than a traditional administrator and distributor, BISYS takes a consultative approach to its client relationships, offering innovative, fee-generating and cost-effective solutions to expand and manage the banking institution's mutual fund business. BISYS offers its clients a complete turnkey outsourcing solution for mutual fund operations which includes comprehensive marketing, institutional sales, retail sales, telemarketing, development of new products and markets and institutional and retail shareholder servicing centers. BISYS designs, plans and implements strategies to help mutual funds attain critical mass, reach new prospects and markets and add value in an increasingly competitive market. In addition to its domestic business, BISYS provides distribution and administrative services to offshore fund complexes through its Dublin, Ireland operations.

         BISYS is one of the nation's leading providers of 401(k) plan services for small- and medium-sized companies, providing outsourcing solutions to financial organizations and corporate clients for marketing and sales support and administration and participant recordkeeping services for corporate sponsored 401(k) plans. BISYS maintains partnerships with financial organizations including banks and investment and insurance companies and provides marketing and proposal support for their sale of their 401(k) plan investment products. BISYS markets to and builds systems linkage with these investment manager partners and enables them to concentrate on selling 401(k) plans while BISYS provides the administrative and recordkeeping functions for the fund sponsor. On an ongoing basis, BISYS performs 401(k) participant recordkeeping and other services including daily valuation of participant balances, administering 401(k) loans, discrimination testing, participant statements and participant communications. Targeted at companies with fewer than 500 employees -- one of the fastest growing segments of the retirement plan market -- BISYS services more than 6,500 corporate-sponsored retirement plans covering nearly 750,000 employee participants.

         In July 1998, BISYS extended its market presence as a comprehensive administrator, distributor and marketer of investment products and services with the establishment of BISYS Brokerage Services. This new division clears transactions for more than 1,000 mutual funds, provides support for multi-fund wrap accounts and provides third party marketing of brokerage and insurance products to financial institutions.

INSURANCE SERVICES

         BISYS provides outsourcing services for the distribution of life, group health and long-term care insurance. BISYS is a full-service distributor and administrator of insurance services and employs strategic alliances with major insurance companies and national producer groups to provide a full range of outsourcing services for insurance product distribution. BISYS services a network of, and markets products and services through, more than 60,000 insurance agents and brokers nationwide. BISYS offers a full-service, single source solution to support banks' initiatives to offer insurance services to their customer bases. BISYS allows clients to use their various distribution channels to offer insurance products and services, ranging from annuities and commodity term products to estate planning products. In addition to product solutions, BISYS provides clients with the systems necessary to support their sale of insurance products, including licensing management, marketing and proposal support, application processing and advanced underwriting and commission accounting and processing.

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

         BISYS fee structure for data processing clients is based primarily on number of accounts, loans, participants and/or transactions handled for each service, in some cases, subject to minimum charges, plus additional charges for special options, services and features. BISYS fee structure for mutual fund services clients is based primarily on the average daily net asset value of the fund, in some cases, subject to minimum charges. BISYS 401(k) fee structure is based upon the number of eligible participants in a plan subject to certain minimums. BISYS check imaging software is licensed subject to a one-time fee with recurring maintenance fees. BISYS telephone loan support services are provided based on a one-time implementation fee plus a per-transaction fee. BISYS fee structure for networking services is based on an annual fee for remote monitoring and a one-time fee for project services. Contracts with insurance carriers providing products for BISYS customers provide for compensation based on a percentage of premiums paid and transaction charges and are generally cancelable on less than 90 days notice at the discretion of the parties.

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

YEAR 2000

         The Company is addressing the Year 2000 issues associated with its existing computer systems and software applications utilizing both internal and external resources to identify and remediate these matters throughout the organization. The Company has completed its risk assessment and continues to remediate all significant systems which are not currently Year 2000 ready. The Company anticipates that all of its internal mission critical information systems will be Year 2000 ready by December 31, 1998. In the event such systems are not Year 2000 ready by December 31, 1999, it could have a material adverse impact on the Company's business and results of operations.

         The Company uses third party provided/software and systems for such tasks as account and information statement processing, fund accounting and 401(k) plan record keeping. If third parties upon which the Company depends are unable to address their Year 2000 issues in a timely manner, it could result in a material adverse financial risk to the Company. In order to mitigate this risk, the Company is devoting resources necessary to develop appropriate business continuity plans. These contingency plans will include alternative systems and vendors, disaster recovery hot sites and manual processes. These contingency plans are expected to be completed prior to June 30, 1999.

         The Company's Year 2000 progress, the testing of remediated software and contingency plans have been and will continue to be the subject of independent verification and validation by the Company's Internal Audit function. Internal Audit reports on Year 2000 are reviewed by senior management and the Company's Board of Directors. The Company believes it has developed an effective plan to address the Year 2000 issues and that, based on the available information, its Year 2000 transition will not have a material effect on its business, operations or financial results. In fiscal 1998, the Company spent approximately $3.0 million on Year 2000 testing and remediation and currently anticipates expenditures in the range of $3.0 to $5.0 million in fiscal 1999 and less than $1.0 million in the first half of fiscal 2000.

SALES, MARKETING AND CLIENT SUPPORT

         BISYS sells its services directly to potential clients or supports insurance agents and companies, brokerage firms and other entities in their endeavors to gain new clients. In addition to direct sales, BISYS utilizes reseller/distributors to sell its software. BISYS has a number of sales offices located throughout the United States.

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

COMPETITION

         BISYS believes the market for its services is highly competitive. BISYS believes that it remains competitive due to several factors, including BISYS' overall company strategy and commitment, product quality, reliability of service, a comprehensive and integrated product line, timely introduction of new products and services, and competitive pricing. BISYS believes that, by virtue of its range of product and service offerings and its overall commitment to client service and relationships, it competes favorably in these categories. In addition, BISYS believes that it has a competitive advantage as a result of its position as an independent vendor, rather than as a cooperative, an affiliate of a financial institution, a hardware vendor or competitor to its clients.

         BISYS principal competitors are independent vendors of computer software and services, in-house departments, affiliates of financial institutions or large computer hardware manufacturers, processing centers owned and operated as user cooperatives, insurance companies, third party administration firms, mutual funds companies and brokerage firms. No single competitor offers the full range of products and services that are offered by BISYS. Specific competitors include Fiserv, First Data, M&I Data Services, Systematics, Federated Investors and SEI Corporation, among others.

RESEARCH AND DEVELOPMENT

         In order to meet the changing needs of the financial organizations that it serves, BISYS continually evaluates, develops, maintains and enhances various application software and other technology used in its business. During fiscal 1996, 1997 and 1998, BISYS spent approximately $10.2 million, $10.4 million and $11.7 million, respectively, on research and development, primarily focused on its proprietary systems. Most of BISYS central site application software has been developed internally, and a majority of the client site application software is licensed from third parties and integrated with BISYS' existing systems.

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

Thus, compliance with the Net Capital Rule could restrict BISYS ability to withdraw capital from its broker/dealer subsidiaries. At June 30, 1998, each BISYS broker/dealer subsidiary met or exceeded the requisite net capital requirement. At June 30, 1998, the BISYS broker/dealer subsidiaries had aggregate net capital of approximately $8.2 million, which exceeded the requirements of the Net Capital Rule by approximately $6.3 million.

         Under the Investment Company Act of 1940, the distribution agreements between each mutual fund and a BISYS subsidiary terminate automatically upon assignment of the agreement. The term "assignment" includes direct assignments by BISYS as well as assignments which may be deemed to occur, under certain circumstances, upon the transfer, directly or indirectly, of a controlling block of BISYS voting securities. The Investment Company Act of 1940 presumes that any transfer of more than 25% of the voting securities of any person represents a transfer of a controlling block of voting securities.

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

         In this regard, the Glass-Steagall Act has been applied to prohibit banks from engaging in the organization, sponsorship, underwriting and principal distribution of mutual funds, but not to prohibit banks from providing investment advisory, administrative, selling and other related services for, to or with respect to the sale of mutual funds shares to their customers. Other depository institutions laws, regulations and requirements do not impose substantive limitations of a material nature on the activities which BISYS client banks now perform with respect to their proprietary and other mutual funds, but regulate in various respects the manner in which such activities may be performed. Nevertheless, future changes in the application or the interpretation of the Glass-Steagall Act or other banking laws and regulations, or future legislative changes in existing banking laws, may have a material and adverse impact on the ability of BISYS client banks to engage in mutual fund activities, and consequently on the business relationships between BISYS and its client banks. BISYS is not presently aware of any pending regulatory developments, which, if approved, would adversely affect the ability of its client banks to engage in mutual fund activities. In addition, future changes in the Glass-Steagall Act may remove the existing prohibition on banks engaging in the organization, sponsorship, underwriting and principal distribution of mutual funds, thereby permitting banks to perform certain functions now required to be performed by third parties such as BISYS. Any such change could adversely affect BISYS in its business of providing distribution services by permitting clients to choose to perform distribution functions independently.

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

EMPLOYEES

         As of June 30, 1998, BISYS employed approximately 2,200 employees. None of its employees is represented by a union and there have been no work stoppages, strikes or organization attempts. BISYS believes that its relations with its employees are good.

         The service nature of BISYS makes its employees an important corporate asset. Most employees are not subject to employment agreements; however, a limited number of executives of BISYS operating subsidiaries have such agreements.

ITEM 2.  PROPERTIES.

         Other than an office building acquired in a recent acquisition, all principal properties of the Company are leased. The following table provides certain summary information with respect to such principal properties as of June 30, 1998:

Location                   Function                              Sq. Feet           Expiration Date
--------                   --------                              --------           ---------------
Little Falls, NJ           Corporate headquarters                   8,459                   2000
Houston, TX                Service Center                          58,568                   2001
Cherry Hill, NJ            Data processing center                  31,350                   2000
Lombard, IL                Data processing center                  25,240                   2000
Columbus, OH               Mutual fund service center             126,686                   2005
Ambler, PA                 Service Center                          53,605                   2002
Birmingham, AL             Service Center                          22,104                   2000
Harrisburg, PA             Service Center                          33,982                   2007
New York, NY               Service Center                          35,897                   2008

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matter was submitted to a vote of security holders of the Company during the fourth quarter of fiscal 1998.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Certain of the information required in Item 5 is incorporated herein by reference to page 32 of the Company's 1998 Annual Report to Shareholders (the "Annual Report") under the heading "Market Price Information" and Note 4 to the Company's consolidated financial statements included therein. The Company has not paid or declared any cash dividends during its most recent two fiscal years. Portions of the Annual Report incorporated by reference in this report are included in this report as Exhibit 13.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         BISYS does not utilize market-risk-sensitive instruments (i.e., derivative financial instruments) to manage market risk exposures or for trading or speculative purposes. The Company does, however, invest available cash and cash equivalents in highly-liquid financial instruments with original maturities of three month or less. As of June 30, 1998, BISYS had approximately $93.4 million of cash and cash equivalents invested in highly-liquid debt instruments purchased with original maturities of three months or less, including $42.3 million of overnight repurchase agreements. BISYS believes that potential near-term losses in future earnings, fair values and cash flows from reasonably possible near-term changes in the market rates for such instruments are not material to BISYS.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The information required in Item 8 is incorporated herein by reference to pages 21 through 31 of the Annual Report, included in this report as Exhibit 13.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS IN ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

                                    PART III

         Pursuant to Instruction G(3) to Form 10-K, the information required in Items 10 through 13 is incorporated by reference from the Company's definitive proxy statement, which is expected to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the Registrant's fiscal year.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)(1)  Financial Statements

         The consolidated financial statements of the Company as of June 30, 1998 and 1997 and for each of the three fiscal years for the period ended June 30, 1998, together with the report of PricewaterhouseCoopers LLP dated August 7, 1998 (except as to certain information presented in Note 12, for which the date is August 21, 1998), are incorporated herein by reference to pages 17 through 31 of the Annual Report, included in this report as Exhibit 13.

          (a)(2)  Financial Statement Schedules

          All financial statement schedules are omitted for the reason that they are either not applicable or not required or because the information required is contained in the consolidated financial statements or notes thereto.

          (a)(3)  Reports on Form 8-K

                  No reports on Form 8-K were filed with the SEC during the quarter ended June 30, 1998.

          (b)     Exhibits:

  3.1     --      Amended and Restated Certificate of Incorporation of The BISYS
                  Group, Inc. (Incorporated by reference to the Registrant's
                  Registration Statement No. 333-02932.)

  3.2     --      Amended and Restated By-Laws of The BISYS Group, Inc.,
                  (Incorporated by reference to Exhibit 3.2 to the Registrant's
                  Annual Report on Form 10-K for the year ended June 30, 1997.)

  4.1     --      Rights Agreement, dated as of May 8, 1997, by and between
                  The BISYS Group, Inc. and The Bank of New York, as Rights
                  Agent (including the form of Rights Certificate as Exhibit A).
                  (Incorporated by reference to Exhibit 2.1 of Form 8-A filed on May 8, 1997 with the SEC.)

 10.1     --      Letter Agreement dated May 12, 1995 between the Registrant and Lynn J. Mangum. (Incorporated by reference to Exhibit
                  10.18 to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1995, Commission File No. 0-19922.)

 10.2*    --      Deferred Compensation Plan.

 10.3*    --      Executive Life Insurance Plan.

 10.4     --      The BISYS Group, Inc. Amended and Restated Stock Option and
                  Restricted Stock Purchase Plan. (Incorporated by reference to
                  Exhibit 10.23 to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1994, Commission File No.
                  0-19922.)

 10.5     --      The BISYS Group, Inc. 1995 Stock Option Plan. (Incorporated
                  by reference to Exhibit A to the Registrant's proxy statement for its 1995 annual meeting of stockholders, filed with the SEC, Commission File No. 0-19922.)

 10.6     --      The BISYS Group, Inc. 1996 Stock Option Plan. (Incorporated
                  by reference to Exhibit A to Registrant's proxy statement for its 1996 annual meeting of stockholders, Commission File
                  No. 0-19922.)

 10.7    --       BISYS 401(k) Savings Plan. (Incorporated by reference to
                  Exhibit 10.23 of the Registrant's Registration Statement
                  No. 33-45417.)

 10.8*   --       The BISYS Group, Inc. Non-Employee Directors' Stock Option
                  Plan, as amended.

 10.9    --       Lease of Little Falls, New Jersey facility dated January 9,
                  1991. (Incorporated by reference to Exhibit 10.24 of the Registrant's Registration Statement No. 33-45417.)

10.10    --       Lease of Cherry Hill, New Jersey facility dated November
                  29, 1990. (Incorporated by reference to Exhibit 10.25 of the Registrant's Registration Statement No. 33-45417.)

10.11    --       Lease of Lombard, Illinois facility dated May 29, 1990.
                  (Incorporated by reference to Exhibit 10.27 of the Registrant's Registration Statement No. 33-45417.)

10.12    --       Lease of Houston, Texas facility dated June 30, 1986.
                  (Incorporated by reference to Exhibit 10.28 of the Registrant's Registration Statement No. 33-45417.)

10.13    --       Lease of Ambler, Pennsylvania facility dated April 4, 1989.
                  (Incorporated by reference to Exhibit 10.29 to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1993, Commission File No. 0-19922.)

10.14    --       Lease of Columbus, Ohio facility dated August 30, 1994 as
                  amended by First Amendment dated April 14, 1995. (Incorporated by reference to Exhibit 10.36 to the Registrant's Annual
                  Report on Form 10-K for the fiscal year ended June 30, 1995, Commission File No. 0-19922.)

10.15*   --       Lease of New York, New York facility dated February 26, 1998.

10.16*   --       Lease of Harrisburg, Pennsylvania facility dated October
                  24, 1997.

10.17    --       Credit Agreement by and among The BISYS Group, Inc., the
                  Lenders party thereto, and The Bank of New York, as Issuing
                  Bank and as Agent, with BNY Capital Markets, Inc., as
                  Arranger, dated as of March 5, 1997, without exhibits.
                  (Incorporated by referenced to Exhibit 10.18 to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1997, Commission File No. 0-19922.)

10.18    --       Agreement and Plan of Merger dated as of August 21, 1998,
                  as amended as of August 31, 1998, among The BISYS Group, Inc.,
                  BI-Green Acquisition Corp., Greenway Corporation and the shareholders of Greenway Corporation named therein.
                  (Incorporated by reference to the Registrant's Current Report on Form 8-K for the date September 16, 1998, Commission File
                  No. 0-19922.)

10.19    --       Amendment No. 1 dated as of August 31, 1998 to Agreement
                  and Plan of Merger dated as of August 21, 1998, as amended as of August 31, 1998, among The BISYS Group, Inc., BI-Green
                  Acquisition Corp., Greenway Corporation and the shareholders of Greenway Corporation named therein. (Incorporated by reference to Exhibit 2.2 to the Registrant's Current Report on Form 8-K for the date September 16, 1998, Commission File No.
                  0-19922.)

13*      --       Pages 17-32 of the Registrant's 1998 Annual Report to
                  Shareholders

21*      --       List of significant subsidiaries of The BISYS Group, Inc.

23*      --       Consent of PricewaterhouseCoopers LLP.

27*      --       Financial Data Schedule

-----------------
*Filed herewith.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           The BISYS Group, Inc.

Date:  September 28, 1998                  By:     /s/ Dennis R. Sheehan
                                                   ----------------------------
                                                   Dennis R. Sheehan
                                                   Executive Vice President and
                                                   Chief Financial Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 28th day of September 1998.

          Signature                                           Title

       /s/ Lynn J. Mangum           Director, Chairman of the Board, President
-------------------------------     and Chief Executive Officer (Principal
           (Lynn J. Mangum)         Executive Officer)

       /s/ Dennis R. Sheehan        Executive Vice President and Chief Financial
-------------------------------     Officer (Principal Financial and Accounting
           (Dennis R. Sheehan)      Officer)

       /s/ Robert J. Casale         Director
-------------------------------
           (Robert J. Casale)

       /s/ Thomas A. Cooper         Director
-------------------------------
           (Thomas A. Cooper)

       /s/ Jay W. DeDapper          Director
-------------------------------
           (Jay W. DeDapper)

       /s/ John J. Lyons            Director
-------------------------------
           (John J. Lyons)

       /s/ Thomas E. McInerney      Director
-------------------------------
           (Thomas E. McInerney)

       /s/ Neil P. Marcous          Director
-------------------------------
           (Neil P. Marcous)

                        INDEX TO EXHIBITS FILED HEREWITH


EXHIBIT NO.       DESCRIPTION


10.2   --  Deferred Compensation Plan.
10.3   --  Executive Life Insurance Plan.
10.8   --  The BISYS Group, Inc., Non-Employee Director's Stock Option Plan, as
           amended.
10.15  --  Lease of New York, New York facility dated February 26, 1998.
10.16  --  Lease of Harrisburg, Pennsylvania facility dated October 24, 1997.
13     --  Pages 17-32 of the Registrant's 1998 Annual Report to Shareholders.
21     --  List of significant subsidiaries of The BISYS Group, Inc.
23     --  Consent of PricewaterhouseCoopers LLP.
27     --  Financial Data Schedule.