Form 10-K405/A
period 1998-06-30
BISYS GROUP INC
filed 1998-09-30
CIK 883587

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 FORM 10-K/A

                               Amendment No. 1
(Mark One)

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

         Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of September 24, 1998: 26,632,367 shares of Common Stock.

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

FISCAL 1998 ANNUAL REPORT to Shareholders--Part II and IV; PROXY STATEMENT for November 16, 1998 Annual Meeting--Part III

       The cover page of the Annual Report on Form 10-K for the fiscal year ended June 30, 1998, dated and filed with the Securities and Exchange Commission on September 28, 1998, is hereby amended to indicate the correct number of shares outstanding of each of the Registrant's classes of common stock, as of September 24, 1998, 26,632,367 shares of Common Stock.


                                  SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             The BISYS Group, Inc.


Date:  September 30, 1998                    By: /s/ Kevin J. Dell
                                                 ------------------------------
                                                 Kevin J. Dell
                                                 Senior Vice President
                                                 General Counsel and Secretary