Form 10-Q
period 1998-12-31
BISYS GROUP INC
filed 1999-02-16
CIK 883587

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)


[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998

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

YES  X    NO
   -----    -----

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE:

                Class                    Shares Outstanding at January 25, 1999
--------------------------------------   --------------------------------------

Common Stock, par value $.02 per share                26,798,834
                                         --------------------------------------

                        This document contains  14 pages.
                                               ----

================================================================================

                              THE BISYS GROUP, INC.

                               INDEX TO FORM 10-Q




PART I.  FINANCIAL INFORMATION                                                                                   Page

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheet as of December 31, 1998
                      and June 30, 1998                                                                            3

                  Condensed Consolidated Statement of Operations for the six months
                      ended December 31, 1998 and 1997                                                             4

                  Condensed Consolidated Statement of Cash Flows for the six months
                      ended December 31, 1998 and 1997                                                             5

                  Notes to Condensed Consolidated Financial Statements                                             6


         Item 2.  Management's Discussion and Analysis of Results of Operations and                                8
                  Financial Condition



PART II.  OTHER INFORMATION

         Item 4.  Submission of Matters to a Vote of Security Holders                                             12

         Item 6.  Exhibits and Reports on Form 8-K                                                                12

SIGNATURES                                                                                                        13

EXHIBIT INDEX                                                                                                     14

                                     PART I

                          ITEM 1. FINANCIAL STATEMENTS

                     THE BISYS GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                        December 31,           June 30,
                                                                                            1998                 1998
                                                                                        ------------           --------
ASSETS

Current assets:
  Cash and cash equivalents                                                               $ 36,943             $ 93,403
  Accounts receivable, net                                                                  84,960               73,693
  Deferred tax asset                                                                         4,421                4,660
  Prepaid expenses and other                                                                10,916                8,484
                                                                                          --------             --------
     Total current assets                                                                  137,240              180,240
Property and equipment, net                                                                 46,777               37,478
Intangible assets, net                                                                     142,255              102,663
Other assets                                                                                24,918               13,720
                                                                                          --------             --------
     Total assets                                                                         $351,190             $334,101
                                                                                          ========             ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Current maturities of long-term debt                                                    $     79             $    124
  Accounts payable                                                                          11,761               11,626
  Short-term borrowings                                                                     20,000                    -
  Other current liabilities                                                                 62,055               70,668
                                                                                          --------             --------
     Total current liabilities                                                              93,895               82,418
Long-term debt                                                                                 739                1,578
Deferred tax liability                                                                       9,277               10,451
Other liabilities                                                                            5,475                1,364
                                                                                          --------             --------
     Total liabilities                                                                     109,386               95,811
                                                                                          --------             --------

Stockholders' equity:
  Common stock, $.02 par value, 80,000,000 shares authorized,
  26,692,245 and 26,670,388 shares issued, respectively                                        534                  533
  Additional paid-in capital                                                               181,379              173,683
  Retained earnings                                                                         60,008               66,229
  Less treasury stock at cost, 1,917 and 57,895 shares, respectively                          (117)              (2,155)
                                                                                          --------             --------
     Total stockholders' equity                                                            241,804              238,290
                                                                                          --------             --------
     Total liabilities and stockholders' equity                                           $351,190             $334,101
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

                     THE BISYS GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                              Three Months Ended                 Six Months Ended
                                                                  December 31,                     December 31,
                                                           --------------------------      --------------------------
                                                             1998              1997          1998              1997
                                                           --------           -------      --------          --------
Revenues                                                   $111,958           $91,431      $213,882          $182,893
                                                           --------           -------      --------          --------
Operating costs and expenses:
  Service and operating                                      63,895            53,671       123,767           107,889
  General and administrative                                 16,989            13,972        33,374            29,578
  Selling and conversion                                      6,079             4,378        11,118             8,534
  Research and development                                    2,935             2,854         6,116             5,725
  Amortization of intangible assets                           1,952               891         3,460             1,779
  Merger expenses and other charges                               -                 -           400            11,998
  Acquired in-process research and development                    -                 -        19,000                 -
                                                           --------           -------      --------          --------
Operating earnings                                           20,108            15,665        16,647            17,390
Interest income, net                                            243             1,025         1,040             2,050
                                                           --------           -------      --------          --------
Income before income taxes                                   20,351            16,690        17,687            19,440
Income taxes                                                  8,142             6,676        14,677             7,803
                                                           --------           -------      --------          --------
Net income                                                 $ 12,209           $10,014      $  3,010          $ 11,637
                                                           ========           =======      ========          ========

Basic earnings per share                                   $   0.46           $  0.38      $   0.11          $   0.44
                                                           ========           =======      ========          ========

Diluted earnings per share                                 $   0.44           $  0.37      $   0.11          $   0.43
                                                           ========           =======      ========          ========


   The accompanying notes are an integral part of the condensed consolidated financial statements.

                     THE BISYS GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                               Six Months Ended
                                                                                                  December 31,
                                                                                         -----------------------------
                                                                                           1998                 1997
                                                                                         --------             --------
Cash flows from operating activities:
Net income                                                                               $  3,010             $ 11,637
Adjustments to reconcile net income to net cash provided
  by operating activities:
  Depreciation and amortization                                                            10,601                7,049
  Write-off of acquired in-process research and development                                19,000                    -
  Deferred income tax provision                                                               778                2,327
  Change in operating assets and liabilities, net of effects from acquisitions            (32,226)               7,924
                                                                                         --------             --------
Net cash provided by operating activities                                                   1,163               28,937
                                                                                         --------             --------

Cash flows from investing activities:
  Acquisition of businesses                                                               (20,340)                   -
  Net cash acquired in acquisitions                                                         4,554                1,490
  Capital expenditures, net                                                               (13,710)              (8,705)
  Proceeds from sales of investments                                                            -                1,203
  Purchase of investments                                                                  (2,899)              (6,513)
  Purchase of intangible assets                                                              (187)              (1,383)
  Other                                                                                       264                  301
                                                                                         --------             --------
Net cash used in investing activities                                                     (32,318)             (13,607)
                                                                                         --------             --------

Cash flows from financing activities:
  Proceeds from short-term borrowings                                                      20,000                    -
  Repayment of debt                                                                          (275)              (2,080)
  Proceeds from exercise of stock options                                                   5,938                3,017
  Repurchases of common stock                                                             (50,968)                   -
                                                                                         --------             --------
Net cash provided by (used in) financing activities                                       (25,305)                 937
                                                                                         --------             --------

Net increase (decrease) in cash and cash equivalents                                      (56,460)              16,267

Cash and cash equivalents at beginning of period                                           93,403               79,951
                                                                                         --------             --------

Cash and cash equivalents at end of period                                               $ 36,943             $ 96,218
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

2.       USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The most significant estimates are related to the allowance for doubtful accounts, intangible assets, merger expenses and other charges, acquired in-process research and development, income taxes and contingencies. Actual results could differ from these estimates in the near term.

3.       EARNINGS PER SHARE

         Basic and diluted EPS computations for the three and six months ended December 31, 1998 and 1997 are as follows (in thousands, except per share amounts):

                                                              Three Months Ended                Six Months Ended
                                                                  December 31,                     December 31,
                                                             ----------------------          -----------------------
                                                              1998           1997             1998            1997
                                                             -------        -------          -------         -------
         Basic EPS
         ---------
         Net income                                          $12,209        $10,014          $ 3,010         $11,637
                                                             =======        =======          =======         =======

         Weighted average common shares outstanding           26,643         26,199           26,497          26,156
                                                             =======        =======          =======         =======

         Basic earnings per share                            $  0.46        $  0.38          $  0.11         $  0.44
                                                             =======        =======          =======         =======


                                                              Three Months Ended                Six Months Ended
                                                                  December 31,                     December 31,
                                                             ----------------------          -----------------------
                                                              1998           1997             1998            1997
                                                             -------        -------          -------         -------
         Diluted EPS
         -----------
         Net income                                          $12,209        $10,014          $ 3,010         $11,637
                                                             =======        =======          =======         =======

         Weighted average common shares outstanding           26,643         26,199           26,497          26,156

         Assumed conversion of common shares issuable
         under stock option plans                              1,218            941            1,078           1,044
                                                             -------        -------          -------         -------

         Weighted average common and common equivalent
         shares outstanding                                   27,861         27,140           27,575          27,200
                                                             =======        =======          =======         =======

         Diluted earnings per share                          $  0.44        $  0.37          $  0.11         $  0.43
                                                             =======        =======          =======         =======

         Certain stock options were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of common shares during the period, as follows (in thousands, except per share amounts):

                                                Three Months Ended                        Six Months Ended
                                                   December 31,                             December 31,
                                         ---------------------------------       ------------------------------------
                                              1998             1997                   1998                1997
                                              ----             ----                   ----                ----
        Number of options excluded             91              1,650                   532                1,348

        Option price per share               $48.00       $32.25 to $39.00       $44.50 to $48.00    $34.00 to $39.00


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

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The Company provides outsourcing solutions to and through financial organizations which is reported as a single segment. The following table presents the percentage of revenues represented by each item in the Company's condensed consolidated statement of operations for the periods indicated:

                                                             Three Months Ended                      Six Months Ended
                                                                December 31,                            December 31,
                                                           ----------------------                 ------------------------
                                                           1998             1997                  1998               1997
                                                           -----            -----                 -----              -----
Revenues                                                   100.0%           100.0%                100.0%             100.0%
                                                           -----            -----                 -----              -----

Operating costs and expenses:
  Service and operating                                     57.1             58.7                  57.9               59.0
  General and administrative                                15.2             15.3                  15.6               16.2
  Selling and conversion                                     5.4              4.8                   5.2                4.7
  Research and development                                   2.6              3.1                   2.8                3.1
  Amortization of intangible assets                          1.7              1.0                   1.6                1.0
  Merger expenses and other charges                            -                -                   0.2                6.5
  Acquired in-process research and development                 -                -                   8.9                  -
                                                           -----            -----                 -----              -----
Operating earnings                                          18.0             17.1                   7.8                9.5
Interest income                                              0.2              1.1                   0.5                1.1
                                                           -----            -----                 -----              -----
Income before income taxes                                  18.2             18.2                   8.3               10.6
Income taxes                                                 7.3              7.3                   6.9                4.3
                                                           -----            -----                 -----              -----
Net income                                                  10.9%            10.9%                  1.4%               6.3%
                                                           =====            =====                 =====              =====

COMPARISON OF THE THREE MONTHS ENDED DECEMBER 31, 1998 WITH THE THREE MONTHS ENDED DECEMBER 31, 1997.

        Revenues increased 22.5% from $91.4 million for the three months ended December 31, 1997 to $112.0 million for the three months ended December 31, 1998. This growth was derived from sales to new clients, existing client growth, cross sales to existing clients and revenues from acquired businesses, partially offset by lost business.

        Service and operating expenses increased 19.1% from $53.7 million during the three months ended December 31, 1997 to $63.9 million for the three months ended December 31, 1998, and decreased as a percentage of revenues from 58.7% to 57.1%. The dollar increase resulted from additional costs associated with greater revenues.

        General and administrative expenses increased 21.6% from $14.0 million during the three months ended December 31, 1997, to $17.0 million for the three months ended December 31, 1998, and decreased as a percentage of revenues from 15.3% to 15.2%. The dollar increase primarily resulted from additional costs associated with recent acquisitions.

        Interest income was $0.8 million less for the three months ended December 31, 1998 compared to the same period last year due to the lower levels of invested cash and cash equivalents and higher interest expense associated with short-term borrowings.

        The income tax provision of $8.1 million for the three months ended December 31, 1998 increased from $6.7 million for the three months ended December 31, 1997 primarily due to higher taxable income. The provision represents an effective tax rate of 40% for both periods.

COMPARISON OF THE SIX MONTHS ENDED DECEMBER 31, 1998 WITH THE SIX MONTHS ENDED DECEMBER 31, 1997.

        Revenues increased 16.9% from $182.9 million for the six months ended December 31, 1997 to $213.9 million for the six months ended December 31, 1998. This growth was derived from sales to new clients, existing client growth, cross sales to existing clients and revenues from acquired businesses, partially offset by lost business.

        Service and operating expenses increased 14.7% from $107.9 million during the six months ended December 31, 1997 to $123.8 million for the six months ended December 31, 1998, and decreased as a percentage of revenues from 59.0% to 57.9%. The dollar increase resulted from additional costs associated with greater revenues.

        General and administrative expenses increased 12.8% from $29.6 million during the six months ended December 31, 1997, to $33.4 million for the six months ended December 31, 1998, and decreased as a percentage of revenues from 16.2% to 15.6%. The dollar increase primarily resulted from additional costs associated with recent acquisitions. The decrease as a percentage of revenues resulted from further utilization of existing general and administrative support resources.

        During the six months ended December 31, 1998, the Company wrote off $19.0 million of acquired in-process research and development associated with the acquisition of Greenway and incurred $0.4 million of merger-related expenses.

        The income tax provision of $14.7 million for the six months ended December 31, 1998 increased from $7.8 million for the six months ended December 31, 1997 primarily due to higher taxable income. The provision represents an effective tax rate of 40% for both periods, excluding the nonrecurring nondeductible charge of $19.0 million related to acquired in-process research and development incurred during the six months ended December 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 1998, the Company had cash and cash equivalents of $36.9 million and working capital of approximately $43.3 million. At December 31, 1998, the Company had outstanding borrowings of $20.0 million against its revolving credit facility to support working capital requirements. The credit facility bears interest at LIBOR plus a margin not to exceed 1.25%, or 6.22% at December 31, 1998. At December 31, 1998, the Company had $0.6 million outstanding in the form of letters of credit. The weighted average interest rate on other outstanding long-term borrowings of $0.8 million at December 31, 1998 was 8.79%.

         For the six months ended December 31, 1998, operating activities provided cash of $1.2 million. Changes in operating assets and liabilities utilized cash of $32.2 million as a result of increases in accounts receivable due to revenue growth and reduction in accrued liabilities due largely to payments associated with client marketing programs that are administered by the Company's Fund Services division. The Company expects cash flow from operations to increase in the second half of fiscal year 1999. Investing activities used cash of $32.3 million primarily for the acquisition of businesses of $20.3 million and capital expenditures of $13.7 million offset by cash acquired in acquisitions of $4.6 million. Financing activities used cash of $25.3 million primarily for the repurchase of common stock of $51.0 million offset by borrowings of $20.0 million and $5.9 million of proceeds from the exercise of stock options.

         In accordance with the Company's stock buy-back program, the Company purchased approximately 1.2 million shares of its common stock for approximately $51.0 million in order to effect the acquisition of Greenway and for issuance of stock in connection with the exercise of stock options.

         In January 1999, the Company's Board of Directors authorized a new stock buy-back program of up to $100 million of its outstanding common stock. Purchases will occur from time-to-time in the open market to offset the possible dilutive effect of shares to be issued under employee benefit plans, for possible use in future acquisitions and for general and other corporate purposes. This new program supercedes and replaces the share repurchase program previously authorized by the Board of Directors.

MERGER EXPENSES AND OTHER CHARGES

         At December 31, 1998, approximately $1.2 million of costs to integrate new operations arising from prior acquisitions and costs relating to the realignment of certain operations are included in accrued liabilities on the accompanying balance sheet. Approximately $0.9 million of such expenses were paid or charged against the related accruals during the three months ended December 31, 1998.

ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT

         In September 1998, the Company acquired Greenway Corporation (Greenway) through the issuance of common stock valued at approximately $43.8 million. Of the total purchase price, $19.0 million was allocated to acquired in-process research and development, which was charged to operations at the time of acquisition.

         The amount allocated to acquired in-process research and development was based on an independent appraisal, employing a discounted cash flow approach, and relates to the development of 32-bit and 32-bit enhanced products for the Company's check imaging software. At the acquisition date, the 32-bit product was estimated to be 75% complete and valued at $8.7 million, while the 32-bit enhanced product was estimated to be 50% complete and valued at $10.3 million.

         Significant assumptions used in the valuation of the acquired in-process research and development were as follows:

                 Estimated costs to complete           $2.1 million
                 Anticipated completion  date          January 2000
                 Projected annual revenues             $30 million
                 Discount rate                             20%
                 Discount period                         9 years

         Currently, the development efforts are proceeding ahead of schedule, and it is anticipated that technological feasibility of the products will be attained in the fiscal third quarter and development efforts completed by the end of the fiscal year.

         Research and development expenditures related to this product development effort approximated $375,000 for the three months ended December 31, 1998, and are included in the consolidated statement of operations.

YEAR 2000

         The Company is addressing the Year 2000 issues associated with its existing computer systems and software applications utilizing both internal and external resources to identify and remediate these matters throughout the organization. The Company has completed its risk assessment and testing plans for internal mission critical information systems and continues to remediate other systems that are not currently Year 2000 ready. The Company anticipates that all of its internal mission critical information systems will be tested and Year 2000 ready by March 31, 1999. In the event such systems are not Year 2000 ready by December 31, 1999, it could have a material adverse impact on the Company's business and results of operations.

         The Company uses third party provided software and systems in certain of its businesses for such tasks as account and information statement processing, fund accounting, and 401(k) plan record keeping. If third parties upon which the Company depends, including telecommunications and electrical power providers, are unable to address their Year 2000 issues in a timely manner, it could result in a material adverse financial risk to the Company. In order to minimize this risk, the Company is devoting resources necessary to develop appropriate business continuity plans. These contingency plans will include alternative systems and vendors, disaster recovery hot sites, alternative power sources, and manual processes. These contingency plans are expected to be completed prior to June 30, 1999.

         The Company's Year 2000 progress, the testing of remediated software, and contingency plans have been and will continue to be the subject of independent verification and validation by the Company's Internal Audit function. Internal Audit reports on Year 2000 are reviewed by senior management and the Company's Board of Directors.

         The Company believes it has developed an effective plan to address the Year 2000 issues and that, based on available information, its Year 2000 transition will not have a material effect on its business, operations, or financial results. The Company anticipates expenditures for Year 2000 testing and remediation in the range of $3.0 to $4.0 million in fiscal 1999 and less than $1.5 million in the first half of fiscal 2000. During the six months ended December 31, 1998, the Company incurred Year 2000 expenditures of $1.3 million.

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

                                                      PART II

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  At the Annual Meeting of Stockholders of the Company, held on November 16, 1998, the Stockholders approved the following matters:

                  1. Re-election of all six Directors named below to hold office until the next Annual Meeting of Stockholders and until their successors have been duly elected and qualified:

                                                                                                 Number of
                           Name of Director                                                    Votes in Favor
                           ----------------                                                    --------------
                           Robert J. Casale                                                      22,006,495
                           Thomas A. Cooper                                                      22,006,340
                           Jay W. DeDapper                                                       22,005,180
                           John J. Lyons                                                         22,006,715
                           Lynn J. Mangum                                                        22,006,933
                           Thomas E. McInerney                                                   22,006,915


                                                                                  For           Against       Abstain
                                                                                  ---           -------       -------
                  2.       1999 Employee Stock
                           Purchase Plan                                       21,837,673       176,221        52,919

                  3.       Appointment of PricewaterhouseCoopers LLP
                           as independent accountants for
                           fiscal year 1999                                    22,060,037        3,969          2,807



ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS

                  None.

         (b       REPORTS ON FORM 8-K

                  None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                THE BISYS GROUP, INC.



Date: February 11, 1999                         By: /s/ Dennis R. Sheehan
     ------------------                            -------------------------
                                                Dennis R. Sheehan
                                                Executive Vice President and
                                                Chief Financial Officer
                                                (Duly Authorized Officer)

                              THE BISYS GROUP, INC.
                                  EXHIBIT INDEX



EXHIBIT NO.                                                PAGE

         (27)     Financial Data Schedule..................(electronic only)