Form 10-Q
period 1999-03-31
BISYS GROUP INC
filed 1999-05-14
CIK 883587

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)


   [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1999

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

Yes   X    No
     ---      ---

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE:

           Class                            Shares Outstanding at April 26, 1999
--------------------------------------      ------------------------------------
Common Stock, par value $.02 per share                      26,962,831
                                            ------------------------------------

                      This document contains   14   pages.
                                            --------


================================================================================

                             THE BISYS GROUP, INC.

                               INDEX TO FORM 10-Q


PART I.  FINANCIAL INFORMATION                                                                            PAGE

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheet as of March 31, 1999
                     and June 30, 1998                                                                      3

                  Condensed Consolidated Statement of Operations for the three and nine months
                     ended March 31, 1999 and 1998                                                          4

                  Condensed Consolidated Statement of Cash Flows for the nine months
                     ended March 31, 1999 and 1998                                                          5

                  Notes to Condensed Consolidated Financial Statements                                      6


         Item 2. Management's Discussion and Analysis of Results of Operations
                 and Financial Condition                                                                    8


PART II.  OTHER INFORMATION

         Item 6. Exhibits and Reports on Form 8-K                                                          12


SIGNATURES                                                                                                 13


EXHIBIT INDEX                                                                                              14

                                     PART I

                          ITEM 1. FINANCIAL STATEMENTS

                     THE BISYS GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                March 31,            June 30,
                                                                                   1999                1998
                                                                                ---------           ---------
ASSETS
Current assets:
  Cash and cash equivalents                                                     $  38,778           $  93,403
  Accounts receivable, net                                                         94,205              73,693
  Deferred tax asset                                                                3,926               4,660
  Other current assets                                                             15,206               8,484
                                                                                ---------           ---------
     Total current assets                                                         152,115             180,240
Property and equipment, net                                                        51,018              37,478
Intangible assets, net                                                            140,544             102,663
Other assets                                                                       26,159              13,720
                                                                                ---------           ---------
     Total assets                                                               $ 369,836           $ 334,101
                                                                                =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Current maturities of long-term debt                                          $    --             $     124
  Accounts payable                                                                 18,110              11,626
  Short-term borrowings                                                             5,000                --
  Other current liabilities                                                        71,625              70,668
                                                                                ---------           ---------
     Total current liabilities                                                     94,735              82,418
Long-term debt                                                                       --                 1,578
Deferred tax liability                                                             11,949              10,451
Other liabilities                                                                   5,574               1,364
                                                                                ---------           ---------
     Total liabilities                                                            112,258              95,811
                                                                                ---------           ---------

Stockholders' equity:
  Common stock, $.02 par value, 80,000,000 shares authorized,
  26,952,988 and 26,670,388 shares issued, respectively                               539                 533
  Additional paid-in capital                                                      190,141             173,683
  Retained earnings                                                                76,370              66,229
  Less treasury stock at cost, 167,117 and 57,895 shares, respectively             (9,472)             (2,155)
                                                                                ---------           ---------
     Total stockholders' equity                                                   257,578             238,290
                                                                                ---------           ---------
     Total liabilities and stockholders' equity                                 $ 369,836           $ 334,101
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

                     THE BISYS GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                            Three Months Ended                   Nine Months Ended
                                                                 March 31,                            March 31,
                                                        --------------------------          --------------------------
                                                          1999              1998              1999              1998
                                                          ----              ----              ----              ----
Revenues                                                $121,302          $ 98,951          $335,184          $281,844
                                                        --------          --------          --------          --------
Operating costs and expenses:
  Service and operating                                   67,170            56,251           190,937           164,140
  General and administrative                              17,105            13,873            50,479            43,451
  Selling and conversion                                   5,562             4,195            16,680            12,729
  Research and development                                 2,516             2,875             8,632             8,600
  Amortization of intangible assets                        1,935               965             5,395             2,744
  Merger expenses and other charges                         --                --                 400            11,998
  Acquired in-process research and development              --                --              19,000              --
                                                        --------          --------          --------          --------
Operating earnings                                        27,014            20,792            43,661            38,182
Interest income, net                                         317             1,428             1,357             3,478
                                                        --------          --------          --------          --------
Income before income taxes                                27,331            22,220            45,018            41,660
Income taxes                                              10,931             8,888            25,608            16,691
                                                        --------          --------          --------          --------
Net income                                              $ 16,400          $ 13,332          $ 19,410          $ 24,969
                                                        ========          ========          ========          ========

Basic earnings per share                                $   0.61          $   0.51          $   0.73          $   0.95
                                                        ========          ========          ========          ========

Diluted earnings per share                              $   0.58          $   0.49          $   0.70          $   0.92
                                                        ========          ========          ========          ========


   The accompanying notes are an integral part of the condensed consolidated financial statements.

                     THE BISYS GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                               Nine Months Ended
                                                                                                   March 31,
                                                                                        ------------------------------
                                                                                           1999                1998
                                                                                           ----                ----
Cash flows from operating activities:
Net income                                                                              $  19,410           $  24,969
Adjustments to reconcile net income to net cash provided
  by operating activities:
  Depreciation and amortization                                                            16,585              10,795
  Write-off of acquired in-process research and development                                19,000                --
  Deferred income tax provision                                                             3,945               2,314
  Change in operating assets and liabilities, net of effects from acquisitions            (32,466)             12,387
                                                                                        ---------           ---------
Net cash provided by operating activities                                                  26,474              50,465
                                                                                        ---------           ---------

Cash flows from investing activities:
  Acquisition of businesses                                                               (20,340)               --
  Net cash acquired in acquisitions                                                         4,554               1,490
  Capital expenditures, net                                                               (21,775)            (13,149)
  Proceeds from sales of investments                                                         --                 1,203
  Purchase of investments                                                                  (2,952)             (6,515)
  Purchase of intangible assets                                                              (290)             (1,564)
  Other                                                                                       232                 583
                                                                                        ---------           ---------
Net cash used in investing activities                                                     (40,571)            (17,952)
                                                                                        ---------           ---------

Cash flows from financing activities:
  Proceeds from short-term borrowings                                                      20,000                --
  Repayment of short-term borrowings                                                      (15,000)               --
  Repayment of debt                                                                        (1,051)             (2,115)
  Issuance of common stock                                                                  1,691               1,369
  Proceeds from exercise of stock options                                                  10,040               4,450
  Repurchases of common stock                                                             (56,208)               --
                                                                                        ---------           ---------
Net cash provided by (used in) financing activities                                       (40,528)              3,704
                                                                                        ---------           ---------

Net increase (decrease) in cash and cash equivalents                                      (54,625)             36,217

Cash and cash equivalents at beginning of period                                           93,403              79,951
                                                                                        ---------           ---------

Cash and cash equivalents at end of period                                              $  38,778           $ 116,168
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

3.       EARNINGS PER SHARE

         Basic and diluted EPS computations for the three and nine months ended March 31, 1999 and 1998 are as follows (in thousands, except per share amounts):

                                                                   Three Months Ended                    Nine Months Ended
                                                                        March 31,                            March 31,
                                                             ----------------------------          ---------------------------
                                                               1999                1998               1999              1998
                                                               ----                ----               ----              ----
         Basic EPS
         ---------
         Net income                                          $  16,400          $  13,332          $  19,410          $ 24,969
                                                             =========          =========          =========          ========

         Weighted average common shares outstanding             26,841             26,374             26,610            26,227
                                                             =========          =========          =========          ========

         Basic earnings per share                            $    0.61          $    0.51          $    0.73          $   0.95
                                                             =========          =========          =========          ========

                                                                   Three Months Ended                    Nine Months Ended
                                                                        March 31,                            March 31,
                                                             ----------------------------          ---------------------------
                                                               1999                1998               1999              1998
                                                               ----                ----               ----              ----
         Diluted EPS
         -----------
         Net income                                          $  16,400          $  13,332          $  19,410          $ 24,969
                                                             =========          =========          =========          ========

         Weighted average common shares outstanding             26,841             26,374             26,610            26,227

         Assumed conversion of common shares issuable
         under stock option plans                                1,406                994              1,172             1,021
                                                             ---------          ---------          ---------          --------

         Weighted average common and common equivalent
         shares outstanding                                     28,247             27,368             27,782            27,248
                                                             =========          =========          =========          ========

         Diluted earnings per share                          $    0.58          $    0.49          $    0.70          $   0.92
                                                             =========          =========          =========          ========

         Certain stock options were not included in the computation of diluted EPS because the option's exercise price was greater than the average market price of common shares during the period, as follows (in thousands, except per share amounts):

                                                                   Three Months Ended                    Nine Months Ended
                                                                        March 31,                            March 31,
                                                             ----------------------------          ---------------------------
                                                               1999                1998               1999              1998
                                                               ----                ----               ----              ----
         Number of options excluded                              0                 985                 81               985

         Option price per share                                 NA           $36.50 to $39.00        $48.00       $36.50 to $39.00


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

5.       SUBSEQUENT EVENTS

         In April 1999, the Company completed its acquisition of EXAMCO, Inc. (EXAMCO) and Poage Insurance Services (Poage). EXAMCO, based in New Orleans, Louisiana, is a leading provider of Internet-based professional certification training and continuing education for the financial services industry. Poage, headquartered in Sacramento, California, is a leading independent life insurance distributor serving the western United States.

         Both transactions have been accounted for by the purchase method of accounting and involved total consideration of approximately $23.1 million, including issuance of 155,378 shares of BISYS common stock held in treasury valued at $8.8 million.

6. ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The Company provides outsourcing solutions to and through financial organizations which is reported as a single segment. The following table presents the percentage of revenues represented by each item in the Company's condensed consolidated statement of operations for the periods indicated:

                                                             Three Months Ended             Nine Months Ended
                                                                 March 31,                      March 31,
                                                          ----------------------          ---------------------
                                                           1999            1998            1999            1998
                                                          -----           -----           -----           -----
Revenues                                                  100.0%          100.0%          100.0%          100.0%
                                                          -----           -----           -----           -----

Operating costs and expenses:
  Service and operating                                    55.4            56.9            57.0            58.2
  General and administrative                               14.1            14.0            15.1            15.4
  Selling and conversion                                    4.6             4.2             5.0             4.5
  Research and development                                  2.1             2.9             2.6             3.0
  Amortization of intangible assets                         1.6             1.0             1.6             1.0
  Merger expenses and other charges                        --              --               0.1             4.3
  Acquired in-process research and development             --              --               5.6            --
                                                          -----           -----           -----           -----

Operating earnings                                         22.2            21.0            13.0            13.6
Interest income                                             0.3             1.4             0.4             1.2
                                                          -----           -----           -----           -----

Income before income taxes                                 22.5            22.4            13.4            14.8
Income taxes                                                9.0             9.0             7.6             5.9
                                                          -----           -----           -----           -----
Net income                                                 13.5%           13.4%            5.8%            8.9%
                                                          =====           =====           =====           =====

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1999 WITH THE THREE MONTHS ENDED MARCH 31, 1998.

         Revenues increased 22.6% from $99.0 million for the three months ended March 31, 1998 to $121.3 million for the three months ended March 31, 1999. This growth was derived from sales to new clients, existing client growth, cross sales to existing clients and revenues from acquired businesses, partially offset by lost business.

         Service and operating expenses increased 19.4% from $56.3 million during the three months ended March 31, 1998 to $67.2 million for the three months ended March 31, 1999, and decreased as a percentage of revenues from 56.9% to 55.4%. The dollar increase resulted from additional costs associated with greater revenues.

         General and administrative expenses increased 23.3% from $13.9 million during the three months ended March 31, 1998, to $17.1 million for the three months ended March 31, 1999, and increased as a percentage of revenues from 14.0% to 14.1%. The increases primarily resulted from additional costs associated with recent acquisitions.

         Interest income was $1.1 million less for the three months ended March 31, 1999 compared to the same period last year due to the lower levels of invested cash and cash equivalents and higher interest expense associated with short-term borrowings.

         The income tax provision of $10.9 million for the three months ended March 31, 1999 increased from $8.9 million for the three months ended March 31, 1998 due to higher taxable income. The provision represents an effective tax rate of 40% for both periods.

COMPARISON OF THE NINE MONTHS ENDED MARCH 31, 1999 WITH THE NINE MONTHS ENDED MARCH 31, 1998.

         Revenues increased 18.9% from $281.8 million for the nine months ended March 31, 1998 to $335.2 million for the nine months ended March 31, 1999. This growth was derived from sales to new clients, existing client growth, cross sales to existing clients and revenues from acquired businesses, partially offset by lost business.

         Service and operating expenses increased 16.3% from $164.1 million during the nine months ended March 31, 1998 to $190.9 million for the nine months ended March 31, 1999, and decreased as a percentage of revenues from 58.2% to 57.0%. The dollar increase resulted from additional costs associated with greater revenues.

         General and administrative expenses increased 16.2% from $43.5 million during the nine months ended March 31, 1998, to $50.5 million for the nine months ended March 31, 1999, and decreased as a percentage of revenues from 15.4% to 15.1%. The dollar increase primarily resulted from additional costs associated with recent acquisitions. The decrease as a percentage of revenues resulted from further utilization of existing general and administrative support resources.

         Amortization expense increased 96.7% from $2.7 million during the nine months ended March 31, 1998, to $5.4 million for the nine months ended March 31, 1999. This increase primarily reflects the amortization related to intangibles resulting from recent acquisitions.

         Interest income during the nine months ended March 31, 1999, was $1.4 million compared to $3.5 million for the same period last year. This was a result of higher levels of borrowings and liquidation of cash equivalents related to funding of acquisitions.

         During the nine months ended March 31, 1999, the Company wrote off $19.0 million of acquired in-process research and development associated with the acquisition of Greenway and incurred $0.4 million of merger-related expenses.

         The income tax provision of $25.6 million for the nine months ended March 31, 1999 increased from $16.7 million for the nine months ended March 31, 1998 primarily due to higher taxable income. The provision represents an effective tax rate of 40% for both periods, excluding the nonrecurring nondeductible charge of $19.0 million related to acquired in-process research and development incurred during the nine months ended March 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 1999, the Company had cash and cash equivalents of $38.8 million and working capital of approximately $57.4 million. At March 31, 1999, the Company had outstanding borrowings of $5.0 million against its revolving credit facility to support working capital requirements. The credit facility bears interest at LIBOR plus a margin of .625%, or 5.625% at March 31, 1999. At March 31, 1999, the Company had $0.6 million outstanding in the form of letters of credit.

         Other current assets included in the accompanying balance sheet consist primarily of prepaid expenses, inventory, and customer funds required to be segregated that are held by the Company's Brokerage Services division that was acquired in July 1998. Customer funds required to be segregated may vary significantly from period to period and approximated $5.9 million at March 31, 1999 and $0 at June 30, 1998.

         For the nine months ended March 31, 1999, operating activities provided cash of $26.5 million. Changes in operating assets and liabilities, net of effects from acquisitions, utilized cash of $32.5 million as a result of increases in accounts receivable due to revenue growth and reduction in accrued liabilities due largely to payments associated with client marketing programs that are administered by the Company's Fund Services division. Investing activities used cash of $40.6 million primarily for the acquisition of businesses of $20.3 million and capital expenditures of $21.8 million offset by cash acquired in acquisitions of $4.6 million. Financing activities used cash of $40.5 million primarily for the repurchase of common stock of $56.2 million offset by net borrowings of $5.0 million and approximately $10.0 million of proceeds from the exercise of stock options.

         In January 1999, the Company's Board of Directors authorized a new stock buy-back program of up to $100 million of its outstanding common stock. Purchases will occur from time-to-time in the open market to offset the possible dilutive effect of shares to be issued under employee benefit plans, for possible use in future acquisitions and for general and other corporate purposes. This new program supersedes and replaces the share repurchase program previously authorized by the Board of Directors.

         Under the Company's stock buy-back programs, the Company has purchased approximately 1.4 million shares of its common stock during fiscal year 1999 for approximately $60.4 million in order to effect the acquisitions of Greenway and EXAMCO and for issuance of stock in connection with the exercise of stock options. Since January 1999, the Company has purchased 166,500 shares of its common stock under the new stock buy-back program for approximately $9.4 million.

ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT

         In September 1998, the Company acquired Greenway Corporation (Greenway) through the issuance of common stock valued at approximately $43.8 million. Of the total purchase price, $19.0 million was allocated to acquired in-process research and development, which was charged to operations at the time of acquisition.

         The amount allocated to acquired in-process research and development was based on an independent appraisal, employing a discounted cash flow approach, and relates to the development of enhanced products for the Company's check imaging software. At the acquisition date, the products were estimated to be between 50% and 75% complete.

         Significant assumptions used in the valuation of the acquired in-process research and development were as follows:

                 Estimated costs to complete           $2.1 million
                 Anticipated completion date           January 2000
                 Projected annual revenues             $30 million
                 Discount rate                             20%
                 Discount period                         9 years

         Currently, the development efforts are proceeding ahead of schedule. Technological feasibility was attained in the fiscal third quarter, and it is anticipated that development efforts will be completed by the end of the fiscal year.

         Research and development expenditures related to this product development effort, prior to attaining technological feasibility, approximated $500,000 for the nine months ended March 31, 1999, and are included in the consolidated statement of operations.

YEAR 2000

         The Company is addressing the Year 2000 issues associated with its existing computer systems and software applications utilizing both internal and external resources to identify and remediate these matters throughout the organization. The Company has completed its risk assessment and testing plans for internal mission critical information systems and continues to remediate other systems that are not currently Year 2000 ready. The Company anticipates that all of its internal mission critical information systems will be tested and Year 2000 ready prior to June 30, 1999. In the event such systems are not Year 2000 ready by December 31, 1999, it could have a material adverse impact on the Company's business and results of operations.

         The Company uses third party provided software and systems in certain of its businesses for such tasks as account and information statement processing, fund accounting, and 401(k) plan record keeping. If third parties upon which the Company depends, including telecommunications and electrical power providers, are unable to address their Year 2000 issues in a timely manner, it could result in a material adverse financial risk to the Company. In order to minimize this risk, the Company is devoting resources necessary to develop appropriate business continuity plans. These contingency plans will include alternative systems and vendors, disaster recovery hot sites, alternative power sources, and manual processes. These contingency plans are expected to be substantially completed by June 30, 1999.

         The Company's Year 2000 progress, the testing of remediated software, and contingency plans have been and will continue to be the subject of independent verification and validation by the Company's Internal Audit function. Internal Audit reports on Year 2000 are reviewed by senior management and the Company's Board of Directors.

         The Company believes it has developed an effective plan to address the Year 2000 issues and that, based on available information, its Year 2000 transition will not have a material effect on its business, operations, or financial results. The Company anticipates expenditures for Year 2000 testing and remediation in the range of $2.0 to $3.0 million in fiscal 1999 and less than $1.5 million in the first half of fiscal 2000. During the nine months ended March 31, 1999, the Company incurred Year 2000 expenditures of approximately $1.8 million.

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

                  None.

         (b)      REPORTS ON FORM 8-K

                  None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            THE BISYS GROUP, INC.



Date:     May 14, 1999      By:   /s/ Dennis R. Sheehan
     ---------------------     -------------------------------------------------
                            Dennis R. Sheehan
                            Executive Vice President and Chief Financial Officer
                            (Duly Authorized Officer)

                              THE BISYS GROUP, INC.
                                  EXHIBIT INDEX


       EXHIBIT NO.                                                                             PAGE
         (27)     Financial Data Schedule...............................................(electronic only)