Form 10-K
period 1999-06-30
BISYS GROUP INC
filed 1999-09-28
CIK 883587

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE FISCAL YEAR ENDED JUNE 30, 1999

                                         OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM             TO             .

                           COMMISSION FILE NUMBER: 0-19922

                                THE BISYS GROUP, INC.
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      13-3532663
       (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)
                150 CLOVE ROAD                                     07424
           LITTLE FALLS, NEW JERSEY                              (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [ ]

     State the aggregate market value of voting stock held by nonaffiliates of the Registrant as of September 17, 1999: $1,206,368,891.

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of September 17, 1999: 27,238,659 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE: List the following documents if incorporated by reference and the part of the Form 10-K into which the document is incorporated: (1) Any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933.

Fiscal 1999 Annual Report to Shareholders -- Part II and IV; Proxy Statement for November 12, 1999 Annual Meeting -- Part III
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             THE BISYS GROUP, INC.

                                   FORM 10-K
                                 JUNE 30, 1999

                                                                            PAGE
                                                                            ----
PART I
  Item 1.     Business....................................................    2
  Item 2.     Properties..................................................   14
  Item 3.     Legal Proceedings...........................................   14
  Item 4.     Submission of Matters to a Vote of Security Holders.........   14
PART II
  Item 5.     Market for the Registrant's Common Equity and Related
              Stockholder Matters.........................................   14
  Item 6.     Selected Financial Data.....................................   15
  Item 7.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations...................................   15
  Item 7A.    Quantitative and Qualitative Disclosures About Market
              Risk........................................................   15
  Item 8.     Financial Statements and Supplementary Data.................   15
  Item 9.     Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure....................................   16
PART III
  Item 10.    Directors and Executive Officers of the Registrant..........   16
  Item 11.    Executive Compensation......................................   16
  Item 12.    Security Ownership of Certain Beneficial Owners and
              Management..................................................   16
  Item 13.    Certain Relationships and Related Transactions..............   16
PART IV
  Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form
              8-K.........................................................   16

                                     PART I

ITEM I.  BUSINESS.

     The BISYS(R) Group, Inc. and its wholly-owned subsidiaries ("BISYS" or the "Company") supports more than 9,000 financial institutions and corporate clients through its integrated business units. BISYS provides technology outsourcing, check imaging applications and brokerage services to more than 1,000 financial institutions nationwide; distributes and administers over 60 families of mutual funds consisting of more than 500 portfolios; provides retirement plan record keeping services to over 7,000 companies in partnership with many of the nation's leading bank and investment management companies; and provides insurance distribution solutions, professional certification training and continuing professional education, enterprise-wide networking services, and loan/deposit product pricing research.

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

     Since its founding in 1989, BISYS has completed a number of acquisitions as part of its strategic growth plan. Over the past five fiscal years, BISYS acquired the following businesses:

          March 1995 -- Concord Holding Corporation, now part of BISYS Fund Services, creates, markets and administers proprietary mutual funds, primarily for banks;

          May 1995 -- Document Solutions, Inc., now known as BISYS Document Solutions, offers check and document imaging solutions to banks;

          April 1996 -- Strategic Solutions Group, Inc., subsequently renamed BISYS Creative Solutions, Inc., a provider of automated telephone and Internet based marketing services. In June 1999, BISYS sold the outstanding capital stock of BISYS Creative Solutions, Inc. to an unaffiliated third party;

          June 1996 -- T.U.G., Inc., now known as BISYS Insurance Services, provides insurance distribution services to the financial services industry;

          August 1997 -- Charter Systems, Inc., subsequently renamed BISYS Networking Services, Inc., an enterprise-wide network services company which provides network planning, design, implementation and 24-hour monitoring and performance analysis for multi-vendor local and wide area network environments;

          August 1997 -- Dascit/White & Winston, Inc. and affiliated companies, now part of BISYS Insurance Services, an outsourcer of group health care and life insurance services;

          September 1997 -- Benefit Services, Inc., now part of BISYS Insurance Services, an outsourcer of long-term health care insurance services;

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

          September 1998 -- Greenway Corporation, a check imaging software provider, now part of BISYS Document Solutions;

          April 1999 -- EXAMCO, Inc. ("EXAMCO"), now part of BISYS Education Services, a provider of internet-based professional certification training and continuing education for the financial services industry;

          April 1999 -- Poage Insurance Services, Inc. and an affiliated entity, now part of BISYS Insurance Services, an independent life insurance distributor serving the western United States;

          April 1999 -- Mutual fund administration business of Bachmann Asset Management Limited, a provider of mutual fund administration services in Guernsey, Channel Islands;

          May 1999 -- HML, Inc. ("HML"), the parent company of Dover International, and affiliated entities, now part of BISYS Education Services, a provider of professional certification training, continuing education and other support services for the financial services industry; and

          June 1999 -- The Retained Asset Account division of State Street Bank & Trust Company, now part of BISYS Information Solutions, a provider of retained asset services to life and property and casualty insurance companies.

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

     BISYS objectives are to increase its client base and to expand the services it offers to them. BISYS seeks to be the premier, full-service outsourcing business partner focused on enhancing its clients' growth, profits and performance, and building shareholder value by consistently increasing both revenues and earnings per share, through a combination of internal growth, new sales and strategic acquisitions. Five key principles have guided BISYS since its formation and continue to shape its business growth plan:

          FOCUS ON SERVING CLIENTS. BISYS seeks to strengthen its long-term business partnerships by offering new products and services that enable its clients to grow. BISYS's technologically enhanced solutions are designed to improve its clients' performance and their competitive position in response to changing market demands.

          GROW INTERNALLY AND SELL AGGRESSIVELY. BISYS seeks to grow internally by aggressively selling services to new clients and cross-selling additional services to existing clients through focused sales in growth markets. BISYS also seeks to develop and sell new services and products to clients that help them retain existing customers, and attract additional customers from new markets. BISYS seeks to grow with and profit from its clients as a growth-focused business partner.

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

     BISYS provides its products and services principally through three major business groups: BISYS Information Services, BISYS Investment Services and BISYS Insurance & Education Services.

BISYS INFORMATION SERVICES

     BISYS provides outsourcing solutions for information processing to banking institutions through an integrated family of services and products offered under the registered service mark TOTALPLUS. Although the TOTALPLUS family of services and products are adaptable to most financial institutions, BISYS believes that its primary market consists of banks with $250 million to $10 billion in assets.

     Using integrated central and client site solutions, the TOTALPLUS product line supports most aspects of a banking institution's automation requirements. The TOTALPLUS Solution is a comprehensive system, providing bank-wide automation which enables community banks more effectively to compete with super regionals, banks serving a national marketplace, and non-bank competitors. The TOTALPLUS family of products and services provides bank-wide automation, integrating mainframe-based, central site and PC-based, client site applications. During fiscal year 1998, BISYS launched the banking industry's first true client/server outsourcing alternative based on an open computing environment. BISYS also introduced full-service Internet banking, utilizing network computing technologies. The TOTALPLUS solution provides diverse financial organizations with the ability to customize each application to meet specialized processing requirements and priorities.

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

     With the acquisition of the Retained Asset Account business of State Street Bank & Trust in June 1999, BISYS has expanded its data processing services to include servicing the retained asset programs of insurance companies. This data processing will be performed on the TOTALPLUS host computer system.

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

     BISYS gathers information on deposit, consumer and mortgage loan products, and indirect lending rates offered by more than 5,000 banks, thrifts, credit unions and captive finance companies on a daily, weekly, or monthly basis. BISYS markets and transmits this information in various formats and frequencies to over 1,500 client institutions, including 23 of the nation's top 25 commercial banks (based on total assets). This data is used by both money center and community banks to support their daily pricing decisions.

BISYS INVESTMENT SERVICES

     BISYS Investment Services provides distribution, administration, fund accounting and transfer agency services to over 60 mutual fund complexes encompassing more than 500 individual portfolios with a market value exceeding $250 billion in assets. In addition, BISYS provides administration, distribution and marketing of investment products for financial institutions. BISYS also provides 401(k) plan marketing support, administration and recordkeeping services to many of the nation's leading bank and investment management companies.

     BISYS distributes and administers proprietary open-end "mutual funds" registered under the Investment Company Act (the "Investment Company Act"). BISYS provides distribution services, including the development of joint and external sales and marketing programs and administrative services, including responsibility for administration, transfer agency, shareholder services, compliance and fund accounting. BISYS also provides distribution services through its various wholly-owned broker/dealer subsidiaries. In order to assist its clients' mutual fund sales efforts, BISYS maintains a distribution sales force to raise additional assets for its clients' funds.

     BISYS integrates its banking and mutual fund expertise to provide a wide array of specialized services, including sweep and wrap account processing. More than a traditional administrator and distributor, BISYS takes a consultative approach to its client relationships, offering innovative, fee-generating and cost-effective solutions to expand and manage the banking institution's mutual fund business. BISYS offers its clients a complete turnkey outsourcing solution for mutual fund operations which includes comprehensive marketing, institutional sales, retail sales, telemarketing, development of new products and markets and institutional and retail shareholder servicing centers. BISYS designs, plans and implements strategies to help mutual funds attain critical mass, reach new prospects and markets and add value in an increasingly competitive market. In addition to its domestic business, BISYS provides distribution and administrative services to offshore fund complexes through its Dublin, Ireland, London, England and Guernsey, Channel Islands operations.

     BISYS provides 401(k) plan services for small- and medium-sized companies, providing outsourcing solutions to financial organizations and corporate clients for marketing and sales support and administration and participant recordkeeping services for corporate sponsored 401(k) plans. BISYS maintains partnerships with financial organizations including banks and investment and insurance companies and provides marketing and proposal support for their sale of their 401(k) plan investment products. BISYS markets to and builds systems linkage with these investment manager partners and enables them to concentrate on selling 401(k) plans while BISYS provides the administrative and recordkeeping functions for the fund sponsor. On an ongoing basis, BISYS performs 401(k) participant recordkeeping and other services including daily valuation of participant balances, administering 401(k) loans, discrimination testing, participant statements and participant communications. Targeted at companies with fewer than 500 employees -- one of the fastest growing segments of the retirement plan market -- BISYS services more than 7,000 corporate-sponsored retirement plans covering more than 750,000 employee participants.

     BISYS acts as a comprehensive administrator, distributor and marketer of a variety of investment products and services. This division supports the investment programs of more than 120 financial organizations and clears transactions for more than 1,500 mutual funds, provides support for multi-fund wrap accounts and provides third party marketing of brokerage and specialized insurance products to financial institutions.

BISYS INSURANCE AND EDUCATION SERVICES

     BISYS provides outsourcing services for the distribution of life insurance, annuities, group health and long-term care products. BISYS is a full-service distributor and administrator of insurance services and employs strategic alliances with major insurance companies and national producer groups to provide a full range of outsourcing services for insurance product distribution. BISYS services a network of, and markets products and services through, more than 75,000 insurance agents and brokers nationwide. BISYS offers a full-service, single source solution to support banks' and other financial institutions' initiatives to offer insurance services to their customer bases. BISYS allows clients to use their various distribution channels to offer insurance products and services, ranging from annuities and commodity term products to estate planning products. In addition to product solutions, BISYS provides clients with the systems and services expertise necessary to support their sale of insurance products, including licensing management, marketing and proposal support, application processing and advanced underwriting and commission accounting and processing.

     BISYS provides comprehensive training and education programs to more than 3,500 corporate clients to enable securities brokers, insurance agents and securities traders to obtain initial licensure, advanced designations (including, among others, Chartered Life Underwriter, Chartered Financial Consultant, Certified Financial Planner and Chartered Financial Analyst) and continuing education programs.

CONTRACTS

     Services are provided to BISYS clients, for the most part, on the basis of contracts which renew for successive terms, unless terminated by either party. Contracts for distribution services to mutual funds, as required by the Investment Company Act, provide that such contracts may continue for a period longer than two years only if such continuance is specifically approved at least annually by both a majority of the disinterested directors and either the other members of the board of directors or the holders of a majority of the outstanding shares of the fund.

     BISYS fee structure for data processing clients is based primarily on number of accounts, loans, participants and/or transactions handled for each service, in some cases, subject to minimum charges, plus additional charges for special options, services and features. BISYS fee structure for mutual fund services clients is based primarily on the average daily net asset value of the fund, in some cases, subject to minimum charges. BISYS 401(k) fee structure is based upon the number of eligible participants in a plan subject to certain minimums. BISYS check imaging software is licensed subject to a one-time fee with recurring maintenance fees. BISYS fee structure for networking services is based on an annual fee for remote monitoring and a one-time fee for project services. Contracts with insurance carriers providing products for BISYS customers provide for compensation based on a percentage of premiums paid and transaction charges and are generally cancellable on less than 90 days notice at the discretion of the parties. BISYS education services are provided to customers on an "as-needed" basis pursuant to long-term programs which are, in some cases, recommended by BISYS to its customers.

     Although contract terminations and non-renewals have an adverse affect on recurring revenues, BISYS believes that the contractual nature of its businesses, combined with its historical renewal experience, provides a high level of recurring revenues.

CLIENT BASE

     BISYS clients are located in all 50 states and several international locations, principally the United Kingdom. BISYS provides outsourcing solutions to commercial banks, mutual savings institutions, thrift organizations, mutual funds, insurance companies, insurance producer groups, corporate clients and other financial organizations including investment counselors and brokerage firms. Total revenue from clients located outside the United States for fiscal 1997, 1998 and 1999, was approximately $1.5 million, $2.0 million and $10.8 million, respectively.

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

YEAR 2000

     The Company is addressing the Year 2000 issues associated with its existing computer systems, software applications, communications systems and other technology equipment utilizing both internal and external resources to identify and remediate these matters throughout the organization. The Company has completed its risk assessment and testing plans for internal mission critical information systems and continues to remediate other systems that are not currently Year 2000 ready. The Company has tested substantially all of its internal mission critical information systems and believes such systems are Year 2000 ready (i.e. that such systems will perform essential functions before and after December 31, 1999).

     The Company uses third party provided software and systems in certain of its businesses for such tasks as account and information statement processing, fund accounting and 401(k) plan record keeping. If third parties upon which the Company depends, including telecommunications and electrical power providers, are unable to address their Year 2000 issues in a timely manner, it could result in a material adverse financial risk to the Company. The Company has received assurances from its suppliers of mission critical systems, software and services that such systems, software and services are Year 2000 ready.

     The Company has projected what it believes to be the most reasonably likely worst case scenarios related to potential Year 2000 failures and disruptions. These scenarios include internal computer system failures, failures of third party provided software and systems. In order to mitigate this risk, the Company has devoted resources necessary to develop appropriate business continuity plans. These contingency plans include alternative systems and vendors, disaster recovery hot sites, alternative power sources and manual processes. Such contingency plans have been substantially completed. While the Company's contingency plans are designed to mitigate the effect of Year 2000 failures, any Year 2000 failure could result in significant business interruption despite the implementation of contingency plans.

     The Company's Year 2000 progress, the testing of remediated software and contingency plans have been and will continue to be the subject of verification and validation by the Company's Internal Audit function. Internal Audit reports on Year 2000 are reviewed by senior management and the Company's Board of Directors.

     The Company believes it has developed an effective plan to address the Year 2000 issues and that, based on information presently available to the Company, its Year 2000 transition will not have a material effect on its business, operations or financial results. However, due to the general uncertainty inherent in the Year 2000 issue, including the readiness of third parties, the Company is unable to provide assurances whether, or to what extent, failures associated with the Year 2000 could occur. Any such failures could have a material adverse impact on the Company's operations, liquidity and financial condition. The Company has incurred expenditures for Year 2000 testing and remediation of approximately $3.0 million in fiscal 1999 and $3.0 million in fiscal 1998. The Company anticipates expenditures for Year 2000 of approximately $1.2 million in the first half of fiscal 2000. All Year 2000 expenditures have been expensed as incurred by the Company.

SALES, MARKETING AND CLIENT SUPPORT

     BISYS sells its services directly to potential clients and supports insurance agents and companies, brokerage firms and other entities in their endeavors to gain new clients. In addition to direct sales, BISYS utilizes reseller/distributors to sell its software. BISYS has a number of sales offices located throughout the United States.

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

     BISYS principal competitors are independent vendors of computer software and services, in-house departments, affiliates of financial institutions or large computer hardware manufacturers, processing centers owned and operated as user cooperatives, insurance companies, third party administration firms, mutual funds companies and brokerage firms. BISYS believes that no single competitor offers the full range of products and services that are offered by BISYS. Specific competitors include: Fiserv and M&I Data Services for the Information Services group; First Data, PNC Bank Corp., State Street Bank & Trust Company, Federated Investors and SEI Corporation for the Investment Services group; and Ascensus, Ash Brokerage, FiServ, Pictorial and Dearborn Financial Publishing for the Insurance & Education Services group.

RESEARCH AND DEVELOPMENT

     In order to meet the changing needs of the financial organizations that it serves, BISYS continually evaluates, develops, maintains and enhances various application software and other technology used in its business. During fiscal 1997, 1998 and 1999, BISYS spent approximately $10.4 million, $11.7 million and $11.5 million, respectively, on research and development, primarily focused on its proprietary systems. Most of BISYS central site application software used in its bank data processing business has been developed internally, and a majority of the client site application software is licensed from third parties and integrated with BISYS' existing systems.

PROPRIETARY RIGHTS

     BISYS regards certain of its software as proprietary and relies upon trade secret law, internal nondisclosure guidelines and contractual provisions for protection. Other than one patent relating to its check imaging system, BISYS does not hold any registered patents or registered copyrights on its software. BISYS believes that legal protection of its software is less significant than the knowledge and experience of BISYS management and personnel and their ability to develop, enhance and market new products and services. BISYS believes that it holds all proprietary rights necessary for the conduct of its business.

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

     In addition, BISYS broker/dealer subsidiaries are subject to SEC Rule 15c3-1 (commonly known as the "Net Capital Rule"). The Net Capital Rule, which specifies the minimum amount of net capital required to be maintained by broker/dealers, is designed to measure the general financial integrity and liquidity of broker/ dealers and requires that a certain part of broker/dealers' assets be kept in relatively liquid form. Failure to maintain the required minimum amount of net capital may subject a broker/dealer to suspension or revocation of licenses, registration or membership with the New York Stock Exchange, Inc., the SEC, the NASD, and various state securities law administrators and may ultimately require liquidation of the broker/dealer. Under certain circumstances, the Net Capital Rule also prohibits payment of cash dividends, redemption or repurchase of stock, distribution of capital and prepayment of subordinated indebtedness. Thus, compliance with the Net Capital Rule could restrict BISYS ability to withdraw capital from its broker/dealer subsidiaries. At June 30, 1999, each BISYS broker/dealer subsidiary met or exceeded the requisite net capital requirement. At June 30, 1999, the BISYS broker/dealer subsidiaries had aggregate net capital of approximately $9.5 million, which exceeded the requirements of the Net Capital Rule by approximately $7.0 million.

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

EMPLOYEES

     As of June 30, 1999, BISYS employed approximately 3,100 employees. None of its employees is represented by a union and there have been no work stoppages, strikes or organization attempts. BISYS believes that its relations with its employees are good.

     The service nature of BISYS makes its employees an important corporate asset. Most employees are not subject to employment agreements; however, a limited number of executives of BISYS operating subsidiaries have such agreements.

RISK FACTORS

     This Form 10-K contains forward-looking statements. These statements are identified by words like "expect", "should", "could" and "anticipate". Our actual results could differ materially from these statements due to risks and uncertainties, including the ones described below.

  Changes in the Glass-Steagall Act could adversely impact our business

     The Glass-Steagall Act prohibits banks from selling securities. However, banks are permitted to purchase and sell securities, as agents, upon the order and for the account of their customers. Banks are also allowed to provide a wide variety of services to mutual funds, including investment advisory and administrative services. If current restrictions under the Glass-Steagall Act were further relaxed and banks were authorized to organize, sponsor and distribute shares of mutual funds, our bank clients could decide to perform themselves some or all of the services we currently provide to them. If that were to happen, it could have a material adverse impact on our business and results of operations.

  Direct and indirect governmental regulation can significantly impact our business

     Our business is affected by federal and state regulations. Our noncompliance with these regulations could result in the suspension or revocation of our licenses or registrations, including broker/dealer licenses and registrations and insurance producer licenses and registrations. Regulatory authorities could also impose on us civil fines and criminal penalties for noncompliance.

     Some of our subsidiaries are registered with the SEC as broker-dealers. Much of the federal regulation of broker-dealers has been delegated to self-regulatory organizations, principally the National Association of Securities Dealers, Inc. and the national securities exchanges. Broker-dealers are subject to regulations which cover all aspects of their securities business, including, for example:

     - sales methods;

     - trading practices;

     - use and safekeeping of customers' funds and securities;

     - capital structure;

     - recordkeeping; and

     - the conduct of directors, officers and employees.

     The operations of our broker-dealers and their profitability could be affected by:

     - federal and state legislation;

     - changes in rules and regulations of the SEC, banking and other regulatory agencies, and self-regulatory agencies; and

     - changes in the interpretation or enforcement of existing laws, rules and regulations.

     Banks and other depository institutions with whom we do business are also subject to extensive regulation at the federal and state levels under laws and regulations applicable to regulated financial institutions. They are also subject to extensive examination and oversight by federal and state regulatory agencies. Changes in the laws, rules and regulations affecting our client banks and financial institutions and the examination of their activities by applicable regulatory agencies could adversely affect our results of operations.

     Some of our subsidiaries, and officers and employees of these subsidiaries, are required to be licensed as insurance producers in various jurisdictions in which we conduct our insurance services business. They are subject to regulation under the insurance laws and regulations of these jurisdictions. Changes in the laws, rules and regulations affecting licensed insurance producers could adversely affect our operations.

  Our revenues and earnings are subject to changes in the stock market

     A significant portion of our earnings are derived from fees based on the average daily market value of the assets we administer for our clients. A sharp rise in interest rates or a sudden decline in the stock market could influence an investor's decision whether to invest or maintain an investment in a mutual fund. As a result, fluctuations could occur in the amount of assets which we administer. If investors were to seek alternatives to mutual fund investments, it could have a negative impact on our revenues by reducing the amount of assets we administer. Also, from time to time, we and our bank clients waive, for competitive reasons, some fees normally charged to mutual funds.

  Consolidation in the banking and financial services industry could adversely impact our business

     There has been and continues to be merger, acquisition and consolidation activity in the banking and financial services industry. Mergers or consolidations of banks and financial institutions in the future could reduce the number of our clients or potential clients. A smaller market for our services could have a material adverse impact on our business and results of operations. Also, it is possible that the larger banks or financial institutions which result from mergers or consolidations could decide to perform themselves some or all of the services which we currently provide or could provide. If that were to occur, it could have a material adverse impact on our business and results of operations.

  Our acquisition strategy subjects us to risks

     In the past several years, we have acquired a number of other companies. We may make additional acquisitions. We cannot predict if or when any additional acquisitions will occur or whether they will be successful.

     Acquiring a business involves many risks, including:

     - incurrence of debt;

     - incurrence of unforeseen obligations or liabilities;

     - difficulty in integrating the acquired operations and personnel;

     - difficulty in maintaining uniform controls, procedures and policies;

     - possible impairment of relationships with employees and customers as a result of the integration of new personnel;

     - risk of entering markets in which we have minimal prior experience;

     - decrease in earnings as a result of non-cash charges; and

     - dilution to existing stockholders from the issuance of our common stock to make or finance acquisitions.

  We do not intend to pay dividends

     We have never paid cash dividends to stockholders and do not anticipate paying cash dividends in the foreseeable future.

  Our stock price is volatile

     The market price of our common stock has been volatile. From January 1, 1998 to June 30, 1999, the last sale price of our common stock ranged from a low of $32.50 per share to a high of $59.594 per share.

     The market price of our common stock is subject to many factors, including:

     - general stock market conditions;

     - general United States and worldwide economic conditions;

     - conditions in our industries such as competition, demand for services and technological advances;

     - changes in our revenues and earnings;

     - changes in analyst recommendations and projections, and

     - changes in our client base and our contracts with clients.

  We face significant competition from other companies

     We face significant competition from other companies. Many of our competitors are well-established companies, and some of them have greater financial, technical and operating resources than we do. Competition in our business is based primarily upon pricing, quality of products and services, breadth of products and services, new product development and the ability to provide technological solutions.

  We depend on key management personnel

     Our success depends upon the continued services of our key senior management personnel, some of whom do not have employment agreements with us. The loss or unavailability of these individuals could have a material adverse effect on our business prospects. Our success also depends on our ability to attract and retain highly skilled personnel in all areas of our business, including our information processing, fund management and insurance services businesses. We cannot assure that we will be able to attract and retain personnel on acceptable terms in the future.

  The Year 2000 issue could harm our operations

     We are conducting a review of our computer systems and software applications to identify any systems and applications that could be affected by the inability of any existing computer systems to process time sensitive data accurately beyond the year 1999 (referred to as the "Year 2000" issue). We intend to remediate all significant systems for compliance with the Year 2000 and are also reviewing the adequacy of the process and progress of third party vendors of systems that may be affected by the Year 2000 issue. We use third party provided software and computer systems for such tasks as account and information statement processing, fund accounting, and 401(k) plan record-keeping. Because of the complexity of the Year 2000 issue and the interdependence of organizations using various computer systems, we cannot predict whether our efforts, or those of clients, vendors or other third parties with whom interact, will be satisfactorily completed in a timely manner. Our failure to satisfactorily address the Year 2000 issue could have a material adverse effect on our prospects, business, financial condition and results of operations. The costs of our Year 2000 efforts are not expected to have a material adverse effect. However, we cannot assure that we will not experience costs overruns or delays in connection with our plan for replacing or modifying systems, which could have a material adverse effect on our prospects, business, financial condition and results of operations.

  Anti-takeover provisions could discourage, delay or prevent a change in control

     We have a shareholder rights plan. Each right entitles the holder of a share of our common stock to buy one share of our common stock at an exercise price of $175. If a person or group were to acquire, or to announce the intention to acquire, 15% or more of our outstanding stock, and in some cases 10%, each right would entitle the holder, other than the acquiring person or group, to purchase shares of our common stock at the exercise price of the right with a value of twice the exercise price. This plan could have the effect of discouraging, delaying or preventing persons from attempting to acquire us.

     In addition, the Delaware General Corporation Law, to which we are subject, prohibits, except under circumstances specified in the statute, a corporation from engaging in any mergers, significant sales of stock or assets or business combinations with any stockholder or group of stockholders who own at least 15% of our common stock.

ITEM 2.  PROPERTIES.

     Other than two office buildings acquired in recent acquisitions, all principal properties of the Company are leased. The following table provides certain summary information with respect to such principal properties as of June 30, 1999:

LOCATION                          FUNCTION                    SQ. FEET    EXPIRATION DATE
--------                          --------                    --------    ---------------
Little Falls,     Corporate headquarters                        8,459          2000
  NJ
Houston, TX       Information Services Service Center          58,568          2001
Cherry Hill,      Information Services Data processing         35,850          2000
  NJ                center
Lombard, IL       Information Services Data processing         25,240          2000
                    center
Columbus, OH      Investment Services Service Center          126,686          2005
Ambler, PA        Investment Services Service Center           69,399          2002
Birmingham, AL    Information Services Service Center          22,104          2000
Harrisburg, PA    Insurance & Education Services Service       33,982          2007
                    Center
New York, NY      Investment Services and Insurance &          35,897          2008
                    Education Services Service Center

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted to a vote of security holders of the Company during the fourth quarter of fiscal 1999.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Certain of the information required in Item 5 is incorporated herein by reference to page 36 of the Company's 1999 Annual Report to Shareholders (the "Annual Report") under the heading "Market Price Information" and Note 4 to the Company's consolidated financial statements included therein. The Company has not paid or declared any cash dividends during its most recent two fiscal years. Portions of the Annual Report incorporated by reference in this report are included in this report as Exhibit 13.

     During the fourth quarter of fiscal 1999, the Company issued shares of its common stock, $.02 par value ("Common Stock"), which were not registered under the Securities Act of 1933, as amended (the "Securities Act") in certain acquisition transactions, as follows:

          (i) On April 1, 1999, the Company issued an aggregate of 156,985 shares of Common Stock to the stockholders and holders of other equity interests of EXAMCO in connection with the acquisition of EXAMCO through the merger of a wholly-owned subsidiary of the Company with and into EXAMCO (the "EXAMCO Merger"). Of the eight stockholders and equity interest holders of EXAMCO, one was an accredited investor, three were trusts for the benefit of the immediate family of such stockholder and the other four were officers or employees of EXAMCO. There was no underwriter or placement agent.

          In connection with the issuance of shares of Common Stock to the stockholders and other holders of other equity interests in EXAMCO in the EXAMCO Merger, the Company relied on an exemption from registration under
     Section 4(2) of the Securities Act, based upon, among other things, certain representations and warranties of the investors, the small number of investors, the nature of the investors and certain information provided to the investors with respect to the Company and the EXAMCO Merger.

          (ii) On May 28, 1999, the Company issued an aggregate of 190,132 shares of Common Stock to the stockholders of HML, Inc. ("HML"), the parent company of the Dover entities, in connection with the acquisition of HML through the merger of a wholly-owned subsidiary of the Company with and into HML (the "HML Merger"). Of the six stockholders of HML, three were accredited investors and the other three were officers of subsidiaries of HML. There was no underwriter or placement agent.

          In connection with the issuance of shares of Common Stock to the stockholders of HML in the HML Merger, the Company relied on an exemption from registration under Section 4(2) of the Securities Act, based upon, among other things, certain representations and warranties of the investors, the small number of investors, the nature of the investors and certain information provided to the investors with respect to the Company and the HML Merger.

ITEM 6.  SELECTED FINANCIAL DATA.

     The information requested in Item 6 is incorporated herein by reference to page 18 of the Annual Report, included in this report as Exhibit 13.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The information required in Item 7 is incorporated herein by reference to pages 19 through 22 of the Annual Report, included in this report as Exhibit 13.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     BISYS does not have material exposure to market risk from derivative or non-derivative financial instruments. BISYS does not utilize such instruments to manage market risk exposures or for trading or speculative purposes. The Company does, however, invest available cash and cash equivalents in highly-liquid financial instruments with original maturities of three month or less. As of June 30, 1999, BISYS had approximately $49.6 million of cash and cash equivalents invested in highly-liquid debt instruments purchased with original maturities of three months or less, including $9.9 million of overnight repurchase agreements. BISYS believes that potential near-term losses in future earnings, fair values and cash flows from reasonably possible near-term changes in the market rates for such instruments are not material to BISYS.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The information required in Item 8 is incorporated herein by reference to pages 23 through 35 of the Annual Report, included in this report as Exhibit 13.

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)(1) Financial Statements

     The consolidated financial statements of the Company as of June 30, 1999 and 1998 and for each of the three fiscal years for the period ended June 30, 1999, together with the report of PricewaterhouseCoopers LLP dated August 6, 1999, are incorporated herein by reference to pages 23 through 35 of the Annual Report, included in this report as Exhibit 13.

     (a)(2) Financial Statement Schedules

     All financial statement schedules are omitted for the reason that they are either not applicable or not required or because the information required is contained in the consolidated financial statements or notes thereto.

     (a)(3) Reports on Form 8-K

     No reports on Form 8-K were filed with the SEC during the quarter ended June 30, 1999.

     (b) Exhibits:


 3.1     --  Amended and Restated Certificate of Incorporation of The
             BISYS Group, Inc. (Incorporated by reference to the Registrant's Registration Statement No. 333-02932.)
 3.2     --  Amended and Restated By-Laws of The BISYS Group, Inc.,
             (Incorporated by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the year ended
             June 30, 1997.)
 4.1     --  Rights Agreement, dated as of May 8, 1997, by and between
             The BISYS Group, Inc. and The Bank of New York, as Rights
             Agent (including the form of Rights Certificate as Exhibit
             A). (Incorporated by reference to Exhibit 2.1 of Form 8-A filed on May 8, 1997 with the SEC.)
10.1     --  Letter Agreement dated May 12, 1995 between the Registrant and Lynn J. Mangum. (Incorporated by reference to Exhibit
             10.18 to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1995, Commission File No.
             0-19922.)
10.2     --  Deferred Compensation Plan (Incorporated by reference to
             Exhibit 10.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1998, Commission File No.
             0-19922).
10.3     --  Executive Life Insurance Plan (Incorporated by reference to
             Exhibit 10.3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1998, Commission File No.
             0-19922).
10.4     --  The BISYS Group, Inc. Amended and Restated Stock Option and
             Restricted Stock Purchase Plan. (Incorporated by reference to Exhibit 10.23 to the Registrant's Annual Report on Form
             10-K for the fiscal year ended June 30, 1994, Commission
             File No. 0-19922.)


10.5     --  The BISYS Group, Inc. 1995 Stock Option Plan. (Incorporated
             by reference to Exhibit A to the Registrant's proxy
             statement for its 1995 annual meeting of stockholders, filed with the SEC, Commission File No. 0-19922.)
10.6     --  The BISYS Group, Inc. 1996 Stock Option Plan. (Incorporated
             by reference to Exhibit A to Registrant's proxy statement
             for its 1996 annual meeting of stockholders, Commission File
             No. 0-19922.)
10.7*    --  BISYS 401(k) Savings Plan.
10.8     --  The BISYS Group, Inc. Non-Employee Directors' Stock Option
             Plan, as amended (Incorporated by reference to Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for the
             fiscal year ended June 30, 1998, Commission File No.
             0-19922).
10.9     --  Lease of Little Falls, New Jersey facility dated January 9,
             1991. (Incorporated by reference to Exhibit 10.24 of the
             Registrant's Registration Statement No. 33-45417.)
10.10    --  Lease of Cherry Hill, New Jersey facility dated November 29,
             1990. (Incorporated by reference to Exhibit 10.25 of the
             Registrant's Registration Statement No. 33-45417.)
10.11    --  Lease of Lombard, Illinois facility dated May 29, 1990.
             (Incorporated by reference to Exhibit 10.27 of the
             Registrant's Registration Statement No. 33-45417.)
10.12    --  Lease of Houston, Texas facility dated June 30, 1986.
             (Incorporated by reference to Exhibit 10.28 of the
             Registrant's Registration Statement No. 33-45417.)
10.13    --  Lease of Ambler, Pennsylvania facility dated April 4, 1989.
             (Incorporated by reference to Exhibit 10.29 to the
             Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1993, Commission File No. 0-19922.)
10.14    --  Lease of Columbus, Ohio facility dated August 30, 1994 as amended by First Amendment dated April 14, 1995.
             (Incorporated by reference to Exhibit 10.36 to the
             Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1995, Commission File No. 0-19922.)
10.15    --  Lease of New York, New York facility dated February 26, 1998
             (Incorporated by reference to Exhibit 10.15 to the
             Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1998, Commission File No. 0-19922).
10.16    --  Lease of Harrisburg, Pennsylvania facility dated October 24,
             1997 (Incorporated by reference to Exhibit 10.16 to the
             Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1998, Commission File No. 0-19922).
10.17*   --  Credit Agreement by and among The BISYS Group, Inc., the
             Lenders party thereto, The Chase Manhattan Bank, The First
             National Bank of Chicago, First Union National Bank and
             Fleet Bank, National Association, as co-Agents, and The Bank
             of New York, as Administrative Agent, with BNY Capital
             Markets, Inc., as Arranger, dated as of June 30, 1999,
             without exhibits.
10.18    --  Agreement and Plan of Merger dated as of August 21, 1998, as amended as of August 31, 1998, among The BISYS Group, Inc.,
             BI-Green Acquisition Corp., Greenway Corporation and the
             shareholders of Greenway Corporation named therein.
             (Incorporated by reference to Exhibit 2.1 to the
             Registrant's Current Report on Form 8-K for the date
             September 16, 1998, Commission File No. 0-19922.)
10.19    --  Amendment No. 1 dated as of August 31, 1998 to Agreement and
             Plan of Merger dated as of August 21, 1998, as amended as of
             August 31, 1998, among The BISYS Group, Inc., BI-Green
             Acquisition Corp., Greenway Corporation and the shareholders of Greenway Corporation named therein. (Incorporated by
             reference to Exhibit 2.2 to the Registrant's Current Report on Form 8-K for the date September 16, 1998, Commission File
             No. 0-19922.)
13*      --  Pages 18 - 36 of the Registrant's 1999 Annual Report to
             Shareholders.
21*      --  List of significant subsidiaries of The BISYS Group, Inc.


23*      --  Consent of PricewaterhouseCoopers LLP.
27*      --  Financial Data Schedule.

---------------
* Filed herewith.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          The BISYS Group, Inc.

                                          By: /s/   DENNIS R. SHEEHAN
                                            ------------------------------------
                                                     Dennis R. Sheehan
                                                Executive Vice President and
                                                  Chief Financial Officer

Date: September 28, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 28th day of September 1999.

                  SIGNATURE                                          TITLE
                  ---------                                          -----

             /s/ LYNN J. MANGUM                  Director, Chairman of the Board, President
---------------------------------------------      and Chief Executive Officer (Principal
              (Lynn J. Mangum)                     Executive Officer)

            /s/ DENNIS R. SHEEHAN                Executive Vice President and Chief Financial
---------------------------------------------      Officer (Principal Financial and Accounting
             (Dennis R. Sheehan)                   Officer)

            /s/ ROBERT J. CASALE                 Director
---------------------------------------------
             (Robert J. Casale)

            /s/ THOMAS A. COOPER                 Director
---------------------------------------------
             (Thomas A. Cooper)

             /s/ JAY W. DEDAPPER                 Director
---------------------------------------------
              (Jay W. DeDapper)

              /s/ JOHN J. LYONS                  Director
---------------------------------------------
               (John J. Lyons)

           /s/ THOMAS E. MCINERNEY               Director
---------------------------------------------
            (Thomas E. McInerney)

            /s/ JOSEPH J. MELONE                 Director
---------------------------------------------
             (Joseph J. Melone)

                        INDEX TO EXHIBITS FILED HEREWITH

EXHIBIT
  NO.                                   DESCRIPTION
-------                                 -----------
 10.7      --   BISYS 401(k) Savings Plan
 10.17     --   Credit Agreement by and among The BISYS Group, Inc., the
                Lenders party thereto, The Chase Manhattan Bank, The First
                National Bank of Chicago, First Union National Bank and
                Fleet Bank, National Association, as co-Agents, and The Bank
                of New York, as Administrative Agent, with BNY Capital
                Markets, Inc., as Arranger, dated as of June 30, 1999,
                without exhibits
 13        --   Pages 18-36 of the Registrant's 1999 Annual Report to
                Shareholders.
 21        --   List of significant subsidiaries of The BISYS Group, Inc.
 23        --   Consent of PricewaterhouseCoopers LLP
 27        --   Financial Data Schedule