Form 10-Q
period 1999-09-30
BISYS GROUP INC
filed 1999-11-15
CIK 883587

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

YES   X    NO
    -----     -----

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE:

             Class                       Shares Outstanding at November 2, 1999
-------------------------------------    --------------------------------------
Common Stock, par value $.02 per share               27,272,751
                                                   -------------
                        This document contains 16 pages.
                                               --
================================================================================

                              THE BISYS GROUP, INC.

                               INDEX TO FORM 10-Q

                                                                                                                 Page
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheet as of September 30, 1999
                      and June 30, 1999                                                                            3

                  Condensed Consolidated Statement of Operations for the three months
                      ended September 30, 1999 and 1998                                                            4

                  Condensed Consolidated Statement of Cash Flows for the three months
                      ended September 30, 1999 and 1998                                                            5

                  Notes to Condensed Consolidated Financial Statements                                             6

         Item 2.  Management's Discussion and Analysis of Results of Operations and                                8
                  Financial Condition

PART II.  OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K                                                                12

SIGNATURES                                                                                                        13

EXHIBIT INDEX                                                                                                     14

                                     PART I

                          ITEM 1. FINANCIAL STATEMENTS

                     THE BISYS GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                     September 30,  June 30,
                                                                        1999         1999
                                                                     -------------  --------
ASSETS

Current assets:
  Cash and cash equivalents                                           $  40,832    $  49,589
  Accounts receivable, net                                              101,301      104,608
  Deferred tax asset                                                      9,241        9,241
  Other current assets                                                   15,308       14,243
                                                                      ---------    ---------
     Total current assets                                               166,682      177,681
Property and equipment, net                                              56,157       54,855
Intangible assets, net                                                  197,537      194,852
Other assets                                                             33,237       32,273
                                                                      ---------    ---------
     Total assets                                                     $ 453,613    $ 459,661
                                                                      =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Short-term borrowings                                               $  54,000    $  52,000
  Accounts payable                                                       15,491       21,303
  Other current liabilities                                              82,484       82,294
                                                                      ---------    ---------
     Total current liabilities                                          151,975      155,597
Deferred tax liability                                                    9,202        9,774
Other liabilities                                                         5,515        5,784
                                                                      ---------    ---------
     Total liabilities                                                  166,692      171,155
                                                                      ---------    ---------
Stockholders' equity:
  Common stock, $.02 par value, 80,000,000 shares authorized,
  27,261,626 and 27,091,270 shares issued, respectively                     545          542
  Additional paid-in capital                                            202,745      193,500
  Retained earnings                                                      95,173       94,550
  Less notes receivable from stockholders                               (11,347)        --
  Less treasury stock at cost, 4,270 and 1,575 shares, respectively
                                                                           (195)         (86)
                                                                      ---------    ---------
     Total stockholders' equity                                         286,921      288,506
                                                                      ---------    ---------
     Total liabilities and stockholders' equity                       $ 453,613    $ 459,661
                                                                      =========    =========






The accompanying notes are an integral part of the condensed consolidated financial statements.

                     THE BISYS GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                  Three Months Ended
                                                     September 30,
                                                    1999        1998
                                                 ---------   ---------
Revenues                                         $ 132,313   $ 101,924
                                                 ---------   ---------
Operating costs and expenses:
  Service and operating                             79,998      59,872
  General and administrative                        19,537      16,385
  Selling and conversion                             6,417       5,039
  Research and development                           2,990       3,181
  Amortization of intangible assets                  2,650       1,508
  Merger expenses and other charges                   --           400
  Acquired in-process research and development        --        19,000
                                                 ---------   ---------
Operating earnings (loss)                           20,721      (3,461)
Interest income (expense), net                        (250)        797
                                                 ---------   ---------
Income (loss) before income taxes                   20,471      (2,664)
Income taxes                                         8,188       6,535
                                                 ---------   ---------
Net income (loss)                                $  12,283   $  (9,199)
                                                 =========   =========

Basic earnings (loss) per share                  $    0.45   $   (0.35)
                                                 =========   =========
Diluted earnings (loss) per share                $    0.44   $   (0.35)
                                                 =========   =========






The accompanying notes are an integral part of the condensed consolidated financial statements.

                     THE BISYS GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                    Three Months Ended
                                                                                       September 30,
                                                                                    --------------------
                                                                                     1999        1998
                                                                                    --------    --------
Cash flows from operating activities:
Net income (loss)                                                                   $ 12,283    $ (9,199)
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization                                                        7,345       4,903
  Write-off of acquired in-process research and development                             --        19,000
  Deferred income tax provision                                                         (252)       --
  Change in operating assets and liabilities, net of effects from acquisitions        (4,537)    (11,284)
                                                                                    --------    --------
Net cash provided by operating activities                                             14,839       3,420
                                                                                    --------    --------
Cash flows from investing activities:
  Acquisition of businesses                                                             --       (20,340)
  Net cash acquired in acquisitions                                                     --         4,554
  Capital expenditures, net                                                           (6,716)     (7,468)
  Purchase of investments                                                               --        (1,067)
  Purchase of intangible assets                                                       (4,900)       --
  Other                                                                                  (36)        285
                                                                                    --------    --------
Net cash used in investing activities                                                (11,652)    (24,036)
                                                                                    --------    --------
Cash flows from financing activities:
  Proceeds from short-term borrowings                                                 17,000      10,000
  Repayment of short-term borrowings                                                 (15,000)       --
  Repayment of debt                                                                     --           (40)
  Proceeds from exercise of stock options                                              3,781       2,327
  Repurchases of common stock                                                        (17,725)    (45,783)
                                                                                    --------    --------
Net cash used in financing activities                                                (11,944)    (33,496)
                                                                                    --------    --------
Net decrease in cash and cash equivalents                                             (8,757)    (54,112)

Cash and cash equivalents at beginning of period                                      49,589      93,403
                                                                                    --------    --------
Cash and cash equivalents at end of period                                          $ 40,832    $ 39,291
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

         The condensed consolidated financial statements include the accounts of The BISYS Group, Inc. and its subsidiaries and have been prepared consistent with the accounting policies reflected in the 1999 Annual Report on Form 10-K filed with the Securities and Exchange Commission and should be read in conjunction therewith. The condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary to present fairly this information.

2.       USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The most significant estimates are related to the allowance for doubtful accounts, intangible assets, acquired in-process research and development, income taxes and contingencies. Actual results could differ from these estimates in the near term.

3.       EARNINGS PER SHARE

         Basic and diluted EPS computations for the three months ended September 30, 1999 and 1998 are as follows (in thousands, except per share amounts):

                                                                                  Three Months Ended
                                                                                     September 30,
                                                                                  -------------------
                                                                                    1999       1998
                                                                                  --------   --------

         Basic EPS
         ---------
         Net income (loss)                                                        $ 12,283   $ (9,199)
                                                                                  ========   ========
         Weighted average common shares outstanding                                 27,080     26,351
                                                                                  ========   ========
         Basic earnings (loss) per share                                          $   0.45   $  (0.35)
                                                                                  ========   ========
         Diluted EPS
         -----------
         Net income (loss)                                                        $ 12,283   $ (9,199)
                                                                                  ========   ========
         Weighted average common shares outstanding                                 27,080     26,351
         Assumed conversion of common shares issuable under stock option
         plans                                                                       1,090       --
                                                                                  --------   --------
         Weighted average common and common equivalent shares outstanding           28,170     26,351
                                                                                  ========   ========
         Diluted earnings (loss) per share                                        $   0.44   $  (0.35)
                                                                                  ========   ========

         Options to purchase 374,279 shares of common stock at various prices ranging from $52.17 to $58.94 were outstanding at September 30, 1999, but were not included in the computation of diluted EPS because the option's exercise price was greater than the average market price of common shares. As of September 30, 1998, options to purchase 4,552,920 shares of common stock at various prices ranging from $0.03 to $44.50 were outstanding but were not included in the computation of diluted EPS because of the net loss for the period.

4.       NOTES RECEIVABLE FROM STOCKHOLDERS

         The Board of Directors has approved and the Company has made loans to certain executive officers to assist them in exercising non-qualified stock options, retaining the underlying shares and paying the applicable taxes resulting from such exercises. These loans bear interest at rates ranging from 5.98% to 6.25%, are full recourse, and are secured by shares of the Company's Common Stock acquired pursuant to the exercise of the options representing up to 120% of the principal amount of the loan. The principal is repayable the later of five years from the date of the loan or the expiration date of the options exercised using such loan proceeds. The principal is also repayable within one year of the employee's death or termination of employment due to disability and within 30 days of voluntary resignation.
         Interest is payable annually on the anniversary date of each loan.

         The notes receivable of $11.3 million are reflected on the accompanying condensed consolidated balance sheet as a reduction in stockholders' equity at September 30, 1999.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The Company provides outsourcing solutions to and through financial organizations. The following table presents the percentage of revenues represented by each item in the Company's condensed consolidated statement of operations for the periods indicated:

                                                 Three Months Ended
                                                    September 30,
                                                 -----------------
                                                  1999       1998
                                                 ------     ------
Revenues                                         100.0%     100.0%
                                                 ------     ------
Operating costs and expenses:
  Service and operating                            60.4       58.7
  General and administrative                       14.8       16.1
  Selling and conversion                            4.8        4.9
  Research and development                          2.3        3.1
  Amortization of intangible assets                 2.0        1.5
  Merger expenses and other charges                --          0.4
  Acquired in-process research and development     --         18.7
                                                 ------     ------
Operating earnings (loss)                          15.7       (3.4)
Interest income (expense)                          (0.2)       0.8
                                                 ------     ------
Income (loss) before income taxes                  15.5       (2.6)
Income taxes                                        6.2        6.4
                                                 ------     ------
Net income                                          9.3%      (9.0)%
                                                 ======     ======

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 1999 WITH THE THREE MONTHS ENDED SEPTEMBER 30, 1998.

        Revenues increased 29.8% from $101.9 million for the three months ended September 30, 1998 to $132.3 million for the three months ended September 30, 1999. This growth was derived from sales to new clients, existing client growth, cross sales to existing clients and revenues from acquired businesses, partially offset by lost business.

        Service and operating expenses increased 33.6% from $59.9 million during the three months ended September 30, 1998 to $80.0 million for the three months ended September 30, 1999, and increased as a percentage of revenues from 58.7% to 60.4%. The increases resulted from additional costs associated with greater revenues.

        General and administrative expenses increased 19.2% from $16.4 million during the three months ended September 30, 1998, to $19.5 million for the three months ended September 30, 1999, and decreased as a percentage of revenues from 16.1% to 14.8%. The dollar increase primarily resulted from additional costs associated with greater revenues. The decrease as a percentage of revenues resulted from further utilization of existing general and administrative support resources.

        Amortization of intangible assets increased $1.1 million for the three months ended September 30, 1999, over the same three months last year due to a higher level of intangible assets associated with acquisitions.

        Interest income was $1.0 million less for the three months ended September 30, 1999 compared to the same period last year due to the lower levels of invested cash and cash equivalents and higher interest expense associated with short-term borrowings.

        The income tax provision of $8.2 million for the three months ended September 30, 1999 increased from $6.5 million for the three months ended September 30, 1998 due to higher taxable income. The provision represents an effective tax rate of 40% for both periods, exclusive of the nondeductible, non-recurring charge of $19.0 million related to acquired in-process research and development for the three months ended September 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 1999, the Company had cash and cash equivalents of $40.8 million and working capital of approximately $14.7 million. At September 30, 1999, the Company had outstanding borrowings of $54.0 million against its revolving credit facility to support working capital requirements. The credit facility bears interest at LIBOR plus a margin of 0.55%. The weighted average interest rate on outstanding borrowings at September 30, 1999 was 5.96%. At September 30, 1999, the Company had $0.7 million outstanding in letters of credit.

         Other current assets included in the accompanying balance sheet consist primarily of prepaid expenses, inventory, and customer funds required to be segregated that are held by the Company's Brokerage Services division that was acquired in July 1998. Customer funds required to be segregated may vary significantly from period to period.

         For the three months ended September 30, 1999, operating activities provided cash of $14.8 million. Investing activities used cash of $11.7 million, primarily for the acquisition of intangibles of $4.9 million and capital expenditures of $6.7 million. Financing activities used cash of $11.9 million, primarily for the repurchase of common stock of $17.7 million offset by net borrowings of $2.0 million and approximately $3.8 million of proceeds from the exercise of stock options.

         In January 1999, the Company's Board of Directors authorized a stock buy-back program of up to $100 million of its outstanding common stock. Purchases have occurred and are expected to continue to occur from time-to-time in the open market to offset the possible dilutive effect of shares issued under employee benefit plans, for possible use in future acquisitions and for general and other corporate purposes.

         Since January 1999, the Company has purchased 711,000 shares of its common stock under the stock buy-back program for approximately $37.2 million in order to effect the acquisitions of EXAMCO, Inc. and Dover International and for the issuance of stock in connection with the exercise of stock options.

SEGMENT INFORMATION

         The following table sets forth operating revenue and operating income by business segment and for corporate operations for the three months ended September 30, 1999 and 1998. Merger expenses and other charges and acquired in-process research and development are separated from the operating results of the segment for a better understanding of the underlying performance of each segment.

                                                   (in Thousands)
                                                 Three Months Ended
                                                    September 30,
                                               ---------------------
                                                 1999         1998
                                               ---------    ---------
         Operating Revenue:
            Information Services               $  40,884    $  39,706
            Investment Services                   72,815       53,090
            Insurance and Education Services      18,614        9,128
                                               ---------    ---------
              Total Operating Revenue            132,313      101,924
                                               =========    =========
         Operating Income:
            Information Services               $   7,578    $   6,751
            Investment Services                   11,263        9,694
            Insurance and Education Services       4,716        1,868
            Corporate                             (2,836)      (2,374)
                                               ---------    ---------
              Total Operating Income              20,721       15,939
                                               =========    =========

         Revenue in the Information Services business segment increased $1.2 million, or 3.0%, during the three months ended September 30, 1999, compared to the same period last year. The revenue increase was due to internal growth and the acquisitions of Greenway Corporation and Retained Asset Account Services, offset by the June 1999 sale of the Marketing Solutions business and softness in Document Solutions software sales due to Year 2000 related to delays in software purchases. Operating income in the Information Services business segment increased $0.8 million, or 12.2%, during the fiscal first quarter, resulting in operating margins of 18.5% and 17.0% for the three months ended September 30, 1999 and 1998, respectively. Margins improved in the fiscal first quarter primarily due to accelerated growth within the Information Solutions division and the sale of the Marketing Solutions business.

         Revenue in the Investment Services business segment increased $19.7 million, or 37.2%, during the three months ended September 30, 1999, compared to the same period last year. The revenue increase was due to strong internal growth, including the acquisition of several new clients. Operating income in the Investment Services business segment increased $1.6 million, or 16.2%, during the fiscal first quarter, resulting in operating margins of 15.5% and 18.3% for the three months ended September 30, 1999 and 1998, respectively. Margins declined in the fiscal first quarter primarily due to conversion activities associated with a significant new client in the Brokerage Services division and costs incurred in the Fund Services division for the international expansion of outsourcing services and expansion of the business development sales force.

         Revenue in the Insurance and Education Services business segment increased $9.5 million, or 104%, during the three months ended September 30, 1999, compared to the same period last year. The revenue increase was due to strong internal growth and the acquisitions of EXAMCO, Inc., Poage Insurance Services, and Dover International. Operating income in the Insurance and Education Services business segment increased $2.8 million, or 152%, during the fiscal first quarter, resulting in operating margins of 25.3% and 20.5% for the three months ended September 30, 1999 and 1998, respectively. Margins improved in the fiscal first quarter primarily due to strong internal growth and reduced integration costs.

         Corporate operations represent charges for the Company's human resources, legal, accounting and finance functions, and various other unallocated overhead charges. Increased expenses of $0.5 million in the fiscal first quarter were in line with the Company's overall growth.

ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT

         In September 1998, the Company acquired Greenway Corporation through the issuance of common stock valued at approximately $43.8 million. Of the total purchase price, $19.0 million was allocated to acquired in-process research and development, which was charged to operations at the time of acquisition.

         The amount allocated to acquired in-process research and development was based on an independent appraisal, employing a discounted cash flow approach, and relates to the development of enhanced check imaging software. At the acquisition date, the products were estimated to be between 50% and 75% complete and were determined to have no future alternative uses.

         Significant assumptions used in the valuation of the acquired in-process research and development were as follows:

                 Estimated costs to complete           $2.1 million
                 Anticipated completion date           January 2000
                 Projected annual revenues             $30 million
                 Discount rate                             20%
                 Discount period                         9 years

         Technological feasibility was attained in the third quarter of fiscal 1999. Development efforts were substantially completed in the first quarter of fiscal 2000, and sales of the enhanced check imaging software are anticipated to begin in the second quarter of fiscal 2000.

YEAR 2000

         The Company is addressing the Year 2000 issues associated with its existing computer systems and software applications utilizing both internal and external resources to identify and remediate these matters throughout the organization. The Company has completed its risk assessment and testing plans for internal mission critical information systems and continues to remediate other systems that are not currently Year 2000 ready. The Company has tested substantially all of its mission critical information systems and believes such systems are Year 2000 ready. In the event such systems are not Year 2000 ready by December 31, 1999, it could have a material adverse impact on the Company's business and results of operations.

         The Company uses third party provided software and systems in certain of its businesses for such tasks as account and information statement processing, fund accounting, and 401(k) plan record keeping. If third parties upon which the Company depends, including telecommunications and electrical power providers, are unable to address their Year 2000 issues in a timely manner, it could result in a material adverse financial risk to the Company. In order to minimize this risk, the Company has devoted resources necessary to develop appropriate business continuity plans. These contingency plans include alternative systems and vendors, disaster recovery hot sites, alternative power sources, and manual processes. Such contingency plans have been substantially completed.

         The Company's Year 2000 progress, the testing of remediated software, and contingency plans have been and will continue to be the subject of independent verification and validation by the Company's Internal Audit function. Internal Audit reports on Year 2000 are reviewed by senior management and the Company's Board of Directors.

         The Company believes it has developed an effective plan to address the Year 2000 issues and that, based on available information, its Year 2000 transition will not have a material effect on its business, operations, or financial results. The Company has incurred expenditures for Year 2000 testing and remediation of approximately $0.4 million and $0.8 million for the three months ended September 30, 1999 and 1998, respectively. The Company anticipates additional expenditures for Year 2000 of approximately $0.6 million for the remainder of fiscal 2000.

RECENT LEGISLATION

         The recent adoption of the Financial Services Modernization Act of 1999 lifts many restrictions limiting banks from the underwriting and distribution of securities. The Company expects that some of its bank customers with proprietary mutual funds may, over time, internalize certain distribution functions currently provided by the Company. At the same time, the Company believes this change may result in additional demand for its outsourcing services as financial institutions provide new services to their customers. The near-term and long-term impact of this legislative change on the Company's business and results of operations are uncertain. Although there can be no assurance, at this time the Company does not expect a material adverse impact on its business or results of operations.

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

                                     PART II

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS

                  10.1 Form of Executive Loan Agreement dated September 9, 1999, between the Company and Messrs. Mangum, Sheehan, Jones, Rybarczyk, and Dell.

         (b)      REPORTS ON FORM 8-K

                  None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              THE BISYS GROUP, INC.

Date:   November 15, 1999     By:   /s/ Dennis R. Sheehan
     --------------------        ------------------------------------
                              Dennis R. Sheehan
                              Executive Vice President and
                              Chief Financial Officer
                              (Duly Authorized Officer)

                              THE BISYS GROUP, INC.
                                  EXHIBIT INDEX

EXHIBIT NO.                                                                             PAGE

         (10.1)   Executive Loan Agreement..............................................15

         (27)     Financial Data Schedule...............................................(electronic only)