Form 10-Q
period 1999-12-31
BISYS GROUP INC
filed 2000-02-11
CIK 883587

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)


[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999

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

YES   X    NO
     ---      ---
INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE:

              Class                      Shares Outstanding at January 26, 2000
--------------------------------------   --------------------------------------
Common Stock, par value $.02 per share                 27,597,343

                        This document contains 16 pages.

                              THE BISYS GROUP, INC.

                               INDEX TO FORM 10-Q

PART I.  FINANCIAL INFORMATION                                                                                  PAGE
         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheet as of December 31, 1999
                      and June 30, 1999                                                                            3

                  Condensed Consolidated Statement of Operations for the three and six months
                      ended December 31, 1999 and 1998                                                             4

                  Condensed Consolidated Statement of Cash Flows for the six months
                      ended December 31, 1999 and 1998                                                             5

                  Notes to Condensed Consolidated Financial Statements                                             6


         Item 2.  Management's Discussion and Analysis of Results of Operations and                                8
                  Financial Condition



PART II.  OTHER INFORMATION

         Item 4.  Submission of Matters to a Vote of Security Holders                                             13

         Item 6.  Exhibits and Reports on Form 8-K                                                                13

SIGNATURES                                                                                                        14

EXHIBIT INDEX                                                                                                     15

                                     PART I

                          ITEM 1. FINANCIAL STATEMENTS

                     THE BISYS GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                        December 31,      June 30,
                                                                            1999            1999
                                                                         ---------       ---------
ASSETS

Current assets:
  Cash and cash equivalents                                              $  53,745       $  49,589
  Accounts receivable, net                                                  93,782         104,608
  Deferred tax asset                                                         7,127           9,241
  Other current assets                                                      16,060          14,243
                                                                         ---------       ---------
     Total current assets                                                  170,714         177,681
Property and equipment, net                                                 58,551          54,855
Intangible assets, net                                                     196,278         194,852
Other assets                                                                31,397          32,273
                                                                         ---------       ---------
     Total assets                                                        $ 456,940       $ 459,661
                                                                         =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Short-term borrowings                                                  $  46,000       $  52,000
  Accounts payable                                                          10,513          21,303
  Other current liabilities                                                 75,734          82,294
                                                                         ---------       ---------
     Total current liabilities                                             132,247         155,597
Deferred tax liability                                                      11,647           9,774
Other liabilities                                                            6,529           5,784
                                                                         ---------       ---------
     Total liabilities                                                     150,423         171,155
                                                                         ---------       ---------

Stockholders' equity:
  Common stock, $.02 par value, 80,000,000 shares authorized,
  27,470,169 and 27,091,270 shares issued, respectively                        549             542
  Additional paid-in capital                                               207,359         193,500
  Retained earnings                                                        110,005          94,550
  Less notes receivable from stockholders                                  (11,347)           --
  Less treasury stock at cost, 1,154 and 1,575 shares, respectively            (49)            (86)
                                                                         ---------       ---------
     Total stockholders' equity                                            306,517         288,506
                                                                         ---------       ---------
     Total liabilities and stockholders' equity                          $ 456,940       $ 459,661
                                                                         =========       =========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                     THE BISYS GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                       Three Months Ended              Six Months Ended
                                                           December 31,                  December 31,
                                                       1999            1998           1999            1998
                                                    ---------       ---------      ---------       ---------
Revenues                                            $ 138,044       $ 111,958      $ 270,357       $ 213,882
                                                    ---------       ---------      ---------       ---------
Operating costs and expenses:
  Service and operating                                81,121          63,895        161,119         123,767
  General and administrative                           19,217          16,989         38,754          33,374
  Selling and conversion                                6,841           6,079         13,258          11,118
  Research and development                              2,879           2,935          5,869           6,116
  Amortization of intangible assets                     2,984           1,952          5,634           3,460
  Merger expenses and other charges                      --              --             --               400
  Acquired in-process research and development           --              --             --            19,000
                                                    ---------       ---------      ---------       ---------
Operating earnings                                     25,002          20,108         45,723          16,647
Interest income (expense), net                           (497)            243           (747)          1,040
                                                    ---------       ---------      ---------       ---------
Income before income taxes                             24,505          20,351         44,976          17,687
Income taxes                                            9,579           8,142         17,767          14,677
                                                    ---------       ---------      ---------       ---------
Net income                                          $  14,926       $  12,209      $  27,209       $   3,010
                                                    =========       =========      =========       =========

Basic earnings per share                            $    0.55       $    0.46      $    1.00       $    0.11
                                                    =========       =========      =========       =========

Diluted earnings per share                          $    0.53       $    0.44      $    0.96       $    0.11
                                                    =========       =========      =========       =========


The accompanying notes are an integral part of the condensed consolidated financial statements.

                     THE BISYS GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                          Six Months Ended
                                                                                             December 31,
                                                                                       -----------------------
                                                                                         1999           1998
                                                                                       --------       --------
Cash flows from operating activities:
Net income                                                                             $ 27,209       $  3,010
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization                                                          14,889         10,601
  Write-off of acquired in-process research and development                                --           19,000
  Deferred income tax provision                                                           2,571            778
  Change in operating assets and liabilities, net of effects from acquisitions           (9,200)       (32,226)
                                                                                       --------       --------
Net cash provided by operating activities                                                35,469          1,163
                                                                                       --------       --------

Cash flows from investing activities:
  Acquisition of businesses                                                                --          (20,340)
  Net cash acquired in acquisitions                                                        --            4,554
  Capital expenditures, net                                                             (13,749)       (13,710)
  Purchase of investments                                                                (2,600)        (2,899)
  Sale of investments                                                                     6,066           --
  Purchase of intangible assets                                                          (4,908)          (187)
  Other                                                                                      62            264
                                                                                       --------       --------
Net cash used in investing activities                                                   (15,129)       (32,318)
                                                                                       --------       --------

Cash flows from financing activities:
  Proceeds from short-term borrowings                                                    69,000         20,000
  Repayment of short-term borrowings                                                    (75,000)          --
  Repayment of debt                                                                        --             (275)
  Proceeds from exercise of stock options                                                 7,967          5,938
  Repurchases of common stock                                                           (18,151)       (50,968)
                                                                                       --------       --------
Net cash used in financing activities                                                   (16,184)       (25,305)
                                                                                       --------       --------

Net increase (decrease) in cash and cash equivalents                                      4,156        (56,460)

Cash and cash equivalents at beginning of period                                         49,589         93,403
                                                                                       --------       --------

Cash and cash equivalents at end of period                                             $ 53,745       $ 36,943
                                                                                       ========       ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                     THE BISYS GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       THE COMPANY

         The BISYS(R)Group, Inc. and subsidiaries (the "Company") is a leading national provider of outsourcing solutions to and through financial organizations.

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

3.       EARNINGS PER SHARE

         Basic and diluted EPS computations for the three and six months ended December 31, 1999 and 1998 are as follows (in thousands, except per share amounts):

                                                    Three Months Ended        Six Months Ended
                                                       December 31,             December 31,
                                                   --------------------      --------------------
                                                     1999         1998         1999         1998
                                                   -------      -------      -------      -------
Basic EPS
---------
Net income                                         $14,926      $12,209      $27,209      $ 3,010
                                                   =======      =======      =======      =======

Weighted average common shares outstanding          27,355       26,643       27,218       26,497
                                                   =======      =======      =======      =======

Basic earnings per share                           $  0.55      $  0.46      $  1.00      $  0.11
                                                   =======      =======      =======      =======

Diluted EPS
-----------
Net income                                         $14,926      $12,209      $27,209      $ 3,010
                                                   =======      =======      =======      =======

Weighted average common shares outstanding          27,355       26,643       27,218       26,497

Assumed conversion of common shares issuable
under stock option plans                               946        1,218        1,020        1,078
                                                   -------      -------      -------      -------

Weighted average common and common equivalent
shares outstanding                                  28,301       27,861       28,238       27,575
                                                   =======      =======      =======      =======

Diluted earnings per share                         $  0.53      $  0.44      $  0.96      $  0.11
                                                   =======      =======      =======      =======

         Certain stock options were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of common shares during the period, as follows (in thousands, except per share amounts):

                                                Three Months Ended                         Six Months Ended
                                                  December 31,                                December 31,
                                               ----------------------                -------------------------------
                                               1999              1998                1999                       1998
                                               ----              ----                ----                       ----
           Number of options excluded           443               91                  453                       532

           Option price per share       $54.50 to $58.9375      $48.00        $52.17 to $58.9375          $44.50 to $48.00


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

         The notes receivable of $11.3 million are reflected on the accompanying condensed consolidated balance sheet as a reduction in stockholders' equity at December 31, 1999.

5.       SUBSEQUENT EVENT

         In January 2000, the Company entered into an agreement to sell the retail third party marketing business of the Brokerage Services division to a third party marketer of financial products and services. It is anticipated that the transaction will be consummated by the end of the third fiscal quarter and have an immaterial impact on the Company's consolidated results of operations

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The Company provides outsourcing solutions to and through financial organizations. The following table presents the percentage of revenues represented by each item in the Company's condensed consolidated statement of operations for the periods indicated:

                                                  Three Months Ended       Six Months Ended
                                                      December 31,           December 31,
                                                  ------------------      ------------------
                                                    1999       1998        1999        1998
                                                    ----       ----        ----        ----
Revenues                                           100.0%     100.0%      100.0%      100.0%
                                                   ------     ------      ------      ------
Operating costs and expenses:
  Service and operating                             58.7        57.1       59.6        57.9
  General and administrative                        13.9        15.2       14.3        15.6
  Selling and conversion                             5.0         5.4        4.9         5.2
  Research and development                           2.1         2.6        2.2         2.8
  Amortization of intangible assets                  2.2         1.7        2.1         1.6
  Merger expenses and other charges                 --          --         --           0.2
  Acquired in-process research and development      --          --         --           8.9
                                                    ----        ----       ----        ----
Operating earnings                                  18.1        18.0       16.9         7.8
Interest income (expense), net                      (0.4)        0.2       (0.3)        0.5
                                                    ----        ----       ----        ----
Income before income taxes                          17.7        18.2       16.6         8.3
Income taxes                                         6.9         7.3        6.5         6.9
                                                    ----        ----       ----        ----
Net income                                          10.8%       10.9%      10.1%        1.4%
                                                    ====        ====       ====        ====

COMPARISON OF THE THREE MONTHS ENDED DECEMBER 31, 1999 WITH THE THREE MONTHS ENDED DECEMBER 31, 1998.

         Revenues increased 23.3% from $112.0 million for the three months ended December 31, 1998 to $138.0 million for the three months ended December 31, 1999. This growth was derived from sales to new clients, existing client growth, cross sales to existing clients and revenues from acquired businesses, partially offset by lost business.

         Service and operating expenses increased 27.0% from $63.9 million during the three months ended December 31, 1998 to $81.1 million for the three months ended December 31, 1999, and increased as a percentage of revenues from 57.1% to 58.7%. The increases resulted from additional costs associated with greater revenues.

         General and administrative expenses increased 13.1% from $17.0 million during the three months ended December 31, 1998, to $19.2 million for the three months ended December 31, 1999, and decreased as a percentage of revenues from 15.2% to 13.9%. The dollar increase primarily resulted from additional costs associated with greater revenues. The decrease as a percentage of revenues resulted from further utilization of existing general and administrative support resources.

         Amortization of intangible assets increased $1.0 million for the three months ended December 31, 1999, over the same three months last year due to a higher level of intangible assets associated with acquisitions.

         Net interest expense was $0.5 million for the three months ended December 31, 1999 compared to net interest income of $0.2 million for the same period last year due to the lower levels of invested cash and cash equivalents and higher interest expense associated with short-term borrowings.

         The income tax provision of $9.6 million for the three months ended December 31, 1999 increased from $8.1 million for the three months ended December 31, 1998 due to higher taxable income. The provision represents an effective tax rate of 39% and 40% for the periods ended December 31, 1999 and 1998, respectively. The lower effective tax rate in the current quarter is attributable to recently completed tax planning initiatives.

COMPARISON OF THE SIX MONTHS ENDED DECEMBER 31, 1999 WITH THE SIX MONTHS ENDED DECEMBER 31, 1998.

         Revenues increased 26.4% from $213.9 million for the six months ended December 31, 1998 to $270.4 million for the six months ended December 31, 1999. This growth was derived from sales to new clients, existing client growth, cross sales to existing clients and revenues from acquired businesses, partially offset by lost business.

         Service and operating expenses increased 30.2% from $123.8 million during the six months ended December 31, 1998 to $161.1 million for the six months ended December 31, 1999, and increased as a percentage of revenues from 57.9% to 59.6%. The increases resulted from additional costs associated with greater revenues.

         General and administrative expenses increased 16.1% from $33.4 million during the six months ended December 31, 1998, to $38.8 million for the six months ended December 31, 1999, and decreased as a percentage of revenues from 15.6% to 14.3%. The dollar increase primarily resulted from additional costs associated with greater revenues. The decrease as a percentage of revenues resulted from further utilization of existing general and administrative support resources.

         During the six months ended December 31, 1998, the Company wrote off $19.0 million of acquired in-process research and development associated with the acquisition of Greenway and incurred $0.4 million of merger-related expenses.

         The income tax provision of $17.8 million for the six months ended December 31, 1999 increased from $14.7 million for the six months ended December 31, 1998 primarily due to higher taxable income. The provision represents an effective tax rate of 39.5% and 40% for the six months ended December 31, 1999 and 1998, respectively, excluding the nonrecurring nondeductible charge of $19.0 million related to acquired in-process research and development incurred during the six months ended December 31, 1998. The lower effective tax rate in the current fiscal six months is attributable to recently completed tax planning initiatives.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 1999, the Company had cash and cash equivalents of $53.7 million and working capital of $38.5 million. At December 31, 1999, the Company had outstanding borrowings of $46.0 million against its revolving credit facility to support working capital requirements. The credit facility bears interest at LIBOR plus a margin of 0.55%. The weighted average interest rate on outstanding borrowings at December 31, 1999 was 6.85%. At December 31, 1999, the Company had $0.7 million outstanding in letters of credit.

         Other current assets included in the accompanying balance sheet consist primarily of prepaid expenses, inventory, and customer funds required to be segregated that are held by the Company's Brokerage Services division. Customer funds required to be segregated may vary significantly from period to period.

         For the six months ended December 31, 1999, operating activities provided cash of $35.5 million. Investing activities used cash of $15.1 million, primarily for the acquisition of intangibles of $4.9 million and capital expenditures of $13.7 million, offset by $3.5 million of net investment activity. Financing activities used cash of $16.2 million, primarily for the repurchase of common stock of $18.2 million and net repayments on borrowings of $6.0 million, offset by proceeds from the exercise of stock options of $8.0 million.

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

         Since January 1999, the Company has purchased 721,000 shares of its common stock under the stock buy-back program for approximately $37.6 million in order to effect the acquisitions of EXAMCO, Inc. and Dover International and for the issuance of stock in connection with the exercise of stock options.

SEGMENT INFORMATION

         The following table sets forth operating revenue and operating income by business segment and for corporate operations for the three and six months ended December 31, 1999 and 1998. For the six months ended December 31, 1998, merger expenses and other charges of $0.4 million and acquired in-process research and development of $19.0 million are excluded from the operating results for a better understanding of the underlying performance of each segment.

                                                               (in Thousands)
                                           Three Months Ended                Six Months Ended
                                                December 31,                    December 31,
                                         -------------------------       -------------------------
                                            1999            1998            1999            1998
                                         ---------       ---------       ---------       ---------
Operating Revenue:
   Information Services                  $  43,276       $  44,799       $  84,160       $  84,505
   Investment Services                      72,766          54,331         145,581         107,421
   Insurance and Education Services         22,002          12,828          40,616          21,956
                                         ---------       ---------       ---------       ---------
     Total Operating Revenue             $ 138,044       $ 111,958       $ 270,357       $ 213,882
                                         =========       =========       =========       =========

Operating Income:
   Information Services                  $   9,877       $  10,350       $  17,455       $  17,101
   Investment Services                      10,961           8,127          22,224          17,821
   Insurance and Education Services          7,605           4,626          12,321           6,494
   Corporate                                (3,441)         (2,995)         (6,277)         (5,369)
                                         ---------       ---------       ---------       ---------
     Total Operating Income              $  25,002       $  20,108       $  45,723       $  36,047
                                         =========       =========       =========       =========

         Revenue in the Information Services business segment decreased $1.5 million, or 3.4%, during the three months ended December 31, 1999, compared to the same period last year. For the six months ended December 31, 1999, revenues decreased $0.3 million, or 0.4%, compared to the same period last year. The revenue decrease was primarily due to the June 1999 sale of the Marketing Solutions business and softness in Document Solutions software sales due to Year 2000-related delays in software purchases. Operating income in the Information Services business segment decreased $0.5 million, or 4.6%, during the fiscal second quarter, resulting in operating margins of 22.8% and 23.1% for the three months ended December 31, 1999 and 1998, respectively. Margins declined slightly in the fiscal second quarter primarily due to the revenue decline within the Document Solutions division. Software sales for this division are expected to increase in the second half of the fiscal year as Year 2000 concerns by customers are no longer a factor in purchasing decisions. Operating income increased $0.4 million for the six months ended December 31, 1999, resulting in operating margins of 20.7% and 20.2% for the six months ended December 31, 1999 and 1998, respectively. Margins improved in the six months ended December 31, 1999, primarily due to accelerated growth within the Information Solutions division and the sale of the Marketing Solutions business.

         Revenue in the Investment Services business segment increased $18.4 million, or 33.9%, during the three months ended December 31, 1999, compared to the same period last year. For the six months ended December 31, 1999, revenues increased $38.2 million, or 35.5%, compared to the same period last year. The revenue increase was due to strong internal growth, including the acquisition of several new clients. Operating income in the Investment Services business segment increased $2.8 million, or 34.9%, during the fiscal second quarter, resulting in operating margins of 15.1% and 15.0% for the three months ended December 31, 1999 and 1998, respectively. Operating income increased $4.4 million for the six months ended December 31, 1999, resulting in operating margins of 15.3% and 16.6% for the six months ended December 31, 1999 and 1998, respectively. Margins declined in the six months ended December 31, 1999, primarily due to conversion activities associated with a significant new client in the Brokerage Services division, costs incurred in the Fund Services division for the international expansion of outsourcing services, and expansion of the business development sales force.

         Revenue in the Insurance and Education Services business segment increased $9.2 million, or 72%, during the three months ended December 31, 1999, compared to the same period last year. For the six months ended December 31, 1999, revenues increased $18.7 million, or 85.0%, compared to the same period last year. The revenue increase was due to strong internal growth and the acquisitions of EXAMCO, Inc., Poage Insurance Services, and Dover International. Operating income in the Insurance and Education Services business segment increased $3.0 million, or 64.4%, during the fiscal second quarter, resulting in operating margins of 34.6% and 36.1% for the three months ended December 31, 1999 and 1998, respectively. Margins declined slightly in the fiscal second quarter due to lower margins associated with the newly formed Education Services division. Operating income increased $5.8 million for the six months ended December 31, 1999, resulting in operating margins of 30.3% and 29.6% for the six months ended December 31, 1999 and 1998, respectively. Margins improved in the six months ended December 31, 1999, primarily due to strong internal growth and reduced integration costs.

         Corporate operations represent charges for the Company's human resources, legal, accounting and finance functions, and various other unallocated overhead charges. Increased expenses of $0.4 million and $0.9 million in the three and six months ended December 31, 1999, respectively, were in line with the Company's overall growth.

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
                 Discount period                         9 years

         Technological feasibility was attained in the third quarter of fiscal 1999. Development efforts were substantially completed in the first quarter of fiscal 2000, and sales of the enhanced check imaging software began in the second quarter of fiscal 2000.

YEAR 2000

         The Company has addressed the Year 2000 issues associated with its existing computer systems and software applications utilizing both internal and external resources to identify and remediate these matters throughout the organization. The Company completed its risk assessment and testing plans for internal mission critical information systems and tested all of its mission critical information systems in a timely manner.

         The Company uses third party provided software and systems in certain of its businesses for such tasks as account and information statement processing, fund accounting, and 401(k) plan record keeping. If third parties upon which the Company depends, including telecommunications and electrical power providers, were unable to address their Year 2000 issues in a timely manner, it could have resulted in a material adverse financial risk to the Company. In order to minimize this risk, the Company devoted resources necessary to develop appropriate business continuity plans. These completed contingency plans include alternative systems and vendors, disaster recovery hot sites, alternative power sources, and manual processes.

         The Company's Year 2000 status and contingency plans have been and will continue to be the subject of independent verification and validation by the Company's Internal Audit function. Internal Audit reports on Year 2000 readiness are reviewed by senior management and the Company's Board of Directors.

         The Company believes it developed an effective plan to address the Year 2000 issues and that, based on available information, its Year 2000 transition had no material effect on its business, operations, or financial results. The Company has incurred expenditures for Year 2000 related matters testing and remediation of approximately $0.7 million and $1.3 million for the six months ended December 31, 1999 and 1998, respectively.

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

                                     PART II

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  At the Annual Meeting of Stockholders of the Company, held on November 12, 1999, the Stockholders approved the following matters:

                  1. Re-election of the seven Directors named below to hold office until the next Annual Meeting of Stockholders and until their successors have been duly elected and qualified:

                                                                            Number of
                           Name of Director                               Votes in Favor
                           ----------------                               --------------
                           Robert J. Casale                                 24,349,325
                           Thomas A. Cooper                                 24,356,087
                           Jay W. DeDapper                                  24,352,240
                           John J. Lyons                                    24,355,887
                           Lynn J. Mangum                                   24,356,087
                           Thomas E. McInerney                              24,356,087
                           Joseph J. Melone                                 24,354,712

                                                                                  For          Against        Abstain
                                                                                  ---          -------        -------
                  2.       2000 Employee Stock
                           Purchase Plan                                       24,270,297       100,246        12,425

                                                                                  For          Against        Abstain
                                                                                  ---          -------        -------
                  3.       1999 Equity Participation
                           Plan                                                16,574,519      7,786,225       22,224

                                                                                  For          Against        Abstain
                                                                                  ---          -------        -------
                  4.       Executive Officer Annual
                           Incentive Plan                                      24,156,655       182,999        43,314

                                                                                  For          Against        Abstain
                                                                                  ---          -------        -------
                  5.       Appointment of PricewaterhouseCoopers LLP
                           as independent accountants for fiscal year 2000     24,370,194        8,768          4,006


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


                                             THE BISYS GROUP, INC.



Date:   February 11, 2000                    By:   /s/ Dennis R. Sheehan
       --------------------------------           -----------------------------
                                             Dennis R. Sheehan
                                             Executive Vice President and Chief
                                             Financial Officer
                                             (Duly Authorized Officer)

                              THE BISYS GROUP, INC.
                                  EXHIBIT INDEX



EXHIBIT NO.                                                             PAGE

         (27)  Financial Data Schedule........................(electronic only)