Form 10-Q
period 2000-03-31
BISYS GROUP INC
filed 2000-05-15
CIK 883587

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)


[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

YES   X     NO
    -----      -----

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE:

               Class                        Shares Outstanding at April 30, 2000
--------------------------------------      ------------------------------------
Common Stock, par value $.02 per share                   27,758,457

                        This document contains 16 pages.

================================================================================

                              THE BISYS GROUP, INC.

                               INDEX TO FORM 10-Q

PART I.  FINANCIAL INFORMATION                                                                                   Page
         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheet as of March 31, 2000
                      and June 30, 1999                                                                            3

                  Condensed Consolidated Statement of Operations for the three and nine months
                      ended March 31, 2000 and 1999                                                                4

                  Condensed Consolidated Statement of Cash Flows for the nine months
                      ended March 31, 2000 and 1999                                                                5

                  Notes to Condensed Consolidated Financial Statements                                             6


         Item 2.  Management's Discussion and Analysis of Results of Operations and
                  Financial Condition                                                                              8


PART II.  OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K                                                                13

SIGNATURES                                                                                                        14

EXHIBIT INDEX                                                                                                     15

                                     PART I

                          ITEM 1. FINANCIAL STATEMENTS

                                     THE BISYS GROUP, INC. AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                  (UNAUDITED)

                                                                     March 31,        June 30,
                                                                       2000             1999
                                                                     ---------        --------
ASSETS

Current assets:
  Cash and cash equivalents                                          $ 52,667         $ 49,589
  Accounts receivable, net                                            106,280          104,608
  Deferred tax asset                                                    5,686            9,241
  Other current assets                                                 15,266           14,243
                                                                     --------         --------
     Total current assets                                             179,899          177,681
Property and equipment, net                                            60,633           54,855
Intangible assets, net                                                192,447          194,852
Other assets                                                           32,898           32,273
                                                                     --------         --------
     Total assets                                                    $465,877         $459,661
                                                                     ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Short-term borrowings                                              $  9,000         $ 52,000
  Accounts payable                                                     14,188           21,303
  Other current liabilities                                            90,184           82,294
                                                                     --------         --------
     Total current liabilities                                        113,372          155,597
Deferred tax liability                                                 10,976            9,774
Other liabilities                                                       6,847            5,784
                                                                     --------         --------
     Total liabilities                                                131,195          171,155
                                                                     --------         --------

Stockholders' equity:
  Common stock, $.02 par value, 80,000,000 shares authorized,
  27,708,854 and 27,091,270 shares issued, respectively                   554              542
  Additional paid-in capital                                          216,252          193,500
  Retained earnings                                                   129,223           94,550
  Less notes receivable from stockholders                             (11,347)            --

  Less treasury stock at cost, 1,575 shares                              --                (86)
                                                                     --------         --------
     Total stockholders' equity                                       334,682          288,506
                                                                     --------         --------
     Total liabilities and stockholders' equity                      $465,877         $459,661
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

                                     THE BISYS GROUP, INC. AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                   (UNAUDITED)

                                                         Three Months Ended                Nine Months Ended
                                                              March 31,                         March 31,
                                                        2000            1999             2000             1999
                                                        ----            ----             ----             ----
Revenues                                              $145,657        $121,302        $416,014         $335,184
                                                      --------        --------        --------         --------
Operating costs and expenses:
  Service and operating                                 80,313          67,170         241,432          190,937
  General and administrative                            19,147          17,105          57,901           50,479
  Selling and conversion                                 7,145           5,562          20,403           16,680
  Research and development                               3,318           2,516           9,187            8,632
  Amortization of intangible assets                      2,886           1,935           8,520            5,395
  Merger expenses and other charges                       --              --              --                400
  Acquired in-process research and development            --              --              --             19,000
                                                      --------        --------        --------         --------
Operating earnings                                      32,848          27,014          78,571           43,661
Interest income (expense), net                             185             317            (562)           1,357
                                                      --------        --------        --------         --------
Income before income taxes                              33,033          27,331          78,009           45,018
Income taxes                                            13,046          10,931          30,813           25,608
                                                      --------        --------        --------         --------
Net income                                            $ 19,987        $ 16,400        $ 47,196         $ 19,410
                                                      ========        ========        ========         ========

Basic earnings per share                              $   0.72        $   0.61        $   1.73         $   0.73
                                                      ========        ========        ========         ========

Diluted earnings per share                            $   0.70        $   0.58        $   1.66         $   0.70
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

                                      THE BISYS GROUP, INC. AND SUBSIDIARIES
                                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                                  (IN THOUSANDS)
                                                    (UNAUDITED)

                                                                                             Nine Months Ended
                                                                                                  March 31,
                                                                                         -------------------------
                                                                                           2000             1999
                                                                                         --------         --------
Cash flows from operating activities:
Net income                                                                               $ 47,196         $ 19,410
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization                                                            22,702           16,585
  Write-off of acquired in-process research and development                                  --             19,000
  Deferred income tax provision                                                             3,341            3,945
  Change in operating assets and liabilities, net of effects from acquisitions             (9,108)         (32,466)
                                                                                         --------         --------
Net cash provided by operating activities                                                  64,131           26,474
                                                                                         --------         --------

Cash flows from investing activities:
  Acquisitions, net of cash acquired                                                         --            (15,786)
  Proceeds from dispositions, net of expenses paid                                          5,442             --
  Capital expenditures, net                                                               (20,466)         (21,775)
  Change in other investments                                                               2,768           (2,952)
  Purchase of intangible assets                                                            (5,242)            (290)
  Other                                                                                     2,927              232
                                                                                         --------         --------
Net cash used in investing activities                                                     (14,571)         (40,571)
                                                                                         --------         --------

Cash flows from financing activities:
  Short-term borrowings, net                                                              (43,000)           5,000
  Repayment of debt                                                                          --             (1,051)
  Issuance of common stock                                                                  2,235            1,691
  Proceeds from exercise of stock options                                                  12,434           10,040
  Repurchases of common stock                                                             (18,151)         (56,208)
                                                                                         --------         --------
Net cash used in financing activities                                                     (46,482)         (40,528)
                                                                                         --------         --------

Net increase (decrease) in cash and cash equivalents                                        3,078          (54,625)

Cash and cash equivalents at beginning of period                                           49,589           93,403
                                                                                         --------         --------

Cash and cash equivalents at end of period                                               $ 52,667         $ 38,778
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

3.       EARNINGS PER SHARE

         Basic and diluted EPS computations for the three and nine months ended March 31, 2000 and 1999 are as follows (in thousands, except per share amounts):

                                                                  Three Months Ended             Nine Months Ended
                                                                      March 31,                      March 31,
                                                                ----------------------        ----------------------
                                                                  2000           1999           2000           1999
                                                                -------        -------        -------        -------
           Basic EPS
           ---------
           Net income                                           $19,987        $16,400        $47,196        $19,410
                                                                =======        =======        =======        =======

           Weighted average common shares outstanding            27,641         26,841         27,356         26,610
                                                                =======        =======        =======        =======

           Basic earnings per share                             $  0.72        $  0.61        $  1.73        $  0.73
                                                                =======        =======        =======        =======

           Diluted EPS
           -----------
           Net income                                           $19,987        $16,400        $47,196        $19,410
                                                                =======        =======        =======        =======

           Weighted average common shares outstanding            27,641         26,841         27,356         26,610

           Assumed conversion of common shares issuable
           under stock option plans                               1,030          1,406          1,028          1,172
                                                                -------        -------        -------        -------

           Weighted average common and common equivalent
           shares outstanding                                    28,671         28,247         28,384         27,782
                                                                =======        =======        =======        =======

           Diluted earnings per share                           $  0.70        $  0.58        $  1.66        $  0.70
                                                                =======        =======        =======        =======

         Certain stock options were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of common shares during the period, as follows (in thousands, except per share amounts):

                                                 Three Months Ended                         Nine Months Ended
                                                      March 31,                                  March 31,
                                              -----------------------          ---------------------------------------
                                               2000              1999                2000                       1999
                                               ----              ----                ----                       ----
           Number of options excluded           16                 0                  488                        81

           Option price per share             $68.625             NA           $54.50 to $68.625               $48.00

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

         The notes receivable of $11.3 million are reflected on the accompanying condensed consolidated balance sheet as a reduction in stockholders' equity at March 31, 2000.

5.       DISPOSITION

         In February 2000, the Company sold the retail third-party bank marketing component of its Brokerage Services division to a financial services company. The sale had no material impact on the Company's financial position or results of operations for the three months ended March 31, 2000.

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The Company provides outsourcing solutions to and through financial organizations. The following table presents the percentage of revenues represented by each item in the Company's condensed consolidated statement of operations for the periods indicated:

                                                       Three Months Ended           Nine Months Ended
                                                            March 31,                   March 31,
                                                      -------------------         --------------------
                                                       2000          1999          2000           1999
                                                      -----         -----         -----          -----
Revenues                                              100.0%        100.0%        100.0%         100.0%
                                                      -----         -----         -----          -----

Operating costs and expenses:
  Service and operating                                55.1          55.4          58.0           57.0
  General and administrative                           13.1          14.1          13.9           15.1
  Selling and conversion                                4.9           4.6           4.9            5.0
  Research and development                              2.3           2.1           2.2            2.6
  Amortization of intangible assets                     2.0           1.6           2.1            1.6
  Merger expenses and other charges                    --            --            --              0.1
  Acquired in-process research and development         --            --            --              5.6
                                                      -----         -----         -----          -----
Operating earnings                                     22.6          22.2          18.9           13.0
Interest income (expense), net                          0.1           0.3          (0.1)           0.4
                                                      -----         -----         -----          -----
Income before income taxes                             22.7          22.5          18.8           13.4
Income taxes                                            9.0           9.0           7.4            7.6
                                                      -----         -----         -----          -----
Net income                                             13.7%         13.5%         11.4%           5.8%
                                                      =====         =====         =====          =====

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2000 WITH THE THREE MONTHS ENDED MARCH 31, 1999.

         Revenues increased 20.1% from $121.3 million for the three months ended March 31, 1999 to $145.7 million for the three months ended March 31, 2000. This growth was derived from sales to new clients, existing client growth, cross sales to existing clients and revenues from acquired businesses, partially offset by lost business.

         Service and operating expenses increased 19.6% from $67.2 million for the three months ended March 31, 1999 to $80.3 million for the three months ended March 31, 2000, and decreased as a percentage of revenues from 55.4% to 55.1%. The dollar increase resulted from additional costs associated with greater revenues.

         General and administrative expenses increased 11.9% from $17.1 million during the three months ended March 31, 1999, to $19.1 million for the three months ended March 31, 2000, and decreased as a percentage of revenues from 14.1% to 13.1%. The decrease as a percentage of revenues resulted from further utilization of existing general and administrative support resources.

         Selling and conversion expenses increased 28.5% from $5.6 million for the three months ended March 31, 1999, to $7.1 million for the three months ended March 31, 2000, and increased as a percentage of revenues from 4.6% to 4.9%. The increases resulted from added costs associated with higher selling and conversion activities.

         Research and development expenses increased 31.9% from $2.5 million for the three months ended March 31, 1999 to $3.3 million for the three months ended March 31, 2000, and increased as a percentage of revenues from 2.1% to 2.3%. The increases resulted from increased expenses to support additional research and development activities.

         Amortization of intangible assets increased $1.0 million for the three months ended March 31, 2000, over the same period last year due to a higher level of intangible assets associated with acquisitions.

         The income tax provision of $13.0 million for the three months ended March 31, 2000 increased from $10.9 million for the three months ended March 31, 1999 due to higher taxable income. The provision represents an effective tax rate of 39.5% and 40.0% for the periods ended March 31, 2000 and 1999, respectively. The lower effective tax rate in the current quarter is attributable to recently completed tax planning initiatives.

COMPARISON OF THE NINE MONTHS ENDED MARCH 31, 2000 WITH THE NINE MONTHS ENDED MARCH 31, 1999.

         Revenues increased 24.1% from $335.2 million for the nine months ended March 31, 1999 to $416.0 million for the nine months ended March 31, 2000. This growth was derived from sales to new clients, existing client growth, cross sales to existing clients and revenues from acquired businesses, partially offset by lost business.

         Service and operating expenses increased 26.4% from $190.9 million during the nine months ended March 31, 1999 to $241.4 million for the nine months ended March 31, 2000, and increased as a percentage of revenues from 57.0% to 58.0%. The increases resulted from additional costs associated with greater revenues.

         General and administrative expenses increased 14.7% from $50.5 million during the nine months ended March 31, 1999, to $57.9 million for the nine months ended March 31, 2000, and decreased as a percentage of revenues from 15.1% to 13.9%. The dollar increase primarily resulted from additional costs associated with greater revenues. The decrease as a percentage of revenues resulted from further utilization of existing general and administrative support resources.

         Selling and conversion expenses increased 22.3% from $16.7 million for the nine months ended March 31, 1999 to $20.4 million for the nine months ended March 31, 2000, and decreased as a percentage of revenues from 5.0% to 4.9%.

         Amortization of intangible assets increased 57.9% for the nine months ended March 31, 2000, over the same period last year due to a higher level of intangible assets related to acquisitions.

         During the nine months ended March 31, 1999, the Company wrote off $19.0 million of acquired in-process research and development associated with the acquisition of Greenway Corporation and incurred $0.4 million of merger-related expenses.

         The income tax provision of $30.8 million for the nine months ended March 31, 2000 increased from $25.6 million for the nine months ended March 31, 1999 primarily due to higher taxable income. The provision represents an effective tax rate of 39.5% and 40.0% for the nine months ended March 31, 2000 and 1999, respectively, excluding the nonrecurring nondeductible charge of $19.0 million related to acquired in-process research and development incurred during the nine months ended March 31, 1999. The lower effective tax rate in the current fiscal nine months is attributable to recently completed tax planning initiatives.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2000, the Company had cash and cash equivalents of $52.7 million and working capital of $66.5 million. At March 31, 2000, the Company had outstanding borrowings of $9.0 million against its revolving credit facility to support working capital requirements. The credit facility bears interest at LIBOR plus a margin of 0.55%. The weighted average interest rate on outstanding borrowings at March 31, 2000 was 6.64%. At March 31, 2000, the Company had $0.7 million outstanding in letters of credit.

         Other current assets included in the accompanying balance sheet consist primarily of prepaid expenses, inventory, and customer funds required to be segregated that are held by the Company's Brokerage Services division. Customer funds required to be segregated may vary significantly from period to period.

         For the nine months ended March 31, 2000, operating activities provided cash of $64.1 million. Investing activities used cash of $14.6 million, primarily for the acquisition of intangibles of $5.2 million and capital expenditures of $20.5 million, offset by $5.4 million of net proceeds from dispositions and $2.8 million of net investment activity. Financing activities used cash of $46.5 million, primarily for the repurchase of common stock of $18.2 million and net repayments on borrowings of $43.0 million, offset by proceeds from the exercise of stock options of $12.4 million and issuance of stock of $2.2 million.

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

SEGMENT INFORMATION

         The following table sets forth operating revenue and operating income by business segment and for corporate operations for the three and nine months ended March 31, 2000 and 1999. For the nine months ended March 31, 1999, merger expenses and other charges of $0.4 million and acquired in-process research and development of $19.0 million are excluded from the operating results for a better understanding of the underlying performance of each segment.

                                                                          (in Thousands)
                                                      Three Months Ended                 Nine Months Ended
                                                           March 31,                          March 31,
                                                   -------------------------         -------------------------
                                                     2000             1999             2000             1999
                                                     ----             ----             ----             ----
        Operating Revenue:
           Information Services                    $ 46,332         $ 45,368         $130,492         $129,873
           Investment Services                       76,142           61,790          221,723          169,211
           Insurance and Education Services          23,183           14,144           63,799           36,100
                                                   --------         --------         --------         --------
             Total Operating Revenue               $145,657         $121,302         $416,014         $335,184
                                                   ========         ========         ========         ========

        Operating Income:
           Information Services                    $ 12,610         $ 12,211         $ 30,065         $ 29,312
           Investment Services                       14,846           11,764           37,070           29,585
           Insurance and Education Services           8,742            5,906           21,063           12,400
           Corporate                                 (3,350)          (2,867)          (9,627)          (8,236)
                                                   --------         --------         --------         --------
             Total Operating Income                $ 32,848         $ 27,014         $ 78,571         $ 63,061
                                                   ========         ========         ========         ========

         Revenue in the Information Services business segment increased $1.0 million, or 2.1%, during the three months ended March 31, 2000, compared to the same period last year. For the nine months ended March 31, 2000, revenues increased $0.6 million, or 0.5%, compared to the same period last year. The below normal revenue increase was primarily due to the June 1999 sale of the Marketing Solutions business and softness in Document Solutions software sales due to the residual Year 2000-related impact. Operating income in the Information Services business segment increased $0.4 million, or 3.3%, during the fiscal third quarter, resulting in operating margins of 27.2% and 26.9% for the three months ended March 31, 2000 and 1999, respectively. Margins increased slightly in the fiscal third quarter primarily due to the continued strong performance within the Information Solutions division. Operating income increased $0.8 million for the nine months ended March 31, 2000, resulting in operating margins of 23.0% and 22.6% for the nine months ended March 31, 2000 and 1999, respectively. Margins improved in the nine months ended March 31, 2000, primarily due to accelerated growth within the Information Solutions division and the sale of the Marketing Solutions business.

         Revenue in the Investment Services business segment increased $14.4 million, or 23.2%, during the three months ended March 31, 2000, compared to the same period last year. For the nine months ended March 31, 2000, revenues increased $52.5 million, or 31.0%, compared to the same period last year. The revenue increase was due to strong internal growth, including the acquisition of several new clients. Operating income in the Investment Services business segment increased $3.1 million, or 26.2%, during the fiscal third quarter, resulting in operating margins of 19.5% and 19.0% for the three months ended March 31, 2000 and 1999, respectively. Operating income increased $7.5 million for the nine months ended March 31, 2000, resulting in operating margins of 16.7% and 17.5% for the nine months ended March 31, 2000 and 1999, respectively. Margins declined in the nine months ended March 31, 2000, primarily due to conversion activities associated with a significant new client in the Brokerage Services division, costs incurred in the Fund Services division for the international expansion of outsourcing services, and expansion of the business development sales force.

         Revenue in the Insurance and Education Services business segment increased $9.0 million, or 63.9%, during the three months ended March 31, 2000, compared to the same period last year. For the nine months ended March 31, 2000, revenues increased $27.7 million, or 76.7%, compared to the same period last year. The revenue increase was due to strong internal growth and the acquisitions of EXAMCO, Inc., Poage Insurance Services, and Dover International. Operating income in the Insurance and Education Services business segment increased $2.8 million, or 48.0%, during the fiscal third quarter, resulting in operating margins of 37.7% and 41.8% for the three months ended March 31, 2000 and 1999, respectively. Operating income increased $8.7 million, or 69.9%, for the nine months ended March 31, 2000, resulting in operating margins of 33.0% and 34.4% for the nine months ended March 31, 2000 and 1999, respectively. Margins declined in the fiscal third quarter and for the nine months ended March 31, 2000 due to the inclusion of the Education Services division that was acquired in the fourth quarter of fiscal 1999 and whose margins are lower than the Insurance Services division.

         Corporate operations represent charges for the Company's human resources, legal, accounting and finance functions, and various other unallocated overhead charges. Increased expenses of $0.5 million and $1.4 million in the three and nine months ended March 31, 2000, respectively, were in line with the Company's overall growth.

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

         The Company believes it developed an effective plan to address the Year 2000 issues and that, based on available information, its Year 2000 transition had no material effect on its business, operations, or financial results. The Company incurred expenditures for Year 2000 testing and remediation of approximately $0.8 million and $1.8 million for the nine months ended March 31, 2000 and 1999, respectively.

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


                            THE BISYS GROUP, INC.

Date: May 12, 2000          By:   /s/ Dennis R. Sheehan
     ---------------              ----------------------------------------------
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