Form 10-K
period 2000-06-30
BISYS GROUP INC
filed 2000-09-15
CIK 883587

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 2000.
                                                     OR
[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM         TO        .

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.         Yes X     No  __

         Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [ ]

         State the aggregate market value of voting stock held by nonaffiliates of the Registrant as of September 11, 2000: $2,015,098,399.

         Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of September 11, 2000: 28,083,063 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE: List the following documents if incorporated by reference and the part of the Form 10-K into which the document is incorporated: (1) Any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933.

Fiscal 2000 Annual Report to Shareholders--Part II and IV; Proxy Statement for November 16, 2000 Annual Meeting--Part III

                              THE BISYS GROUP, INC.
                                    FORM 10-K
                                  JUNE 30, 2000



                                                                                                 PAGE
                                                                                                 ----
Part I

  Item 1.    Business...............................................................................1
  Item 2.    Properties........................................................................... 12
  Item 3.    Legal Proceedings.................................................................... 13
  Item 4.    Submission of Matters to a Vote of Security Holders...................................13

Part II

  Item 5.    Market for the Registrant's Common Equity and Related
                 Stockholder Matters...............................................................13
  Item 6.    Selected Financial Data...............................................................14
  Item 7.    Management's Discussion and Analysis of Financial Condition
                 and Results of Operations.........................................................14
  Item 7A.   Quantitative and Qualitative Disclosures About Market Risk............................14
  Item 8.    Financial Statements and Supplementary Data...........................................14
  Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........................................................14

Part III

  Item 10.   Directors and Executive Officers of the Registrant....................................14
  Item 11.   Executive Compensation................................................................14
  Item 12.   Security Ownership of Certain Beneficial Owners and Management........................14
  Item 13.   Certain Relationships and Related Transactions........................................14

Part IV

  Item 14.   Exhibits, Financial Statement Schedules, and
                 Reports on Form 8-K...............................................................14

         Some of the statements in this report are not historical facts and are "forward-looking statements" (as defined in the Private Securities Litigation Reform Act of 1995). These statements use words such as "believes," "expects," "intends," "may," "will," "should," "anticipates," and other similar words and, among other things, describe our current strategies, opinions, expectations of future results and other forward-looking information. We derive forward-looking information from information which we currently have and numerous assumptions which we make. We cannot assure that results which we anticipate will be achieved since results may differ materially because of both known and unknown risks and uncertainties which we face. Factors which could cause actual results to differ materially from our expectations include, but are not limited to, those discussed below under the heading "Risk Factors" and other risks and uncertainties we identify from time to time in filings with the Securities and Exchange Commission. We do not promise to update such forward-looking statements to reflect actual results or changes in assumptions or other factors that could affect these statements.


                                     PART I

ITEM I.  BUSINESS.

         The BISYS(R) Group, Inc. and its wholly-owned subsidiaries ("BISYS" or the "Company") supports more than 11,000 financial institutions and corporate clients through its integrated business units. BISYS provides information processing and check imaging solutions to more than 1,300 financial institutions nationwide; distributes and administers over 80 families of mutual funds consisting of more than 1,000 portfolios; provides retirement plan recordkeeping services to approximately 6,000 companies in partnership with 30 of the nation's leading bank and investment management companies; and provides insurance distribution solutions, professional certification training and licensing and continuing education, and investment industry consulting services.

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

         June 1996 -- T.U.G., Inc., now part of BISYS Insurance and Education Services, provides insurance distribution services to the financial services industry;

         August 1997 -- Charter Systems, Inc., subsequently renamed BISYS Networking Services, Inc., an enterprise-wide network services company which provides network planning, design, implementation and 24-hour monitoring and performance analysis for multi-vendor local and wide area network environments. In June 2000, BISYS sold the outstanding capital stock of BISYS Networking Services, Inc. to an unaffiliated third party;

         August 1997-- Dascit/White & Winston, Inc. and affiliated companies, now part of BISYS Insurance and Education Services, an outsourcer of group health care and life insurance services;

         September 1997-- Benefit Services, Inc., now part of BISYS Insurance and Education Services, an outsourcer of long-term health care insurance services;

         May 1998 --Underwriters Service Agency, now part of BISYS Insurance and Education Services, a provider of insurance distribution services;

         July 1998 -- Corelink Resources Inc., and affiliated entities, now known as BISYS Brokerage Services, a distributor and marketer of investment products and services. In February 2000, BISYS transferred a portion of the BISYS Brokerage Services business to a different subsidiary and sold the outstanding capital stock of this subsidiary to an unaffiliated third party;

         August 1998 --The Potomac Group, now part of BISYS Insurance and Education Services, a distributer of life insurance products and services;

         September 1998 --Greenway Corporation, a check imaging software provider, now part of BISYS Document Solutions;

         April 1999 -- EXAMCO, Inc., now part of BISYS Insurance and Education Services, a provider of internet-based professional certification training and continuing education for the financial services industry;

         April 1999 -- Poage Insurance Services, Inc. and an affiliated entity, now part of BISYS Insurance and Education Services, an independent life insurance distributor serving the western United States;

         April 1999 -- Mutual fund administration business of Bachmann Asset Management Limited, a provider of mutual fund administration services in Guernsey, Channel Islands;

         May 1999 -- HML, Inc., the parent company of Dover International, and affiliated entities, now part of BISYS Insurance and Education Services, a provider of professional certification training, continuing education and other support services for the financial services industry;

         June 1999 -- The Retained Asset Account division of State Street Bank & Trust Company, now part of BISYS Information Solutions, a provider of retained asset services to life and property and casualty insurance companies; and

         May 2000 -- The Luxembourg based fund administration business of Credit Lyonnais Asset Management, a provider of fund administration services to asset management clients throughout Europe.

         In addition, since the end of the fiscal year ended June 30, 2000, BISYS has completed the following acquisitions:

         July 2000 -- Pictorial Holdings, Inc., the parent company of Pictorial, Inc., a provider of professional certification training and licensing and compliance software products for the financial services industry; and

         July 2000 -- Ascensus Insurance Services, Inc. and affiliated entities, a provider of distribution services for life insurance, annuity and long term care insurance products and services.

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

         FOCUS ON CLIENT SERVICE. BISYS seeks to thoroughly understand the financial services industry and proactively respond to its evolving support requirements. Its industry recognized customer service and rewarding levels of customer satisfaction are based on decades of day-to-day experience, innovative support tools, and a company-wide commitment to strengthen every client relationship with unsurpassed service.

         GROW INTERNALLY AND SELL AGGRESSIVELY. BISYS seeks to sell its business solutions to new clients and cross-sell additional products and services to its existing clients. It intends to continue to focus highly targeted sales initiatives on growing markets and introduce new solutions that will enable its clients to retain existing customers, attract new customers and enter new markets. BISYS seeks to grow and profit from its clients' growth and success.

         LEVERAGE BUSINESS AND PRODUCT SYNERGY. BISYS seeks to capitalize on the inherent synergy among its groups and leverage its existing outsourcing platforms across traditional business lines to capitalize on the significant opportunities being generated by the converging financial services industry. It will continue to seek to acquire complementary firms capable of enhancing its product lines, competitive positioning, client relationships and shareholder value.

         LEVERAGE TECHNOLOGICAL ADVANCEMENTS. BISYS seeks to invest in and integrate advanced technologies capable of enhancing its outsourcing platforms. It will continue to seek to leverage the tremendous power of the Internet to re-invent how it supports global clients and delivers products, services and vital information.

         OPTIMIZE HUMAN RESOURCES. BISYS values the contribution of its employees who represent critical technical and business disciplines in the financial services industry. BISYS depends on this collective experience and expertise to sustain its industry leadership and growth.

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

         Using integrated central and client site solutions, the TOTALPLUS product line supports most aspects of a banking institution's automation requirements. The TOTALPLUS Solution is a comprehensive system, providing bank-wide automation which enables community banks more effectively to compete with super regionals, banks serving a national marketplace, and non-bank competitors. The TOTALPLUS family of products and services provides bank-wide automation, integrating mainframe-based, central site and PC-based client site applications. During fiscal year 1998, BISYS launched the banking industry's first true client/server outsourcing alternative based on an open computing environment. BISYS also introduced full-service Internet banking, data warehousing and document imaging. In fiscal year 2000, BISYS introduced a new line of "thin client" solutions delivered in an Application Service Provider ("ASP") environment. ASP, an emerging delivery method, relieves BISYS' clients of the high costs and risks associated with implementing and maintaining the latest technology-based business solutions. The BISYS solution provides diverse financial organizations with the ability to customize each application to meet specialized processing requirements and priorities.

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

         Through its Retained Asset Account processing business, BISYS has expanded its data processing services to include servicing the retained asset programs of more than 100 of the largest life and property/casualty insurance carriers in the United States. This data processing is performed on the TOTALPLUS host computer system.

         BISYS is a leader in providing image-based technology software to financial institutions, including sophisticated Internet-based delivery and access solutions. These imaging solutions convert traditional paper-based checks and other documents into digital images that can be accessed electronically. More than 1,000 banks, credit unions and service bureaus are using BISYS image-based technology software representing the majority of all bank check imaging systems in the country for the community bank market. This software, designed to provide a fully integrated image environment, uses microcomputer technology and supports the majority of image enabled transports available today. This product family includes image capture and archive, image statements, e-mail statement delivery, image proof of deposit, return item/image processing, image signature verification, courtesy amount recognition, CD-ROM image delivery, customer financial analysis and full Internet access.

BISYS INVESTMENT SERVICES

         BISYS Investment Services provides distribution, administration, fund accounting and transfer agency services to over 80 mutual fund complexes encompassing more than 1,000 individual portfolios with a market value exceeding $300 billion in assets. In addition, BISYS provides administration, distribution and marketing of investment products for financial institutions. BISYS also provides 401(k) plan marketing support, administration and recordkeeping services to many of the nation's leading bank and investment management companies.

         BISYS distributes and administers proprietary open-end "mutual funds" registered under the Investment Company Act of 1940 (the "Investment Company Act"). BISYS provides distribution services, including the development of joint and external sales and marketing programs and administrative services, including responsibility for administration, transfer agency, shareholder services, compliance and fund accounting. BISYS also provides distribution services through its various wholly-owned broker/dealer subsidiaries. In order to assist its clients' mutual fund sales efforts, BISYS maintains a distribution sales force to raise additional assets for its clients' funds.

         BISYS integrates its banking and mutual fund expertise to provide a wide array of specialized services, including sweep and wrap account processing. More than a traditional administrator and distributor, BISYS takes a consultative approach to its client relationships, offering innovative, fee-generating and cost-effective solutions to expand and manage the banking institution's mutual fund business. BISYS offers its clients a complete turnkey outsourcing solution for mutual fund operations which includes comprehensive marketing, institutional sales, retail sales, telemarketing, development of new products and markets and institutional and retail shareholder servicing centers. BISYS designs, plans and implements strategies to help mutual funds attain critical mass, reach new prospects and markets and add value in an increasingly competitive market. In addition to its domestic business, BISYS provides distribution and administrative services to offshore fund complexes through its Dublin, Ireland, London, England, Guernsey, Channel Islands and Luxembourg operations.

         BISYS provides 401(k) plan services for small- and medium-sized companies, providing outsourcing solutions to financial organizations and corporate clients for marketing and sales support and administration and participant recordkeeping services for corporate sponsored 401(k) plans. BISYS maintains partnerships with financial organizations including banks and investment and insurance companies and provides marketing and proposal support for their sale of their 401(k) plan investment products. BISYS markets to and builds systems linkage with these investment manager partners and enables them to concentrate on selling 401(k) plans while BISYS provides the administrative and recordkeeping functions for the fund sponsor. On an ongoing basis, BISYS performs 401(k) participant recordkeeping and other services including daily valuation of participant balances, administering 401(k) loans, discrimination testing, participant statements and participant communications. Targeted at companies with fewer than 500 employees -- one of the fastest growing segments of the retirement plan market -- BISYS services approximately 6,000 corporate-sponsored retirement plans covering more than 600,000 employee participants.

BISYS INSURANCE AND EDUCATION SERVICES

         BISYS provides outsourcing services for the distribution of life insurance, annuities, group health and long-term care products. BISYS is a full-service distributor and administrator of insurance services and employs strategic alliances with major insurance companies and national producer groups to provide a full range of outsourcing services for insurance product distribution. BISYS services a network of, and markets products and services through, more than 100,000 insurance agents and brokers nationwide. BISYS offers a full-service, single source solution to support banks' and other financial institutions' initiatives to offer insurance services to their customer bases. BISYS allows clients to use their various distribution channels to offer insurance products and services, ranging from annuities and commodity term products to estate planning products. In addition to product solutions, BISYS provides clients with the systems and services expertise necessary to support their sale of insurance products, including licensing management, marketing and proposal support, application processing and advanced underwriting and commission accounting and processing.

         BISYS provides comprehensive training and education programs to corporate clients to enable securities brokers, insurance agents and securities traders to obtain initial licensure, advanced designations (including, among others, Chartered Life Underwriter, Chartered Financial Consultant, Certified Financial Planner and Chartered Financial Analyst) and continuing education programs. During fiscal year 2000, investment and insurance professionals enrolled in more than 400,000 of BISYS' training courses.

CONTRACTS

         Services are provided to BISYS clients, for the most part, on the basis of contracts which renew for successive terms, unless terminated by either party. Contracts for distribution services to mutual funds, as required by the Investment Company Act, provide that such contracts may continue for a period longer than two years only if such continuance is specifically approved at least annually by both a majority of the disinterested directors and either the other members of the board of directors or the holders of a majority of the outstanding shares of the fund. Contracts with insurance carriers providing products for BISYS customers provide for compensation based on a percentage of premiums paid and transaction charges and are generally cancellable on less than 90 days notice at the discretion of the parties. BISYS Insurance Services also maintains long-term contracts with the distribution arms of a number of insurance companies, producer groups and banks to provide insurance products and services. BISYS' Education Services products are generally provided to customers on an "as-needed" basis pursuant to long-term programs which are, in some cases, recommended by BISYS to its customers.

         BISYS fee structure for data processing clients is based primarily on number of accounts, loans, participants and/or transactions handled for each service, in some cases, subject to minimum charges, plus additional charges for special options, services and features. BISYS fee structure for mutual fund services clients is based primarily on the average daily net asset value of the fund, in some cases, subject to minimum charges. BISYS 401(k) fee structure is based upon the number of eligible participants in a plan subject to certain minimums. BISYS check imaging software is licensed subject to a one-time fee with recurring maintenance fees. BISYS Insurance Services' fee structure is generally based on sharing a percentage of commissions and/or profits received by BISYS with its clients.

         Although contract terminations and non-renewals have an adverse affect on recurring revenues, BISYS believes that the contractual nature of its businesses, combined with its historical renewal experience, provides a high level of recurring revenues.

CLIENT BASE

         BISYS clients are located in all 50 states and several international locations, principally the United Kingdom. BISYS provides outsourcing solutions to commercial banks, mutual savings institutions, thrift organizations, mutual funds, insurance companies, insurance producer groups, corporate clients and other financial organizations including investment counselors and brokerage firms. Total revenue from unaffiliated clients located outside the United States for fiscal 1998, 1999 and 2000, was approximately $2.0 million, $10.8 million and $20.5 million, respectively.

DISASTER RECOVERY SYSTEMS

         Where appropriate, BISYS has implemented a disaster recovery system for its various businesses. The key restoration services include off-site storage and rotation of critical files, availability of a third-party "hot site" and telecommunications recovery capability. BISYS believes that its single product and consistent platform approach to data processing and communications and other operating procedures enable it to achieve greater efficiencies in maintaining and enhancing its disaster recovery systems, the capabilities of which are routinely tested by BISYS with the cooperation of its clients. Within the Information Services Group, BISYS has also developed and markets a microcomputer-based client site disaster recovery planning product that is specifically designed to meet the compliance needs of its financial institution clients.

YEAR 2000

         The Company believes that it has addressed any significant Year 2000 issues associated with its existing computer systems, software applications, communications systems and other technology equipment in a timely manner. The Company believes that its Year 2000 transition had no material effect on its business, operations or financial results. The Company incurred expenditures for Year 2000 testing and remediation of approximately $800,000 in fiscal 2000 and $3.0 million in each of fiscal 1999 and 1998.

SALES, MARKETING AND CLIENT SUPPORT

         BISYS sells its services directly to potential clients and supports insurance agents and companies, brokerage firms and other entities in their endeavors to gain new clients. In addition to direct sales, BISYS utilizes reseller/distributors to sell its software. BISYS has a number of sales offices located throughout the United States.

         BISYS utilizes an account executive staff which provides client account management and support. In accordance with BISYS strategy of providing a single source solution to its clients, the account executive staff also markets and sells additional services to existing clients and manages the contract renewal process. Using centralized resources, BISYS provides its direct sales staff and account executives with marketplace data, presentation materials and telemarketing data. BISYS maintains client support personnel at its principal locations, which is responsible for day-to-day interaction with clients and also markets BISYS products and services to existing clients.

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

         BISYS principal competitors are independent vendors of computer software and services, in-house departments, affiliates of financial institutions or large computer hardware manufacturers, processing centers owned and operated as user cooperatives, insurance companies, third party administration firms, mutual fund companies and brokerage firms. BISYS believes that no single competitor offers the full range of products and services that are offered by BISYS.

RESEARCH AND DEVELOPMENT

         In order to meet the changing needs of the financial organizations that it serves, BISYS continually evaluates, develops, maintains and enhances various application software and other technology used in its business. During fiscal 1998, 1999 and 2000, BISYS spent approximately $11.7 million, $11.5 million and $12.5 million, respectively, on research and development, primarily focused on its proprietary systems. Most of BISYS central site application software used in its bank data processing business has been developed internally, and a majority of the client site application software is licensed from third parties and integrated with BISYS' existing systems.

PROPRIETARY RIGHTS

         BISYS regards certain of its software as proprietary and relies upon trade secret law, internal nondisclosure guidelines and contractual provisions in its license, services and other agreements for protection. Other than one patent relating to its check imaging system, BISYS does not hold any registered patents or registered copyrights on its software. BISYS believes that legal protection of its software is less significant than the knowledge and experience of BISYS management and personnel and their ability to develop, enhance and market new products and services. BISYS believes that it holds all proprietary rights necessary for the conduct of its business.

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

         In addition, BISYS broker/dealer subsidiaries are subject to SEC Rule 15c3-1 (commonly known as the "Net Capital Rule"). The Net Capital Rule, which specifies the minimum amount of net capital required to be maintained by broker/dealers, is designed to measure the general financial integrity and liquidity of broker/dealers and requires that a certain part of broker/dealers' assets be kept in relatively liquid form. Failure to maintain the required minimum amount of net capital may subject a broker/dealer to suspension or revocation of licenses, registration or membership with the New York Stock Exchange, Inc., the SEC, the NASD, and various state securities law administrators and may ultimately require liquidation of the broker/dealer. Under certain circumstances, the Net Capital Rule also prohibits payment of cash dividends, redemption or repurchase of stock, distribution of capital and prepayment of subordinated indebtedness. Thus, compliance with the Net Capital Rule could restrict BISYS ability to withdraw capital from its broker/dealer subsidiaries. At June 30, 2000, each BISYS broker/dealer subsidiary met or exceeded the requisite net capital requirement. At June 30, 2000, the BISYS broker/dealer subsidiaries had aggregate net capital of approximately $13.8 million, which exceeded the requirements of the Net Capital Rule by approximately $11.2 million.

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

         The recently adopted Financial Services Modernization Act of 1999 (the "Act") repeals key provisions of the Glass-Steagall Act and lifts many restrictions limiting banks from the underwriting and distribution of securities. As a result of these recent regulatory changes, BISYS expects that some of its bank customers with proprietary mutual funds may, over time, internalize certain distribution functions currently provided by BISYS. At the same time, BISYS believes this change may result in additional demand for its outsourcing services as financial institutions provide new services to their customers. The near-term and long-term impact of this legislative change on BISYS' business and results of operations are uncertain. Although there can be no assurance, at this time BISYS does not expect a material adverse impact on its business or results of operations as a result of the Act.

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

EMPLOYEES

         As of June 30, 2000, BISYS employed approximately 3,200 employees. None of its employees is represented by a union and there have been no work stoppages, strikes or organization attempts. BISYS believes that its relations with its employees are good.

         The service nature of BISYS makes its employees an important corporate asset. Most employees are not subject to employment agreements; however, a limited number of executives of BISYS operating subsidiaries have such agreements.

RISK FACTORS

The recent adoption of the Financial Services Modernization Act of 1999 could adversely impact our business

         The recent adoption of the Financial Services Modernization Act of 1999 repeals key provisions of the Glass-Steagall Act and lifts many restrictions limiting banks from the underwriting and distribution of securities. As a result of these recent regulatory changes, BISYS expects that some of its bank customers with proprietary mutual funds may, over time, internalize certain distribution functions currently provided by BISYS. If that were to happen, it could have a material adverse impact on our business and results of operations.

Our business can be significantly affected by direct and indirect governmental regulation

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

Our systems may be subject to infiltration by unauthorized persons

We maintain and process data on behalf of our clients, some of which is critical to the business operations of our clients. For example, our Information Services Group maintains account information for our bank and insurance company clients it services and our Investment Services Group maintains transfer agency records and processes trades for our mutual fund clients. While we believe that we have adequate safeguards to protect against unauthorized access to our information technology systems, should our systems be infiltrated and damaged by unauthorized persons, our clients could experience data loss, financial loss and significant business interruption. If that were to occur, it could have a material adverse effect on our business, financial condition and results of operations.

Our stock price is volatile

         The market price of our common stock has been volatile. From January 1, 1999 to June 30, 2000, the last sale price of our common stock ranged from a low of $41.9688 per share to a high of $68.625 per share.

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

ITEM 2.  PROPERTIES.

         All principal properties of the Company are leased. The following table provides certain summary information with respect to such principal properties as of June 30, 2000:

Location                   Function                              Sq. Feet           Expiration Date
--------                   --------                              --------           ---------------
Little Falls, NJ           Corporate headquarters                  10,893                   2007
Houston, TX                Information Services
                           Service Center                          58,568                   2001
Cherry Hill, NJ            Information Services
                           Data processing center                  35,625                   2011
Lombard, IL                Information Services
                           Data processing center                  25,240                   2010
Columbus, OH               Investment Services
                           Service Center                          143,552                  2005
Ambler, PA                 Investment Services
                           Service Center                          88,218                   2002
Birmingham, AL             Information Services
                           Service Center                          22,104                   2001
Harrisburg, PA             Insurance & Education Services
                           Service Center                          33,982                   2007
New York, NY               Investment Services and Insurance
                           & Education Services
                           Service Center                          35,897                   2008
Atlanta, Georgia           Information Services and Insurance
                           & Education Services
                           Service Center                          35,034                   2007

         In addition to the principal facilities listed above, BISYS also leases certain other office and data processing facilities with leases expiring periodically over the next fifteen years.

         BISYS owns or leases central processors and associated peripheral equipment used in its data processing operations and communications network, 401(k) business and electronic banking business.

         BISYS believes that its existing facilities and equipment, together with expansion in the ordinary course of business, are adequate for its present and foreseeable needs.

ITEM 3.  LEGAL PROCEEDINGS.

         BISYS is involved in litigation arising in the ordinary course of business. Management believes that BISYS has adequate defenses and/or insurance coverage against claims arising in such litigation and that the outcome of these proceedings, individually or in the aggregate, will not have a material adverse effect upon BISYS financial position, results of operations or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matter was submitted to a vote of security holders of the Company during the fourth quarter of fiscal 2000.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Certain of the information required in Item 5 is incorporated herein by reference to page 36 of the Company's 2000 Annual Report to Shareholders (the "Annual Report") under the heading "Market Price Information" and Note 4 to the Company's consolidated financial statements included therein. The Company has not paid or declared any cash dividends during its most recent two fiscal years. Portions of the Annual Report incorporated by reference in this report are included in this report as Exhibit 13.

ITEM 6.  SELECTED FINANCIAL DATA.

         The information required by this Item 6 is incorporated herein by reference to page 18 of the Annual Report, included in this report as Exhibit 13.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The information required by this Item 7 is incorporated herein by reference to pages 19 through 22 of the Annual Report, included in this report as Exhibit 13.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         BISYS does not have material exposure to market risk from derivative or non-derivative financial instruments. BISYS does not utilize such instruments to manage market risk exposures or for trading or speculative purposes. The Company does, however, invest available cash and cash equivalents in highly-liquid financial instruments with original maturities of three month or less. As of June 30, 2000, BISYS had approximately $70.2 million of cash and cash equivalents invested in highly-liquid debt instruments purchased with original maturities of three months or less, including $16.3 million of overnight repurchase agreements. BISYS believes that potential near-term losses in future earnings, fair values and cash flows from reasonably possible near-term changes in the market rates for such instruments are not material to BISYS.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The information required by this Item 8 is incorporated herein by reference to pages 23 through 35 of the Annual Report, included in this report as Exhibit 13.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS IN ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

                                    PART III

         Pursuant to Instruction G(3) to Form 10-K, the information required by Items 10 through 13 of this report is incorporated by reference from the Company's definitive proxy statement, which is expected to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the Registrant's fiscal year.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)(1)  Financial Statements

         The consolidated financial statements of the Company as of June 30, 2000 and 1999 and for each of the three fiscal years for the period ended June 30, 2000, together with the report of PricewaterhouseCoopers LLP dated August 4, 2000, are incorporated herein by reference to pages 23 through 35 of the Annual Report, included in this report as Exhibit 13.

          (a)(2)  Financial Statement Schedules

          All financial statement schedules are omitted for the reason that they are either not applicable or not required or because the information required is contained in the consolidated financial statements or notes thereto.

          (a)(3)  Reports on Form 8-K

                  No reports on Form 8-K were filed with the SEC during the quarter ended June 30, 2000.

          (b)     Exhibits:

  3.1     --      Amended and Restated Certificate of Incorporation of The BISYS
                  Group, Inc. (Incorporated by reference to the Registrant's
                  Registration Statement No. 333-02932.)

  3.2     --      Amended and Restated By-Laws of The BISYS Group, Inc.,
                  (Incorporated by reference to Exhibit 3.2 to the Registrant's
                  Annual Report on Form 10-K for the year ended June 30, 1997.)

  4.1     --      Rights Agreement, dated as of May 8, 1997, by and between
                  The BISYS Group, Inc. and The Bank of New York, as Rights
                  Agent (including the form of Rights Certificate as Exhibit A).
                  (Incorporated by reference to Exhibit 2.1 of Form 8-A filed on May 8, 1997 with the SEC.)

10.1      --      Letter Agreement dated May 12, 1995 between the Registrant and Lynn J. Mangum. (Incorporated by reference to Exhibit
                  10.18 to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1995, Commission File No. 0-19922.)

10.2      --      Deferred Compensation Plan (Incorporated by reference to
                  Exhibit 10.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1998, Commission File No.
                  0-19922.)

10.3      --      Executive Life Insurance Plan (Incorporated by reference to
                  Exhibit 10.3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1998, Commission File No.
                  0-19922.)

10.4      --      The BISYS Group, Inc. Executive Officer Annual Incentive Plan.
                  (Incorporated by reference to Exhibit C to Registrant's proxy statement for its 1999 annual meeting of stockholders, Commission File No. 0-19922.)

10.5      --      The BISYS Group, Inc. Amended and Restated Stock Option and
                  Restricted Stock Purchase Plan. (Incorporated by reference to
                  Exhibit 10.23 to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1994, Commission File No.
                  0-19922.)

10.6      --      The BISYS Group, Inc. 1995 Stock Option Plan.  (Incorporated
                  by reference to Exhibit A to the Registrant's proxy statement for its 1995 annual meeting of stockholders, filed with the SEC, Commission File No. 0-19922.)

10.7      --      The BISYS Group, Inc. 1996 Stock Option Plan.  (Incorporated
                  by reference to Exhibit A to Registrant's proxy statement for its 1996 annual meeting of stockholders, Commission File No.
                  0-19922.)

10.8      --      The BISYS Group, Inc. 1999 Equity Participation Plan.
                  (Incorporated by reference to Exhibit B to Registrant's proxy statement for its 1999 annual meeting of stockholders, Commission File No. 0-19922.)

10.9      --      BISYS 401(k) Savings Plan. (Incorporated by reference to
                  Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1999, Commission File No.
                  0-19922.)

10.10     --      The BISYS Group, Inc. Non-Employee Directors' Stock Option
                  Plan, as amended (Incorporated by reference to Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1998, Commission File No. 0-19922.)

10.11     --      Executive Loan Agreement (Incorporated by reference to
                  Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, Commission File No.
                  0-19922.)

10.12     --      Lease of Little Falls, New Jersey facility dated January 9,
                  1991. (Incorporated by reference to Exhibit 10.24 of the Registrant's Registration Statement No. 33-45417.)

10.13*    --      Extension and Fourth Modification of Lease for Little Falls,
                  New Jersey facility dated March 30, 2000.

10.14     --      Lease of Cherry Hill, New Jersey facility dated November 29,
                  1990. (Incorporated by reference to Exhibit 10.25 of the Registrant's Registration Statement No. 33-45417.)

10.15*    --      Lease Renewal for Cherry Hill, New Jersey facility dated
                  August 17, 2000.

10.16     --      Lease of Lombard, Illinois facility dated May 29, 1990.
                  (Incorporated by reference to Exhibit 10.27 of the Registrant's Registration Statement No. 33-45417.)

10.17*    --      Lease Amendment for Lombard, Illinois facility dated March 28,
                  2000.

10.18     --      Lease of Houston, Texas facility dated June 30, 1986.
                  (Incorporated by reference to Exhibit 10.28 of the Registrant's Registration Statement No. 33-45417.)

10.19     --      Lease of Ambler, Pennsylvania facility dated April 4, 1989.
                  (Incorporated by reference to Exhibit 10.29 to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1993, Commission File No. 0-19922.)

10.20     --      Lease of Columbus, Ohio facility dated August 30, 1994 as
                  amended by First Amendment dated April 14, 1995. (Incorporated by reference to Exhibit 10.36 to the Registrant's Annual
                  Report on Form 10-K for the fiscal year ended June 30, 1995, Commission File No. 0-19922.)

10.21     --      Lease of New York, New York facility dated February 26,
                  1998 (Incorporated by reference to Exhibit 10.15 to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1998, Commission File No. 0-19922.)

10.22     --      Lease of Harrisburg, Pennsylvania facility dated October
                  24, 1997 (Incorporated by reference to Exhibit 10.16 to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1998, Commission File No. 0-19922.)

10.23*    --      Lease of Atlanta, Georgia facility dated December 9, 1999.

10.24     --      Credit Agreement by and among The BISYS Group, Inc., the
                  Lenders party thereto, The Chase Manhattan Bank, The First
                  National Bank of Chicago, First Union National Bank and Fleet
                  Bank, National Association, as co-Agents, and The Bank of New
                  York, as Administrative Agent, with BNY Capital Markets, Inc., as Arranger, dated as of June 30, 1999, without exhibits.
                  (Incorporated by reference to Exhibit 10.17 to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1999, Commission File No. 0-19922.)

10.25     --      Stock Purchase Agreement dated as of May 26, 2000, between
                  The BISYS Group, Inc. and PRIMEDIA, Inc. relating to the acquisition of Pictorial, Inc. (Incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K for the date July 1, 2000, Commission File No. 0-19922.)

13*       --      Pages 18 - 36 of the Registrant's 2000 Annual Report to
                  Shareholders.

21*       --      List of significant subsidiaries of The BISYS Group, Inc.

23*       --      Consent of PricewaterhouseCoopers LLP.

27*       --      Financial Data Schedule


*Filed herewith.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       The BISYS Group, Inc.

Date:  September 15, 2000              By:     /s/ Dennis R. Sheehan
                                          -----------------------------------
                                                   Dennis R. Sheehan
                                                   Executive Vice President and
                                                   Chief Financial Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 15th day of September, 2000.

          Signature                                           Title
          ---------                                           -----
       /s/  Lynn J. Mangum           Director, Chairman of the Board, President and Chief
----------------------------------             Executive Officer (Principal Executive Officer)
           (Lynn J. Mangum)


       /s/ Dennis R. Sheehan         Executive Vice President and Chief Financial Officer
----------------------------------             (Principal Financial and Accounting Officer)
          (Dennis R. Sheehan)

       /s/  Robert J. Casale         Director
----------------------------------
          (Robert J. Casale)

       /s/  Thomas A. Cooper         Director
----------------------------------
          (Thomas A. Cooper)

       /s/  Jay W. DeDapper          Director
----------------------------------
           (Jay W. DeDapper)

       /s/  John J. Lyons            Director
----------------------------------
           (John J. Lyons)

       /s/  Thomas E. McInerney      Director
----------------------------------
           (Thomas E. McInerney)

       /s/ Joseph J. Melone          Director
----------------------------------
          (Joseph J. Melone)

                        INDEX TO EXHIBITS FILED HEREWITH


EXHIBIT NO.       DESCRIPTION


10.13    --        Extension and Fourth Modification of Lease for Little
                   Falls, New Jersey facility dated March 30, 2000.

10.15    --        Lease Renewal for Cherry Hill, New Jersey facility dated
                   August 17, 2000.

10.17    --        Lease Amendment for Lombard, Illinois facility dated March
                   28, 2000.

10.23    --        Lease of Atlanta, Georgia facility dated December 9, 1999.

13       --        Pages 18 - 36 of the Registrant's 2000 Annual Report to
                   Shareholders.

21       --        List of significant subsidiaries of The BISYS Group, Inc.

23       --        Consent of PricewaterhouseCoopers LLP

27       --        Financial Data Schedule