Form 10-Q
period 2000-09-30
BISYS GROUP INC
filed 2000-11-14
CIK 883587

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)


[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

YES X    NO
   ---     ---

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE:

              Class                      Shares Outstanding at November 6, 2000
--------------------------------------   --------------------------------------

Common Stock, par value $.02 per share                56,679,592
                                         --------------------------------------

                        This document contains 19 pages.
                                               --

================================================================================

                              THE BISYS GROUP, INC.

                               INDEX TO FORM 10-Q





PART I.  FINANCIAL INFORMATION                                                                   PAGE

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheet as of September 30, 2000
                      and June 30, 2000                                                            3

                  Condensed Consolidated Statement of Operations for the three months
                      ended September 30, 2000 and 1999                                            4

                  Condensed Consolidated Statement of Cash Flows for the three months
                      ended September 30, 2000 and 1999                                            5

                  Notes to Condensed Consolidated Financial Statements                             6


         Item 2.  Management's Discussion and Analysis of Results of Operations and
                  Financial Condition                                                              9



PART II.  OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K                                                13

SIGNATURES                                                                                        14

EXHIBIT INDEX                                                                                     15

                                     PART I

                          ITEM 1. FINANCIAL STATEMENTS

                     THE BISYS GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                        September 30,    June 30,
                                                                            2000           2000
                                                                        -------------    ---------
ASSETS

Current assets:
  Cash and cash equivalents                                               $  48,222    $  70,177
  Accounts receivable, net                                                  121,328      108,579
  Deferred tax asset                                                         11,605        8,808
  Other current assets                                                       19,594      131,734
                                                                          ---------    ---------
     Total current assets                                                   200,749      319,298
Property and equipment, net                                                  65,311       61,211
Intangible assets, net                                                      347,409      188,349
Other assets                                                                 36,389       32,193
                                                                          ---------    ---------
     Total assets                                                         $ 649,858    $ 601,051
                                                                          =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Short-term borrowings                                                   $ 140,500    $ 115,000
  Accounts payable                                                           11,619       15,110
  Other current liabilities                                                  89,200       89,590
                                                                          ---------    ---------
     Total current liabilities                                              241,319      219,700
Deferred tax liability                                                        5,249       13,452
Other liabilities                                                             5,401        6,258
                                                                          ---------    ---------
     Total liabilities                                                      251,969      239,410
                                                                          ---------    ---------

Stockholders' equity:
  Common stock, $.02 par value, 80,000,000 shares authorized,
  56,568,644 and 27,091,270 shares issued and outstanding, respectively       1,131          556
  Additional paid-in capital                                                251,435      220,558
  Retained earnings                                                         156,670      151,874
  Less notes receivable from stockholders                                   (11,347)     (11,347)
                                                                          ---------    ---------
     Total stockholders' equity                                             397,889      361,641
                                                                          ---------    ---------
     Total liabilities and stockholders' equity                           $ 649,858    $ 601,051
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

                     THE BISYS GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                           Three Months Ended
                                                              September 30,
                                                           2000             1999
                                                           ----             ----

Revenues                                            $     161,441     $    132,313
                                                    ---------------- ---------------
Operating costs and expenses:
  Service and operating                                    95,958           79,998
  General and administrative                               22,601           19,537
  Selling and conversion                                    7,774            6,417
  Research and development                                  3,177            2,990
  Amortization of intangible assets                         4,580            2,650
  Merger expenses and other charges                         4,245                -
                                                    ---------------- ---------------
Operating earnings                                         23,106           20,721
Interest expense, net                                       1,762              250
                                                    ---------------- ---------------
Income before income taxes                                 21,344           20,471
Income taxes                                                8,432            8,188
                                                    ---------------- ---------------
Net income                                          $      12,912    $      12,283
                                                    ================ ===============

Basic earnings per share                            $        0.23    $        0.23
                                                    ================ ===============

Diluted earnings per share                          $        0.22    $        0.22
                                                    ================ ===============



          The accompanying notes are an integral part of the condensed consolidated financial statements.

                     THE BISYS GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                 Three Months Ended
                                                                   September 30,
                                                                 ------------------
                                                                   2000        1999
                                                                   ----        ----
Cash flows from operating activities:
Net income                                                     $ 12,912    $ 12,283
Adjustments to reconcile net income to net cash provided
  by operating activities:
  Restructuring charge                                            4,245          --
  Depreciation and amortization                                   9,949       7,345
  Deferred income tax benefit                                        (3)       (252)
  Change in operating assets and liabilities, net of
     effects from acquisitions                                  (20,813)     (4,537)
                                                               --------    --------
Net cash provided by operating activities                         6,290      14,839
                                                               --------    --------

Cash flows from investing activities:
  Acquisitions of businesses, net of cash acquired              (47,294)         --
  Proceeds from dispositions, net of expenses paid               (3,240)         --
  Capital expenditures, net                                      (7,350)     (6,716)
  Change in other investments                                    (3,922)         --
  Purchase of intangible assets                                      --      (4,900)
  Other                                                              --         (36)
                                                               --------    --------
Net cash used in investing activities                           (61,806)    (11,652)
                                                               --------    --------

Cash flows from financing activities:
  Short-term borrowings, net                                     25,500       2,000
  Proceeds from exercise of stock options, net
   of taxes paid                                                  8,351       3,781
  Repurchases of common stock                                        --     (17,725)
  Other                                                            (290)         --
                                                               --------    --------
Net cash provided by (used in) financing activities              33,561     (11,944)
                                                               --------    --------

Net decrease in cash and cash equivalents                       (21,955)     (8,757)

Cash and cash equivalents at beginning of period                 70,177      49,589
                                                               --------    --------

Cash and cash equivalents at end of period                     $ 48,222    $ 40,832
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

      The condensed consolidated financial statements include the accounts of The BISYS Group, Inc. and its subsidiaries and have been prepared consistent with the accounting policies reflected in the 2000 Annual Report on Form 10-K filed with the Securities and Exchange Commission and should be read in conjunction therewith. The condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary to present fairly this information.

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

3.    STOCK SPLIT

      On September 21, 2000, the Board of Directors of the Company approved a two-for-one stock split to be effected in the form of a dividend, payable to shareholders of record on October 6, 2000. Accordingly, all historical weighted average share and per share amounts have been restated to reflect the stock split. The effect of the stock split has been retroactively reflected as of September 30, 2000 in the consolidated balance sheet and par value remains unchanged at $0.02 per share.

4.    BORROWINGS

      In September 2000, the Company amended its senior unsecured revolving credit facility to increase the facility from $200 million to $300 million. All other significant terms under the credit facility remain substantially unchanged. At September 30, 2000, the Company had outstanding borrowings under the facility of $140.5 million bearing interest at LIBOR plus a margin of 0.55% (7.175% at September 30, 2000).

5.    EARNINGS PER SHARE

      Basic and diluted EPS computations for the three months ended September 30, 2000 and 1999 are as follows (in thousands, except per share amounts):


                                                               Three Months Ended
                                                                 September 30,
                                                       --------------------------------
                                                             2000              1999
                                                             ----              ----
BASIC EPS
Net income                                             $      12,912        $  12,283
                                                       =============        =========

Weighted average common shares outstanding                    56,006           54,160
                                                       =============        =========

Basic earnings per share                               $        0.23        $    0.23
                                                       =============        =========

DILUTED EPS
Net income                                             $      12,912        $  12,283
                                                       =============        =========

Weighted average common shares outstanding                    56,006           54,160

Assumed conversion of common shares issuable
under stock option plans                                       2,306            2,180
                                                       -------------        ---------

Weighted average common and common equivalent
shares outstanding                                            58,312           56,340
                                                       =============        =========

Diluted earnings per share                             $        0.22        $    0.22
                                                       =============        =========

Certain stock options were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of common shares during the period, as follows (in thousands, except per share amounts):

                                              Three Months Ended
                                                September 30,
                                          -------------------------
                                          2000                1999
                                          ----                ----

  Number of options excluded              580                  749

  Option price per share           $34.31 to $37.62     $26.08 to $29.47


The average market price of common shares during the three months ended September 30, 2000 and 1999 was $33.88 and $25.40, respectively

6.    BUSINESS COMBINATIONS

      On July 1, 2000, the Company completed its acquisition of Pictorial, Inc. (Pictorial) in a cash for stock transaction valued at approximately $129 million. Pictorial, headquartered in Indianapolis, is a provider of pre-licensing and continuing education training materials and licensing solutions for insurance carriers, agencies, and agents.

      On July 31, 2000, the Company completed its acquisition of Ascensus Insurance Services, Inc. (Ascensus) by the exchange of cash consideration and stock options totaling approximately $43 million for all the outstanding shares and stock options of Ascensus. Ascensus, headquartered in Salt Lake City, is a leading distributor of life insurance products.

      Both transactions have been accounted for by the purchase method of accounting and, accordingly, the operations of the acquired companies are included in its consolidated financial statements since the dates of acquisition.

      The cash and stock portions of the purchase price, including fees and expenses, were as follows (in thousands):


                                                         Pictorial     Ascensus     Total
                                                        ----------   ----------   ---------
        Estimated fair value of assets acquired         $ 140,749    $  49,377    $ 190,126

        Liabilities assumed                               (11,648)     (11,500)     (23,148)

        Common stock options issued                          --         (4,684)      (4,684)
                                                        ---------    ---------    ---------

        Net cash paid                                   $ 129,101    $  33,193    $ 162,294
                                                        =========    =========    =========


      The excess purchase price over the fair value of the net tangible assets acquired for both transactions approximated $164 million and was allocated to goodwill and other intangible assets based upon preliminary estimates of fair values and is being amortized on a straight line basis over periods of from 5 to 40 years. The Company does not believe that the final purchase price allocations will differ significantly from the preliminary purchase price allocations recorded for Pictorial and Ascensus in the quarter ended September 30, 2000.

      The following unaudited pro forma consolidated results of operations has been prepared as if the acquisitions of Pictorial and Ascensus had occurred at the beginning of fiscal 2001 and 2000 (in thousands):

                                             Three months ended
                                               September 30,
                                        ---------------------------
                                           2000             1999
                                           ----             ----

        Revenues                        $163,293        $142,437

        Net income                        12,974          10,416

        Diluted earnings per share      $   0.22        $   0.18


7.    MERGER EXPENSES AND OTHER CHARGES

      As a result of the acquisitions of Pictorial and Ascensus in the fiscal first quarter, the Company recorded a pre-tax restructuring charge of $4.2 million. The charge relates to restructuring activities in the existing businesses within the Insurance and Education Services segment and includes a provision of $2.1 million for severance-related costs for approximately 150 employees, $1.0 million for facility closure and related costs, and $1.1 million for impairments relating to the abandonment of certain software and product development efforts.

      At September 30, 2000, the remaining accrual is $2.8 million, and it is anticipated that all restructuring activities will be completed and amounts expended by the end of the current fiscal year.

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The Company provides outsourcing solutions to and through financial organizations. The following table presents the percentage of revenues represented by each item in the Company's condensed consolidated statement of operations for the periods indicated:


                                                              Three Months Ended
                                                                September 30,
                                                       ---------------------------------
                                                            2000              1999
                                                            ----              ----
Revenues                                                   100.0%             100.0%
                                                       ---------------    --------------
Operating costs and expenses:
  Service and operating                                     59.5               60.4
  General and administrative                                14.0               14.8
  Selling and conversion                                     4.8                4.8
  Research and development                                   2.0                2.3
  Amortization of intangible assets                          2.8                2.0
  Merger expenses and other charges                          2.6                -
                                                       ---------------    --------------
Operating earnings                                          14.3               15.7
Interest expense, net                                        1.1                0.2
                                                       ---------------    --------------
Income before income taxes                                  13.2               15.5
Income taxes                                                 5.2                6.2
                                                       ---------------    --------------
Net income                                                   8.0%               9.3%
                                                       ===============    ==============


COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2000 WITH THE THREE MONTHS ENDED SEPTEMBER 30, 1999.

      Revenues increased 22.0% from $132.3 million for the three months ended September 30, 1999 to $161.4 million for the three months ended September 30, 2000. This growth was derived from sales to new clients, existing client growth, cross sales to existing clients and revenues from acquired businesses, partially offset by lost business and divestitures.

      Service and operating expenses increased 20.0% from $80.0 million for the three months ended September 30, 1999 to $96.0 million for the three months ended September 30, 2000 and decreased as a percentage of revenues from 60.4% to 59.5%. The dollar increase resulted from additional costs associated with greater revenues.

      General and administrative expenses increased 15.7% from $19.5 million during the three months ended September 30, 1999 to $22.6 million for the three months ended September 30, 2000 and decreased as a percentage of revenues from 14.8% to 14.0%. The decrease as a percentage of revenues resulted from further utilization of existing general and administrative support resources.

      Research and development expenses increased 6.3% from $3.0 million for the three months ended September 30, 1999 to $3.2 million for the three months ended September 30, 2000 and decreased as a percentage of revenues from 2.3% to 2.0%. The decrease as a percentage of revenues resulted from acquiring and merging with businesses that do not require substantial research and development.

      Amortization of intangible assets increased $1.9 million for the three months ended September 30, 2000 over the same period last year due to a higher level of intangible assets associated with recently acquired businesses.

      The income tax provision of $8.4 million for the three months ended September 30, 2000 increased from $8.2 million for the three months ended September 30, 1999 due to higher taxable income. The provision represents an effective tax rate of 39.5% and 40.0% for the periods ended September 30, 2000 and 1999, respectively. The lower effective tax rate in the current quarter is attributable to additional tax planning initiatives.

      Operating results, before amortization of intangibles and merger expenses and other charges, resulted in margins of 19.8% and 17.7% for the three months ended September 30, 2000 and 1999, respectively. The increase was primarily due to strong internal growth combined with efficient integration of acquired businesses.

      As a result of the acquisitions of Pictorial and Ascensus in the fiscal first quarter, the Company recorded a pre-tax restructuring charge of $4.2 million. The charge relates to restructuring activities in the existing businesses within the Insurance and Education Services segment and includes a provision of $2.1 million for severance-related costs for approximately 150 employees, $1.0 million for facility closure and related costs, and $1.1 million for impairments relating to the abandonment of certain software and product development efforts.

      At September 30, 2000, the remaining accrual is $2.8 million and it is anticipated that all restructuring activities will be completed and amounts expended by the end of the current fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

      At September 30, 2000, the Company had cash and cash equivalents of $48.2 million and negative working capital of $40.6 million. At September 30, 2000, the Company had outstanding borrowings of $140.5 million against its revolving credit facility to fund acquisitions. The credit facility bears interest at LIBOR plus a margin of 0.55%. The weighted average interest rate on outstanding borrowings at September 30, 2000 was 7.18%. At September 30, 2000, the Company had $0.7 million outstanding in letters of credit.

      Accounts receivable represented 69 days sales outstanding at September 30, 2000. Other current assets included in the accompanying balance sheet consist primarily of prepaid expenses and inventory. At June 30, 2000, other current assets also included a $115 million deposit toward the purchase of Pictorial that closed on July 1, 2000.

      For the three months ended September 30, 2000, operating activities provided cash of $6.3 million. Investing activities used cash of $61.8 million, primarily for the acquisition of businesses of $47.3 million, capital expenditures of $7.3 million, expense associated with dispositions in prior periods of $3.2 million, and $3.9 million of net investment activity. Financing activities provided cash of $33.6 million, primarily from the proceeds on borrowings of $25.5 million and net proceeds from the exercise of stock options of $8.4 million.

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

      Since January 1999, the Company has purchased 746,500 shares (unadjusted for two-for-one stock split) of its common stock under the stock buy-back program for approximately $39.1 million in order to effect certain acquisitions and for the issuance of stock in connection with the exercise of stock options.

SEGMENT INFORMATION

      The following table sets forth operating revenue and operating income by business segment and for corporate operations for the three months ended September 30, 2000 and 1999. Merger expenses and other charges are excluded from the operating results of the segment for a better understanding of the underlying performance of each segment.

                                                         (in thousands)
                                                       Three Months Ended
                                                         September 30,
                                                -------------------------------
                                                     2000              1999
                                                     ----              ----
        Operating revenue:
           Information Services                 $    41,399        $    40,884
           Investment Services                       84,772             72,815
           Insurance and Education Services          35,270             18,614
                                                -----------        -----------
             Total operating revenue            $   161,441        $   132,313
                                                ===========        ===========

        Operating income:
           Information Services                 $     9,142        $     7,578
           Investment Services                       12,423             11,263
           Insurance and Education Services          10,125              4,716
           Corporate                                 (4,339)            (2,836)
                                                -----------        -----------
             Total operating income             $    27,351        $    20,721
                                                ===========        ===========

      Revenue in the Information Services business segment increased $0.5 million, or 1.3%, during the three months ended September 30, 2000, compared to the same period last year. The below normal revenue increase was primarily due to the sale of two business units, Research Services and Networking Services, in the fiscal 2000 fourth quarter. Operating income in the Information Services business segment increased $1.6 million, or 20.6%, during the fiscal first quarter, resulting in operating margins of 22.1% and 18.5% for the three months ended September 30, 2000 and 1999, respectively. The strong margin expansion in the fiscal first quarter was primarily due to improved performance within both the Banking Solutions and Document Solutions divisions and the benefits resulting from the divestiture of two below average margin businesses.

      Revenue in the Investment Services business segment increased $12.0 million, or 16.4%, during the three months ended September 30, 2000, compared to the same period last year despite the March 2000 divestiture of the Company's retail brokerage business. The revenue increase was due to strong internal growth, including the acquisition of several new clients. Operating income in the Investment Services business segment increased $1.2 million, or 10.3%, during the fiscal first quarter, resulting in operating margins of 14.7% and 15.5% for the three months ended September 30, 2000 and 1999, respectively. The margin decline primarily resulted from continued investments in the international mutual fund business, including the recently acquired Luxembourg operating platform.

      Revenue in the Insurance and Education Services business segment increased $17.0 million, or 89.5%, during the three months ended September 30, 2000, compared to the same period last year. The revenue increase was due to strong internal growth and the acquisitions of Pictorial and Ascensus. Operating income in the Insurance and Education Services business segment increased $5.4 million, or 114.7%, during the fiscal first quarter, resulting in operating margins of 28.7% and 25.3% for the three months ended September 30, 2000 and 1999, respectively. Margins increased in the fiscal first quarter due to strong revenue growth.

      Corporate operations represent charges for the Company's human resources, legal, accounting and finance functions, and various other unallocated overhead charges. Increased expenses of $1.5 million in the three months ended September 30, 2000 were in line with the Company's overall growth.

FINANCIAL SERVICES MODERNIZATION ACT OF 1999

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

                                     PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (A)   EXHIBITS

            Exhibit 2.1 - Stock Purchase Agreement, dated as of May 26, 2000, among the Registrant and PRIMEDIA, Inc. (Reference is made to Exhibit 2.1 to the Current Report on Form 8-K, dated July 1, 2000, filed with the Securities and Exchange Commission, and incorporated herein by reference.)

            Exhibit 10.1 - Amendment No. 1, dated as of September 28, 2000, to Credit Agreement by and among the Registrant, the Lenders party thereto, The Chase Manhattan Bank, The First National Bank of Chicago, First Union National Bank and Fleet Bank, National Association, as co-Agents, and The Bank of New York, as Administrative Agent, with BNY Capital Markets, Inc., as Arranger, dated as of June 30, 1999.

      (B)   REPORTS ON FORM 8-K

            A current report on Form 8-K, dated as of July 1, 2000, was filed with the Securities and Exchange Commission on July 13, 2000 (Items 2 and 7) to report the acquisition by the Registrant of Pictorial Holdings, Inc.

            Amendment No. 1 on Form 8K/A, dated as of July 1, 2000, was filed with the Securities and Exchange Commission on September 15, 2000 to include the financial statements of Pictorial Holdings, Inc. (Item
            7).

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       THE BISYS GROUP, INC.



Date:   November 14, 2000              By:   /s/ Dennis R. Sheehan
        -----------------              -------------------------------------

                                       Dennis R. Sheehan
                                       Executive Vice President and
                                         Chief Financial Officer
                                       (Duly Authorized Officer)

                              THE BISYS GROUP, INC.
                                  EXHIBIT INDEX



EXHIBIT NO.                                                   PAGE

         (10.1)   Amendment No. 1 to Credit Agreement.........16

         (27)     Financial Data Schedule.....................(electronic only)