Form 10-Q
period 2000-12-31
BISYS GROUP INC
filed 2001-02-12
CIK 883587

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)


[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000

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

YES   X    NO
     ---      ---

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE:

           Class                         Shares Outstanding at February 6, 2001
-------------------------                --------------------------------------

Common Stock, par value $.02 per share                 57,273,141
                                         --------------------------------------

                        This document contains 15 pages.
                                               --

--------------------------------------------------------------------------------

                              THE BISYS GROUP, INC.

                               INDEX TO FORM 10-Q


PART I.  FINANCIAL INFORMATION                                                                                   PAGE
         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheet as of December 31, 2000
                      and June 30, 2000                                                                            3

                  Condensed Consolidated Statement of Operations for the three and six months
                      ended December 31, 2000 and 1999                                                             4

                  Condensed Consolidated Statement of Cash Flows for the three and six months
                      ended December 31, 2000 and 1999                                                             5

                  Notes to Condensed Consolidated Financial Statements                                             6


         Item 2.  Management's Discussion and Analysis of Results of Operations and                                9
                  Financial Condition

PART II.  OTHER INFORMATION

         Item 4.  Submission of Matters to a Vote of Security Holders                                             14

         Item 6.  Exhibits and Reports on Form 8-K                                                                14

SIGNATURES                                                                                                        15

                                     PART I

                          ITEM 1. FINANCIAL STATEMENTS

                     THE BISYS GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                                       December 31,          June 30,
                                                                                           2000                2000
                                                                                     -----------------    ----------------
ASSETS
Current assets:
  Cash and cash equivalents                                                          $      44,936        $      70,177
  Accounts receivable, net                                                                 124,899              108,579
  Deferred tax asset                                                                        10,934                8,808
  Other current assets                                                                      19,402              131,734
                                                                                     -----------------    ----------------
     Total current assets                                                                  200,171              319,298
Property and equipment, net                                                                 66,251               61,211
Intangible assets, net                                                                     361,569              188,349
Other assets                                                                                37,349               32,193
                                                                                     -----------------    ----------------
     Total assets                                                                    $     665,340        $     601,051
                                                                                     =================    ================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Short-term borrowings                                                              $     115,000        $     115,000
  Accounts payable                                                                          11,154               15,110
  Other current liabilities                                                                 89,486               89,590
                                                                                     -----------------    ----------------
     Total current liabilities                                                             215,640              219,700
Deferred tax liability                                                                      15,718               13,452
Other liabilities                                                                            8,357                6,258
                                                                                     -----------------    ----------------
     Total liabilities                                                                     239,715              239,410
                                                                                     -----------------    ----------------

Stockholders' equity:
  Common stock, $.02 par value, 160,000,000 and 80,000,000 shares authorized,
  56,989,847 and 27,091,270 shares issued and outstanding, respectively                      1,140                  556
  Additional paid-in capital                                                               259,916              220,558
  Retained earnings                                                                        175,345              151,874
  Less notes receivable from stockholders                                                  (10,776)             (11,347)
                                                                                     -----------------    ----------------
     Total stockholders' equity                                                            425,625              361,641
                                                                                     -----------------    ----------------
     Total liabilities and stockholders' equity                                      $     665,340        $     601,051
                                                                                     =================    ================



    The accompanying notes are an integral part of the condensed consolidated financial statements.

                     THE BISYS GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                            Three Months Ended                  Six Months Ended
                                                               December 31,                       December 31,
                                                         2000             1999              2000             1999
                                                         ----             ----              ----             ----

Revenues                                            $     168,303    $     138,044     $     329,744    $     270,357
                                                    ---------------- ---------------   ---------------  ----------------
Operating costs and expenses:
  Service and operating                                    98,340           81,121           194,298          161,119
  General and administrative                               21,332           19,217            43,933           38,754
  Selling and conversion                                    7,587            6,841            15,361           13,258
  Research and development                                  2,996            2,879             6,173            5,869
  Amortization of intangible assets                         4,939            2,984             9,519            5,634
  Merger expenses and other charges                             -                -             4,245                -
                                                    ---------------- ---------------   ---------------  ----------------
Operating earnings                                         33,109           25,002            56,215           45,723
Interest expense, net                                       1,868              497             3,630              747
                                                    ---------------- ---------------   ---------------  ----------------
Income before income taxes                                 31,241           24,505            52,585           44,976
Income taxes                                               12,339            9,579            20,771           17,767
                                                    ---------------- ---------------   ---------------  ----------------
Net income                                          $      18,902    $      14,926     $      31,814    $      27,209
                                                    ================ ===============   ===============  ================

Basic earnings per share                            $        0.33    $        0.27     $        0.56    $        0.50
                                                    ================ ===============   ===============  ================

Diluted earnings per share                          $        0.32    $        0.26     $        0.54    $        0.48
                                                    ================ ===============   ===============  ================




   The accompanying notes are an integral part of the condensed consolidated financial statements.

                     THE BISYS GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                              Six Months Ended
                                                                                                December 31,
                                                                                      ----------------------------------
                                                                                           2000               1999
                                                                                           ----               ----

Cash flows from operating activities:
Net income                                                                            $     31,814       $     27,209
Adjustments to reconcile net income to net cash provided by operating activities:
  Restructuring charge                                                                       4,245               -
  Depreciation and amortization                                                             20,375             14,889
  Deferred income tax provision                                                              1,337              2,571
  Change in operating assets and liabilities, net of effects from acquisitions             (18,047)            (9,200)
                                                                                      ---------------    ---------------
Net cash provided by operating activities                                                   39,724             35,469
                                                                                      ---------------    ---------------
Cash flows from investing activities:
  Acquisitions of businesses, net of cash acquired                                         (58,606)              -
  Proceeds from dispositions, net of expenses paid                                          (4,112)              -
  Capital expenditures, net                                                                (14,288)           (13,749)
  Change in other investments                                                               (2,583)             3,466
  Purchase of intangible assets                                                                (27)            (4,908)
  Other                                                                                       -                    62
                                                                                      ---------------    ---------------
Net cash used in investing activities                                                      (79,616)           (15,129)
                                                                                      ---------------    ---------------
Cash flows from financing activities:
  Proceeds from short-term borrowings                                                       51,000             69,000
  Repayment of short-term borrowings                                                       (51,000)           (75,000)
  Proceeds from exercise of stock options, net of taxes paid                                14,371              7,967
  Repurchases of common stock                                                                 -               (18,151)
  Other                                                                                        280               -
                                                                                      ---------------    ---------------
Net cash provided by (used in) financing activities                                         14,651            (16,184)
                                                                                      ---------------    ---------------

Net increase (decrease) in cash and cash equivalents                                       (25,241)             4,156

Cash and cash equivalents at beginning of period                                            70,177             49,589
                                                                                      ---------------    ---------------

Cash and cash equivalents at end of period                                            $      44,936      $     53,745
                                                                                      ===============    ===============



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

3.       STOCK SPLIT

         On September 21, 2000, the Board of Directors of the Company approved a two-for-one stock split effected in the form of a dividend, payable to shareholders of record on October 6, 2000. Accordingly, all historical weighted average share and per share amounts have been restated to reflect the stock split.

4.       BORROWINGS

         In September 2000, the Company amended its senior unsecured revolving credit facility to increase the facility from $200 million to $300 million. All other significant terms under the credit facility remain substantially unchanged. At December 31, 2000, the Company had outstanding borrowings under the facility of $115.0 million bearing interest at LIBOR plus a margin of 0.55% (7.425% at December 31, 2000).

5.       EARNINGS PER SHARE

         Basic and diluted EPS computations for the three and six months ended December 31, 2000 and 1999 are as follows (in thousands, except per share amounts):


                                                           Three Months Ended                  Six Months Ended
                                                              December 31,                       December 31,
                                                     -------------------------------    -------------------------------
                                                         2000             1999              2000              1999
                                                         ----             ----              ----              ----
         Basic EPS
         ---------
         Net income                                  $     18,902     $      14,926     $     31,814      $     27,209
                                                     =============    ==============    =============     =============
         Weighted average common shares
         outstanding                                       56,799            54,710           56,599            54,436
                                                     =============    ==============    =============     =============

         Basic earnings per share                    $       0.33     $        0.27     $       0.56      $       0.50
                                                     =============    ==============    =============     =============
         Diluted EPS
         -----------
         Net income                                  $     18,902     $      14,926     $     31,814      $     27,209
                                                     =============    ==============    =============     =============

         Weighted average common shares outstanding        56,799            54,710           56,599            54,436

         Assumed conversion of common shares
         issuable under stock option plans                  2,942             1,892            2,678             2,040
                                                     -------------    --------------    -------------     -------------

         Weighted average common and common
         equivalent shares outstanding                     59,741            56,602           59,277            56,476
                                                     =============    ==============    =============     =============

         Diluted earnings per share                  $       0.32     $        0.26     $       0.54      $       0.48
                                                     =============    ==============    =============     =============

         Certain stock options were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of common shares during the period, as follows (in thousands, except per share amounts):


                                                Three Months Ended                     Six Months Ended
                                                   December 31,                          December 31,
                                      -----------------------------------------------------------------------------
                                             2000               1999               2000                1999
                                             ----               ----               ----                ----
         Number of options excluded          none                443                99                 453

         Option price per share               NA          $27.25 to $29.47   $42.50 to $43.00    $26.09 to $29.47

         Average market price of
         common shares                      $44.83             $26.52             $39.35              $25.96

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

         Both transactions have been accounted for by the purchase method of accounting and, accordingly, the operations of the acquired companies are included in the accompanying consolidated financial statements since the dates of acquisition.

         The cash and stock portions of the purchase price, including fees and expenses, were as follows (in thousands):


                                                           Pictorial           Ascensus            Total
                                                         ---------------    ---------------    --------------
         Estimated fair value of assets acquired         $     140,749      $      49,377      $    190,126
         Liabilities assumed                                   (11,648)           (11,500)          (23,148)
         Common stock options issued                                -              (4,684)           (4,684)
                                                         ---------------    ---------------    --------------
         Net cash paid                                   $     129,101      $      33,193      $    162,294
                                                         ===============    ===============    ==============

         The excess purchase price over the fair value of the net tangible assets acquired for both transactions approximated $167 million and was allocated to goodwill and other intangible assets based upon estimates of fair values and is being amortized on a straight line basis over periods ranging from 5 to 40 years.

         The following unaudited pro forma consolidated results of operations have been prepared as if the acquisitions of Pictorial and Ascensus had occurred at the beginning of fiscal 2001 and 2000 (in thousands):


                                                   Three months ended                     Six months ended
                                                      December 31,                          December 31,
                                            ----------------------------------    ----------------------------------
                                                 2000               1999               2000               1999
                                                 ----               ----               ----               ----
         Revenues                             $  168,303        $   149,132         $  331,596        $   291,569
         Net income                               18,902             13,567             31,876             24,308
         Diluted earnings per share           $     0.32        $      0.24         $     0.54        $      0.43

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

         For the six months ended December 31, 2000, $2.7 million has been paid or charged against the restructuring accrual. At December 31, 2000, the remaining accrual is $1.5 million, and it is anticipated that all restructuring activities will be completed and amounts expended by the end of the current fiscal year.

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The Company provides outsourcing solutions to and through financial organizations. The following table presents the percentage of revenues represented by each item in the Company's condensed consolidated statement of operations for the periods indicated:


                                                              Three Months Ended                     Six Months Ended
                                                                 December 31,                          December 31,
                                                       ---------------------------------     ---------------------------------
                                                            2000              1999               2000               1999
                                                            ----              ----               ----               ----
Revenues                                                   100.0%             100.0%             100.0%            100.0%
                                                       ---------------    --------------     --------------    ---------------
Operating costs and expenses:
  Service and operating                                     58.4               58.7               58.9              59.6
  General and administrative                                12.7               13.9               13.3              14.3
  Selling and conversion                                     4.5                5.0                4.7               4.9
  Research and development                                   1.8                2.1                1.9               2.2
  Amortization of intangible assets                          2.9                2.2                2.9               2.1
  Merger expenses and other charges                          -                  -                  1.3               -
                                                       ---------------    --------------     --------------    ---------------
Operating earnings                                          19.7               18.1               17.0              16.9
Interest expense, net                                       (1.1)              (0.4)              (1.1)             (0.3)
                                                       ---------------    --------------     --------------    ---------------
Income before income taxes                                  18.6               17.7               15.9              16.6
Income taxes                                                 7.4                6.9                6.3               6.5
                                                       --------------    ---------------     ---------------    --------------
Net income                                                  11.2%              10.8%               9.6%             10.1%
                                                       ===============    ==============     ==============    ===============

COMPARISON OF THE THREE MONTHS ENDED DECEMBER 31, 2000 WITH THE THREE MONTHS ENDED DECEMBER 31, 1999.

         Revenues increased 22.0% from $138.0 million for the three months ended December 31, 1999 to $168.3 million for the three months ended December 31, 2000. This growth was derived from sales to new clients, existing client growth, cross sales to existing clients and revenues from acquired businesses, partially offset by lost business and divestitures. Internal revenue growth approximated 17% for the three months ended December 31, 2000.

         Service and operating expenses increased 21.2% from $81.1 million for the three months ended December 31, 1999 to $98.3 million for the three months ended December 31, 2000 and decreased as a percentage of revenues from 58.7% to 58.4%. The dollar increase resulted from additional costs associated with greater revenues.

         General and administrative expenses increased 11.0% from $19.2 million during the three months ended December 31, 1999 to $21.3 million for the three months ended December 31, 2000 and decreased as a percentage of revenues from 13.9% to 12.7%. The decrease as a percentage of revenues resulted from further utilization of existing general and administrative support resources.

         Selling and conversion expenses increased 10.9% from $6.8 million for the three months ended December 31, 1999 to $7.6 million for the three months ended December 31, 2000 and decreased as a percentage of revenues from 5.0% to 4.5%. The decrease as a percentage of revenues resulted from improved utilization of selling and conversion revenues and recent acquisitions having lower selling and conversion components.

         Research and development expenses increased 4.1% from $2.9 million for the three months ended December 31, 1999 to $3.0 million for the three months ended December 31, 2000 and decreased as a percentage of revenues from 2.1% to 1.8%. The decrease as a percentage of revenues resulted from acquiring and merging with businesses that do not require substantial research and development.

         Amortization of intangible assets increased $2.0 million for the three months ended December 31, 2000 over the same period last year due to a higher level of intangible assets associated with recently acquired businesses.

         The income tax provision of $12.3 million for the three months ended December 31, 2000 increased from $9.6 million for the three months ended December 31, 1999 due to higher taxable income. The provision represents an effective tax rate of 39.5% and 39.0% for the periods ended December 31, 2000 and 1999, respectively.

         Operating results, before amortization of intangibles, resulted in margins of 22.6% and 20.3% for the three months ended December 31, 2000 and 1999, respectively. The increase was primarily due to strong internal growth combined with efficient integration of acquired businesses and divestiture of two below average margin businesses.

COMPARISON OF THE SIX MONTHS ENDED DECEMBER 31, 2000 WITH THE SIX MONTHS ENDED DECEMBER 31, 1999.

         Revenues increased 22.0% from $270.4 million for the six months ended December 31, 1999 to $329.7 million for the six months ended December 31, 2000. This growth was derived from sales to new clients, existing client growth, cross sales to existing clients and revenues from acquired businesses, partially offset by lost business and divestitures.

         Service and operating expenses increased 20.6% from $161.1 million for the six months ended December 31, 1999 to $194.3 million for the six months ended December 31, 2000 and decreased as a percentage of revenues from 59.6% to 58.9%. The dollar increase resulted from additional costs associated with greater revenues.

         General and administrative expenses increased 13.4% from $38.8 million during the six months ended December 31, 1999 to $43.9 million for the six months ended December 31, 2000 and decreased as a percentage of revenues from 14.3% to 13.3%. The decrease as a percentage of revenues resulted from further utilization of existing general and administrative support resources.

         Selling and conversion expenses increased 15.9% from $13.3 million for the six months ended December 31, 1999 to $15.4 million for the six months ended December 31, 2000 and decreased as a percentage of revenues from 4.9% to 4.7%. The decrease as a percentage of revenues resulted from improved utilization of selling and conversion resources and recent acquisitions having lower selling and conversion components.

         Research and development expenses increased 5.2% from $5.9 million for the six months ended December 31, 1999 to $6.2 million for the six months ended December 31, 2000 and decreased as a percentage of revenues from 2.2% to 1.9%. The decrease as a percentage of revenues resulted from acquiring and merging with businesses that do not require substantial research and development.

         Amortization of intangible assets increased $3.9 million for the six months ended December 31, 2000 over the same period last year due to a higher level of intangible assets associated with recently acquired businesses.

         The income tax provision of $20.8 million for the six months ended December 31, 2000 increased from $17.8 million for the six months ended December 31, 1999 due to higher taxable income. The provision represents an effective tax rate of 39.5% for both periods ended December 31, 2000 and 1999, respectively.

         Operating results, before amortization of intangibles and merger expenses and other charges, resulted in margins of 21.2% and 19.0% for the six months ended December 31, 2000 and 1999, respectively. The increase was primarily due to strong internal growth combined with efficient integration of acquired businesses.

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

         At December 31, 2000, the remaining accrual is $1.5 million and it is anticipated that all restructuring activities will be completed and amounts expended by the end of the current fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 2000, the Company had cash and cash equivalents of $44.9 million and negative working capital of $15.5 million. At December 31, 2000, the Company had outstanding borrowings of $115.0 million against its revolving credit facility to fund acquisitions. The credit facility bears interest at LIBOR plus a margin of 0.55%. At December 31, 2000, the Company had $0.5 million outstanding in letters of credit.

         Accounts receivable represented 68 days sales outstanding at December 31, 2000, based on revenues for the quarter ended December 31, 2000. Other current assets included in the accompanying balance sheet consist primarily of prepaid expenses and inventory. At June 30, 2000, other current assets also included a $115 million deposit toward the purchase of Pictorial that closed on July 1, 2000.

         For the six months ended December 31, 2000, operating activities provided cash of $39.7 million. Investing activities used cash of $79.6 million, primarily for the acquisition of businesses of $58.6 million, capital expenditures of $14.3 million, expense associated with dispositions in prior periods of $4.1 million, and $2.6 million of net investment activity. Financing activities provided cash of $14.7 million, primarily from the net proceeds from the exercise of stock options of $14.4 million.

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

SEGMENT INFORMATION

         The following table sets forth operating revenue and operating income by business segment and for corporate operations for the three and six months ended December 31, 2000 and 1999. Merger expenses and other charges are excluded from the operating results of the segment for a better understanding of the underlying performance of each segment.


                                                                            (in thousands)
                                                       Three Months Ended                     Six Months Ended
                                                          December 31,                          December 31,
                                                ---------------------------------     ---------------------------------
                                                     2000              1999               2000               1999
                                                     ----              ----               ----               ----
        Operating revenue:
           Information Services                 $    42,540        $    43,276        $    83,939        $    84,160
           Investment Services                       85,844             72,766            170,616            145,581
           Insurance and Education Services          39,919             22,002             75,189             40,616
                                                ---------------    --------------     --------------     --------------
             Total operating revenue            $   168,303        $   138,044        $   329,744        $   270,357
                                                ===============    ==============     ==============     ==============

        Operating income:
           Information Services                 $    10,244        $     9,877        $    19,386        $    17,450
           Investment Services                       12,409             10,961             24,832             22,229
           Insurance and Education Services          14,445              7,605             24,570             12,321
           Corporate                                 (3,989)            (3,441)            (8,328)            (6,277)
                                                ---------------    --------------     --------------     --------------
             Total operating income             $    33,109        $    25,002        $    60,460        $    45,723
                                                ===============    ==============     ==============     ==============

         Revenue in the Information Services business segment decreased $0.7 million, or 1.7%, during the three months ended December 31, 2000, compared to the same period last year. The decrease was primarily due to the sale of two business units, Research Services and Networking Services, in the fiscal 2000 fourth quarter. Operating income in the Information Services business segment increased $0.4 million, or 3.7%, during the fiscal second quarter, resulting in operating margins of 24.1% and 22.8% for the three months ended December 31, 2000 and 1999, respectively. The margin expansion in the fiscal second quarter was primarily due to strong performance within the Banking Solutions division and the benefits resulting from the divestiture of two below average margin businesses.

         Revenue in the Investment Services business segment increased $13.1 million, or 18.0%, during the three months ended December 31, 2000, compared to the same period last year despite the March 2000 divestiture of the Company's retail brokerage business. The revenue increase was due to strong internal growth, including the acquisition of several new clients. Operating income in the Investment Services business segment increased $1.4 million, or 13.2%, during the fiscal second quarter, resulting in operating margins of 14.5% and 15.1% for the three months ended December 31, 2000 and 1999, respectively. The margin decline primarily resulted from continued investments in the international mutual fund business, including support for the upgrade of the recently acquired Luxembourg operating platform.

         Revenue in the Insurance and Education Services business segment increased $17.9 million, or 81.4%, during the three months ended December 31, 2000, compared to the same period last year. The revenue increase was due to strong internal growth and the acquisitions of Pictorial and Ascensus. Operating income in the Insurance and Education Services business segment increased $6.8 million, or 89.9%, during the fiscal second quarter, resulting in operating margins of 36.2% and 34.6% for the three months ended December 31, 2000 and 1999, respectively. Margins increased in the fiscal second quarter due to strong revenue growth and realized savings from restructuring activities.

         Corporate operations represent charges for the Company's human resources, legal, accounting and finance functions, and various other unallocated overhead charges. Increased expenses of $0.5 million in the three months ended December 31, 2000 were in line with the Company's overall growth.

FINANCIAL SERVICES MODERNIZATION ACT OF 1999

         The recently adopted Financial Services Modernization Act of 1999 (the "Act") repeals key provisions of the Glass-Steagall Act and lifts many restrictions limiting banks from the underwriting and distribution of securities. As a result of these recent regulatory changes, the Company expects that some of its bank customers with proprietary mutual funds may, over time, internalize certain distribution functions currently provided by the Company. At the same time, the Company believes this change may result in additional demand for its outsourcing services as financial institutions provide new services to their customers. The near-term and long-term impact of this legislative change on the Company's business and results of operations are uncertain. Although there can be no assurance, at this time the Company does not expect a material adverse impact on its business or results of operations as a result of the Act.

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

                                     PART II

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  At the Annual Meeting of Stockholders of the Company, held on November 16, 2000, the Stockholders approved the following matters:

1. Re-election of the seven Directors named below to hold office until the next Annual Meeting of Stockholders and until their successors have been duly elected and qualified:


                                                                                             Number of
                      Name of Director                                                    Votes in Favor
                      ----------------                                                    --------------
                      Robert J. Casale                                                      23,303,461
                      Thomas A. Cooper                                                      23,309,951
                      Jay W. DeDapper                                                       23,305,778
                      John J. Lyons                                                         23,297,313
                      Lynn J. Mangum                                                        23,310,134
                      Thomas E. McInerney                                                   23,860,079
                      Joseph J. Melone                                                      23,309,801

                                                                               For         Against       Abstain
                                                                               ---         -------       -------
                  2.  Increase in Authorized Shares
                      of Common Stock                                      23,263,011      145,305       20,017

                                                                               For         Against       Abstain
                                                                               ---         -------       -------
                  3.  2001 Employee Stock
                      Purchase Plan                                        22,982,133      426,423       19,777

                                                                               For         Against       Abstain
                                                                               ---         -------       -------
                  4.  Appointment of PricewaterhouseCoopers LLP
                      as independent accountants for fiscal year 2001      23,405,773       4,790        17,770


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         (A)      EXHIBITS

                  None.

(B)      REPORTS ON FORM 8-K

                  None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        THE BISYS GROUP, INC.



Date:   February 12, 2001               By:  /s/ Dennis R. Sheehan
                                             ----------------------------------
                                             Dennis R. Sheehan
                                             Executive Vice President and Chief
                                             Financial Officer (Duly Authorized
                                             Officer)