Form 10-Q
period 2001-03-31
BISYS GROUP INC
filed 2001-05-07
CIK 883587

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)


[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       OR

[_]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

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

YES   X    NO
    -----     -----

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE:

                 Class                      Shares Outstanding at April 30, 2001
--------------------------------------      -----------------------------------
Common Stock, par value $.02 per share                  58,084,850

                        This document contains 15 pages.
                                              ----

================================================================================

                              THE BISYS GROUP, INC.

                               INDEX TO FORM 10-Q

PART I.  FINANCIAL INFORMATION                                                                                   PAGE
         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheet as of March 31, 2001
                      and June 30, 2000                                                                            3

                  Condensed Consolidated Statement of Operations for the three and nine months
                      ended March 31, 2001 and 2000                                                                4

                  Condensed Consolidated Statement of Cash Flows for the three and nine months
                      ended March 31, 2001 and 2000                                                                5

                  Notes to Condensed Consolidated Financial Statements                                             6


         Item 2.  Management's Discussion and Analysis of Results of Operations and                                9
                  Financial Condition



PART II. OTHER INFORMATION

         Item 2.  Changes in Securities and Use of Proceeds                                                       14

         Item 6.  Exhibits and Reports on Form 8-K                                                                14

SIGNATURES                                                                                                        15

                                     PART I

                          ITEM 1. FINANCIAL STATEMENTS

                     THE BISYS GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                March 31,     June 30,
                                                                                  2001         2000
                                                                                ---------    ---------
ASSETS

Current assets:
  Cash and cash equivalents                                                     $ 256,517    $  70,177
  Accounts receivable, net                                                        134,761      108,579
  Deferred tax asset                                                                9,868        8,808
  Other current assets                                                             22,876       16,734
                                                                                ---------    ---------
     Total current assets                                                         424,022      204,298
  Property and equipment, net                                                      67,633       61,211
  Intangible assets, net                                                          365,121      188,349
  Other assets                                                                     47,252      147,193
                                                                                ---------    ---------
     Total assets                                                               $ 904,028    $ 601,051
                                                                                =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Short-term borrowings                                                         $    --      $ 115,000
  Accounts payable                                                                 13,420       15,110
  Other current liabilities                                                       104,120       89,590
                                                                                ---------    ---------
     Total current liabilities                                                    117,540      219,700
  Long-term debt                                                                  300,000         --
  Deferred tax liability                                                           15,755       13,452
  Other liabilities                                                                 8,496        6,258
                                                                                ---------    ---------
     Total liabilities                                                            441,791      239,410
                                                                                ---------    ---------

Stockholders' equity:
  Common stock, $.02 par value, 160,000,000 and 80,000,000 shares authorized,
  57,547,148 and 27,091,270 shares issued and outstanding, respectively             1,151          556
  Additional paid-in capital                                                      273,199      220,558
  Retained earnings                                                               198,663      151,874
  Less notes receivable from stockholders                                         (10,776)     (11,347)
                                                                                ---------    ---------
     Total stockholders' equity                                                   462,237      361,641
                                                                                ---------    ---------
     Total liabilities and stockholders' equity                                 $ 904,028    $ 601,051
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

                     THE BISYS GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                          Three Months Ended       Nine Months Ended
                                              March 31,               March 31,
                                         2001         2000        2001         2000
                                      ---------    ---------   ---------    ---------

Revenues                              $ 177,359    $ 145,657   $ 507,103    $ 416,014
                                      ---------    ---------   ---------    ---------
Operating costs and expenses:
  Service and operating                  98,276       80,313     292,574      241,432
  General and administrative             21,576       19,147      65,509       57,901
  Selling and conversion                  7,851        7,145      23,212       20,403
  Research and development                2,650        3,318       8,823        9,187
  Amortization of intangible assets       5,120        2,886      14,639        8,520
  Merger expenses and other charges        --           --         4,245         --
                                      ---------    ---------   ---------    ---------
Operating earnings                       41,886       32,848      98,101       78,571
Interest income (expense), net           (1,133)         185      (4,763)        (562)
                                      ---------    ---------   ---------    ---------
Income before income taxes               40,753       33,033      93,338       78,009
Income taxes                             16,098       13,046      36,869       30,813
                                      ---------    ---------   ---------    ---------
Net income                            $  24,655    $  19,987   $  56,469    $  47,196
                                      =========    =========   =========    =========

Basic earnings per share              $    0.43    $    0.36   $    0.99    $    0.86
                                      =========    =========   =========    =========

Diluted earnings per share            $    0.41    $    0.35   $    0.94    $    0.83
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

                     THE BISYS GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                      Nine Months Ended
                                                                                            March 31,
                                                                                    ----------------------
                                                                                      2001         2000
                                                                                    ---------    ---------

Cash flows from operating activities:
Net income                                                                          $  56,469    $  47,196
Adjustments to reconcile net income to net cash provided by operating activities:
  Restructuring charge                                                                  4,245         --
  Depreciation and amortization                                                        30,925       22,702
  Deferred income tax provision                                                         9,021        3,341
  Change in operating assets and liabilities, net of effects from acquisitions        (22,354)      (9,108)
                                                                                    ---------    ---------
Net cash provided by operating activities                                              78,306       64,131
                                                                                    ---------    ---------

Cash flows from investing activities:

  Acquisitions of businesses, net of cash acquired                                    (64,738)        --
  Proceeds from dispositions, net of expenses paid                                     (1,682)       5,442
  Capital expenditures, net                                                           (21,212)     (20,466)
  Change in other investments                                                          (3,684)       2,768
  Purchase of intangible assets                                                        (2,027)      (5,242)
  Other                                                                                  --          2,927
                                                                                    ---------    ---------
Net cash used in investing activities                                                 (93,343)     (14,571)
                                                                                    ---------    ---------

Cash flows from financing activities:
  Proceeds from short-term borrowings                                                  52,800       71,400
  Repayment of short-term borrowings                                                 (167,800)    (114,400)
  Proceeds from convertible debt offering, net of expenses                            292,050         --
  Issuance of common stock                                                              3,065        2,235
  Proceeds from exercise of stock options, net of taxes paid                           20,970       12,434
  Repurchases of common stock                                                            --        (18,151)
  Other                                                                                   292         --
                                                                                    ---------    ---------
Net cash provided by (used in) financing activities                                   201,377      (46,482)
                                                                                    ---------    ---------

Net increase in cash and cash equivalents                                             186,340        3,078

Cash and cash equivalents at beginning of period                                       70,177       49,589
                                                                                    ---------    ---------

Cash and cash equivalents at end of period                                          $ 256,517    $  52,667
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

         Certain reclassifications have been made to the 2000 condensed consolidated financial statements to conform to the 2001 presentation.

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

4.       SHORT-TERM BORROWINGS

         In September 2000, the Company amended its senior unsecured revolving credit facility to increase the facility from $200 million to $300 million. All other significant terms under the credit facility remain substantially unchanged. At March 31, 2001, the Company had no outstanding borrowings under the facility, which bears interest at LIBOR plus a margin of 0.55%.

5.       LONG-TERM DEBT

         In March 2001, the Company issued $300 million of convertible subordinated Notes (the "Notes") due March 2006. The Notes bear interest at 4% and require semiannual interest payments. The Notes are convertible at any time at the option of the holder into shares of the Company's common stock at a conversion price of $66.79 per share, subject to adjustment under certain conditions. At the Company's option, subject to the terms of its existing revolving credit facility agreement, the Notes are redeemable on or after March 2004 at a premium price of 101% declining to par in March 2005 and thereafter.

6.       EARNINGS PER SHARE

         Basic and diluted EPS computations for the three and nine months ended March 31, 2001 and 2000 are as follows (in thousands, except per share amounts):

                                                    Three Months Ended            Nine Months Ended
                                                          March 31,                   March 31,
                                                  ----------------------        ----------------------
                                                    2001           2000           2001           2000
                                                  -------        -------        -------        -------
Basic EPS
---------
Net income                                        $24,655        $19,987        $56,469        $47,196
                                                  =======        =======        =======        =======

Weighted average common shares outstanding         57,368         55,282         56,966         54,712
                                                  =======        =======        =======        =======

Basic earnings per share                          $  0.43        $  0.36        $  0.99        $  0.86
                                                  =======        =======        =======        =======

Diluted EPS
-----------
Net income                                        $24,655        $19,987        $56,469        $47,196
                                                  =======        =======        =======        =======

Weighted average common shares outstanding         57,368         55,282         56,966         54,712

Assumed conversion of common shares
issuable under stock option plans                   2,955          2,060          2,810          2,056
                                                  -------        -------        -------        -------

Weighted average common and common
equivalent shares outstanding                      60,323         57,342         59,776         56,768
                                                  =======        =======        =======        =======

Diluted earnings per share                        $  0.41        $  0.35        $  0.94        $  0.83
                                                  =======        =======        =======        =======


         The effect of the assumed conversion of the Notes into common stock would be antidilutive and therefore is excluded from the computation of diluted earnings per share.

         Certain stock options were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of common shares during the period, as follows (in thousands, except per share amounts):

                                                Three Months Ended                    Nine Months Ended
                                                    March 31,                             March 31,
                                      -----------------------------------------------------------------------------
                                             2001               2000               2001                2000
                                             ----               ----               ----                ----

         Number of options excluded          137                 32                 179                976

         Option price per share        $51.06 to $56.06        $34.31        $43.00 to $56.06    $27.25 to $34.31

         Average market price of
         common shares for the period       $49.96             $29.84             $42.85              $27.24

7.       BUSINESS COMBINATIONS

         On July 1, 2000, the Company completed its acquisition of Pictorial, Inc. (Pictorial) in a cash for stock transaction valued at approximately $129 million. Pictorial, headquartered in Indianapolis, is a provider of pre-licensing and continuing education training services and licensing solutions for insurance carriers, agencies, and agents.

         On July 31, 2000, the Company completed its acquisition of Ascensus Insurance Services, Inc. ("Ascensus") by the exchange of cash consideration and stock options totaling approximately $43 million for all the outstanding shares and stock options of Ascensus. Ascensus, headquartered in Salt Lake City, is a leading distributor of life insurance products.

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
                                                         ===============    ===============    ==============

         Of the total excess purchase price for both transactions, $110.6 million was allocated to goodwill and is being amortized on a straight line basis over periods ranging from 25 to 40 years, and $56.2 million was allocated to other identifiable intangible assets based on estimates of fair values and is being amortized on a straight line basis over periods ranging from 5 to 23 years.

         The following unaudited pro forma consolidated results of operations have been prepared as if the acquisitions of Pictorial and Ascensus had occurred at the beginning of fiscal 2001 and 2000 (in thousands):

                                                   Three months ended                     Nine Months ended
                                                        March 31,                             March 31,
                                            ----------------------------------    ----------------------------------
                                                 2001               2000               2001               2000
                                                 ----               ----               ----               ----
         Revenues                             $  177,359        $   158,734         $  508,955        $   450,303
         Net income                               24,655             18,715             56,531             42,694
         Diluted earnings per share           $     0.41        $      0.33         $     0.95        $      0.75

         On February 28, 2001, the Company completed its acquisition of The Advanced Markets, LLC and related companies ("TAM") in a cash for equity transaction that was accounted for by the purchase method of accounting. TAM, headquartered in Memphis, Tennessee, is a wholesale distributor of life insurance products and services for high-end clients of brokerage firms, financial institutions, and independent agents. Pro forma information has not been presented due to a lack of materiality.

8.       MERGER EXPENSES AND OTHER CHARGES

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

         For the nine months ended March 31, 2001, $3.9 million has been paid or charged against the restructuring accrual. At March 31, 2001, the remaining accrual is $0.3 million, and it is anticipated that all restructuring activities will be completed and amounts expended by the end of the current fiscal year.

9.       SUBSEQUENT EVENT

         On April 11, 2001, the Company completed the acquisition of Boston Institutional Group and related companies ("BIG") in a stock for stock transaction valued at approximately $34 million. BIG, headquartered in Boston, is a provider of outsourcing services for mutual fund complexes. The transaction will be accounted for by the purchase method of accounting.

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The Company provides outsourcing solutions to and through financial organizations. The following table presents the percentage of revenues represented by each item in the Company's condensed consolidated statement of operations for the periods indicated:

                                                              Three Months Ended                    Nine Months Ended
                                                                  March 31,                             March 31,
                                                       ---------------------------------     ---------------------------------
                                                            2001              2000               2001               2000
                                                            ----              ----               ----               ----
Revenues                                                   100.0%             100.0%             100.0%            100.0%
                                                       ---------------    --------------     --------------    ---------------
Operating costs and expenses:
  Service and operating                                     55.4               55.1               57.7              58.0
  General and administrative                                12.2               13.1               12.9              13.9
  Selling and conversion                                     4.4                4.9                4.6               4.9
  Research and development                                   1.5                2.3                1.8               2.2
  Amortization of intangible assets                          2.9                2.0                2.9               2.1
  Merger expenses and other charges                          -                  -                  0.8               -
                                                       ---------------    --------------     --------------    ---------------
Operating earnings                                          23.6               22.6               19.3              18.9
Interest income (expense), net                              (0.6)               0.1               (0.9)             (0.1)
                                                       ---------------    --------------     --------------    ---------------
Income before income taxes                                  23.0               22.7               18.4              18.8
Income taxes                                                 9.1                9.0                7.3               7.4
                                                       ---------------    --------------     --------------    ---------------
Net income                                                  13.9%              13.7%              11.1%             11.4%
                                                       ===============    ==============     ==============    ===============

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2001 WITH THE THREE MONTHS ENDED MARCH 31, 2000.

         Revenues increased 21.8% from $145.7 million for the three months ended March 31, 2000 to $177.4 million for the three months ended March 31, 2001. This growth was derived from sales to new clients, existing client growth, cross sales to existing clients and revenues from acquired businesses, partially offset by lost business and divestitures. Internal revenue growth approximated 17% for the three months ended March 31, 2001.

         Service and operating expenses increased 22.4% from $80.3 million for the three months ended March 31, 2000 to $98.3 million for the three months ended March 31, 2001 and increased as a percentage of revenues from 55.1% to 55.4%. The dollar increase resulted from additional costs associated with greater revenues.

         General and administrative expenses increased 12.7% from $19.1 million during the three months ended March 31, 2000 to $21.6 million for the three months ended March 31, 2001 and decreased as a percentage of revenues from 13.1% to 12.2%. The decrease as a percentage of revenues resulted from further utilization of existing general and administrative support resources.

         Selling and conversion expenses increased 9.9% from $7.1 million for the three months ended March 31, 2000 to $7.9 million for the three months ended March 31, 2001 and decreased as a percentage of revenues from 4.9% to 4.4%. The decrease as a percentage of revenues resulted from improved utilization of selling and conversion resources and recent acquisitions having lower selling and conversion components.

         Research and development expenses decreased 20.1% from $3.3 million for the three months ended March 31, 2000 to $2.7 million for the three months ended March 31, 2001 and decreased as a percentage of revenues from 2.3% to 1.5%. The decrease as a percentage of revenues resulted from acquiring and merging with businesses that do not require substantial research and development.

         Amortization of intangible assets increased $2.2 million for the three months ended March 31, 2001 over the same period last year due to a higher level of intangible assets associated with recently acquired businesses.

         The income tax provision of $16.1 million for the three months ended March 31, 2001 increased from $13.0 million for the three months ended March 31, 2000 due to higher taxable income. The provision represents an effective tax rate of 39.5% for both periods ended March 31, 2001 and 2000.

         Operating results, before amortization of intangibles, resulted in margins of 26.5% and 24.5% for the three months ended March 31, 2001 and 2000, respectively. The increase was primarily due to strong internal growth, efficient integration of acquired businesses, and faster growth from the higher-margin Insurance and Education Services Group.

COMPARISON OF THE NINE MONTHS ENDED MARCH 31, 2001 WITH THE NINE MONTHS ENDED MARCH 31, 2000.

         Revenues increased 21.9% from $416.0 million for the nine months ended March 31, 2000 to $507.1 million for the nine months ended March 31, 2001. This growth was derived from sales to new clients, existing client growth, cross sales to existing clients and revenues from acquired businesses, partially offset by lost business and divestitures.

         Service and operating expenses increased 21.2% from $241.4 million for the nine months ended March 31, 2000 to $292.6 million for the nine months ended March 31, 2001 and decreased as a percentage of revenues from 58.0% to 57.7%. The dollar increase resulted from additional costs associated with greater revenues.

         General and administrative expenses increased 13.1% from $57.9 million during the nine months ended March 31, 2000 to $65.5 million for the nine months ended March 31, 2001 and decreased as a percentage of revenues from 13.9% to 12.9%. The decrease as a percentage of revenues resulted from further utilization of existing general and administrative support resources.

         Selling and conversion expenses increased 13.8% from $20.4 million for the nine months ended March 31, 2000 to $23.2 million for the nine months ended March 31, 2001 and decreased as a percentage of revenues from 4.9% to 4.6%. The decrease as a percentage of revenues resulted from improved utilization of selling and conversion resources and recent acquisitions having lower selling and conversion components.

         Research and development expenses decreased 4.0% from $9.2 million for the nine months ended March 31, 2000 to $8.8 million for the nine months ended March 31, 2001 and decreased as a percentage of revenues from 2.2% to 1.8%. The decrease as a percentage of revenues resulted from acquiring and merging with businesses that do not require substantial research and development.

         Amortization of intangible assets increased $6.1 million for the nine months ended March 31, 2001 over the same period last year due to a higher level of intangible assets associated with recently acquired businesses.

         The income tax provision of $36.9 million for the nine months ended March 31, 2001 increased from $30.8 million for the nine months ended March 31, 2000 due to higher taxable income. The provision represents an effective tax rate of 39.5% for both periods ended March 31, 2001 and 2000.

         Operating results, before amortization of intangibles and merger expenses and other charges, resulted in margins of 23.1% and 20.9% for the nine months ended March 31, 2001 and 2000, respectively. The increase was primarily due to strong internal growth, efficient integration of acquired businesses, and faster growth from the higher-margin Insurance and Education Services Group.

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

         At March 31, 2001, the remaining accrual is $0.3 million and it is anticipated that all restructuring activities will be completed and amounts expended by the end of the current fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2001, the Company had cash and cash equivalents of $256.5 million and working capital of $306.5 million. At March 31, 2001, the Company had no outstanding borrowings against its revolving credit facility and had $0.5 million outstanding in letters of credit.

         In March 2001, the Company issued $300 million of convertible subordinated Notes due March 2006. The Notes bear interest at 4% and require semiannual interest payments in the months of March and September. The Notes are convertible at any time at the option of the holder into shares of the Company's common stock at a conversion price of $66.79 per share, subject to adjustment under certain conditions. At the Company's option, subject to the terms of its existing revolving credit facility agreement, the Notes are redeemable on or after March 2004 at a premium price of 101% declining to par in March 2005 and thereafter.

         Accounts receivable represented 68 days sales outstanding at March 31, 2001, based on revenues for the quarter ended March 31, 2001. Other current assets included in the accompanying balance sheet consist primarily of prepaid expenses and inventory. At June 30, 2000, other assets included a $115 million deposit toward the purchase of Pictorial that closed on July 1, 2000.

         For the nine months ended March 31, 2001, operating activities provided cash of $78.3 million. Investing activities used cash of $93.3 million, primarily for the acquisition of businesses of $64.7 million, and capital expenditures of $21.2 million. Financing activities provided cash of $201.4 million, primarily from the net proceeds from the convertible debt offering of $292.0 million, the net proceeds from the exercise of stock options of $21.0 million, and $3.1 million from the issuance of common stock, offset by a net repayment of $115.0 million of short-term borrowings.

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

SEGMENT INFORMATION

         The following table sets forth operating revenue and operating income by business segment and for corporate operations for the three and nine months ended March 31, 2001 and 2000. Merger expenses and other charges are excluded from the operating results of the segment for a better understanding of the underlying performance of each segment.

                                                                            (in thousands)
                                                       Three Months Ended                    Nine months Ended
                                                           March 31,                             March 31,
                                                ---------------------------------     ---------------------------------
                                                     2001              2000               2001               2000
                                                     ----              ----               ----               ----
        Operating revenue:
           Information Services                 $     46,088       $     46,332        $   130,027        $   130,492
           Investment Services                        89,027             76,142            259,643            221,723
           Insurance and Education Services           42,244             23,183            117,433             63,799
                                                ---------------    --------------     --------------     --------------
             Total operating revenue            $    177,359        $   145,657        $   507,103        $   416,014
                                                ===============    ==============     ==============     ==============

        Operating income:
           Information Services                 $     12,215       $     12,610        $    31,601        $    30,065
           Investment Services                        16,412             14,846             41,244             37,070
           Insurance and Education Services           17,435              8,742             42,005             21,063
           Corporate                                  (4,176)            (3,350)           (12,504)            (9,627)
                                                ---------------    --------------     --------------     --------------
             Total operating income             $     41,886        $    32,848        $   102,346        $    78,571
                                                ===============    ==============     ==============     ==============

         Revenue in the Information Services business segment decreased $0.2 million, or 0.5%, during the three months ended March 31, 2001, compared to the same period last year. The decrease was primarily due to the sale of two business units, Research Services and Networking Services, in the fiscal 2000 fourth quarter and lower revenues in the check imaging software business. Operating income in the Information Services business segment decreased $0.4 million, or 3.1%, during the fiscal third quarter, resulting in operating margins of 26.5% and 27.2% for the three months ended March 31, 2001 and 2000, respectively. The margin decrease in the fiscal third quarter was primarily due to under-performance by the check imaging software business.

         Revenue in the Investment Services business segment increased $12.9 million, or 16.9%, during the three months ended March 31, 2001, compared to the same period last year. The revenue increase was due to strong internal growth, including the acquisition of several new clients in the 401(k) plan recordkeeping business. Operating income in the Investment Services business segment increased $1.6 million, or 10.6%, during the fiscal third quarter, resulting in operating margins of 18.4% and 19.5% for the three months ended March 31, 2001 and 2000, respectively. The margin decline primarily resulted from continued investments in the international mutual fund business, including support for the upgrade of the recently acquired Luxembourg operating platform.

         Revenue in the Insurance and Education Services business segment increased $19.1 million, or 82.2%, during the three months ended March 31, 2001, compared to the same period last year. The revenue increase was due to strong internal growth and the acquisitions of Pictorial and Ascensus. Operating income in the Insurance and Education Services business segment increased $8.7 million, or 99.4%, during the fiscal third quarter, resulting in operating margins of 41.3% and 37.7% for the three months ended March 31, 2001 and 2000, respectively. Margins increased in the fiscal third quarter due to strong revenue growth and realized savings from restructuring activities.

         Corporate operations represent charges for the Company's human resources, legal, accounting and finance functions, and various other unallocated overhead charges. Increased expenses of $0.8 million in the three months ended March 31, 2001 were in line with the Company's overall growth.

FINANCIAL SERVICES MODERNIZATION ACT OF 1999

         The Financial Services Modernization Act of 1999 (the "Act") repeals key provisions of the Glass-Steagall Act and lifts many restrictions limiting banks from the underwriting and distribution of securities. As a result of these regulatory changes, the Company expects that some of its bank customers with proprietary mutual funds may, over time, internalize certain distribution functions currently provided by the Company. At the same time, the Company believes this change may result in additional demand for its outsourcing services as financial institutions provide new services to their customers. The near-term and long-term impact of this legislative change on the Company's business and results of operations are uncertain. Although there can be no assurance, at this time the Company does not expect a material adverse impact on its business or results of operations as a result of the Act.

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

                                     PART II

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

                  On February 28, 2001, the Company issued 29,245 shares of its common stock, $.02 par value ("Company Common Stock"), to the owner of The Advanced Markets, LLC ("TAM"), in connection with the acquisition of TAM. Said shares of Company Common Stock were not registered under the Securities Act of 1933, as amended (the "Securities Act"). There was no underwriter or placement agent.

                  On April 11, 2001, the Company issued 442,602 shares of Company Common Stock to the stockholders of Boston Institutional Group, Inc. and related companies ("BIG"). In addition, the Company assumed all the outstanding BIG stock options, which were converted into stock options to purchase 204,645 shares of Company Common Stock. There was no underwriter or placement agent.

                  In connection with the issuance of shares of Company Common Stock to the stockholders of BIG and the owner of TAM in these transactions, the Company relied on exemptions from registration under Section 4(2) of the Securities Act, based upon, among other things, certain representations and warranties of the investors, the small number of investors, the nature of the investors and certain information provided to the investors with respect to the Company and the transaction.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS

                  None.

         (b)      REPORTS ON FORM 8-K

                  A current report on Form 8-K, dated March 8, 2001, was filed with the Securities and Exchange Commission on March 8, 2001 (Items 5 and 7) to report on the announcement of the offering of the Notes.

                  A current report on Form 8-K, dated March 15, 2001, was filed with the Securities and Exchange Commission on March 15, 2001 (Items 5 and 7) to report on the announcement of the consummation of the sale of the Notes.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            THE BISYS GROUP, INC.



Date: May 7, 2001           By: /s/ Dennis R. Sheehan
      ----------------          ------------------------------------------------
                            Dennis R. Sheehan
                            Executive Vice President and Chief Financial Officer
                            (Duly Authorized Officer)