Form 10-K405
period 2001-06-30
BISYS GROUP INC
filed 2001-09-28
CIK 883587

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 2001.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE TRANSITION PERIOD FROM         TO             .

                         Commission file number: 0-19922

                              THE BISYS GROUP, INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                             13-3532663
         (State or other jurisdiction of             (I.R.S. Employer
          incorporation or organization)            Identification No.)

                    90 PARK AVENUE                             10016
                  NEW YORK, NEW YORK                        (Zip Code)
         (Address of principal executive offices)

                                  212-907-6000
              (Registrant's telephone number, including area code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE
                                (Title of Class)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                          COMMON STOCK, $0.02 PAR VALUE
                                (Title of Class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [x]

         State the aggregate market value of voting stock held by nonaffiliates of the Registrant as of September 21, 2001: $2,830,259,148.

         Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of September 21, 2001: 58,827,575 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE: List the following documents if incorporated by reference and the part of the Form 10-K into which the document is incorporated: (1) Any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933.

Portions of the Registrant's Fiscal 2001 Annual Report to Shareholders--Part II and IV; Portions of the Registrant's Definitive Proxy Statement for its November 15, 2001 Annual Meeting of Stockholders--Part III

                              THE BISYS GROUP, INC.
                                    FORM 10-K

                                  JUNE 30, 2001


                                                                            PAGE

Part I

  Item 1.  Business..........................................................1
  Item 2.  Properties.......................................................12
  Item 3.  Legal Proceedings................................................13
  Item 4.  Submission of Matters to a Vote of Security Holders..............13

Part II

  Item 5.  Market for the Registrant's Common Equity and Related
               Stockholder Matters..........................................13
  Item 6.  Selected Financial Data..........................................13
  Item 7.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations....................................13
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk.......13
  Item 8.  Financial Statements and Supplementary Data......................14
  Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.....................................14

Part III

  Item 10. Directors and Executive Officers of the Registrant...............14
  Item 11. Executive Compensation...........................................14
  Item 12. Security Ownership of Certain Beneficial Owners and Management...14
  Item 13. Certain Relationships and Related Transactions...................14

Part IV

  Item 14. Exhibits, Financial Statement Schedules, and
               Reports on Form 8-K..........................................14

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

                                     PART I

ITEM I.  BUSINESS.

         The BISYS(R) Group, Inc. and its wholly-owned subsidiaries ("BISYS" or the "Company") supports more than 15,000 financial institutions and corporate clients through its integrated business units. BISYS distributes and administers over 120 families of mutual funds consisting of approximately 1,100 portfolios; provides retirement plan recordkeeping services to approximately 15,000 companies in partnership with 35 of the nation's leading bank and investment management companies; provides insurance distribution solutions, professional certification training and licensing and continuing education, and investment industry consulting services; and provides information processing and check imaging solutions to approximately 1,000 financial institutions nationwide.

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

         BISYS was organized in August 1989 to acquire certain banking and thrift data processing operations of Automatic Data Processing, Inc. ("ADP"). Its traditional business was established in 1966 by United Data Processing, Inc., the predecessor of the banking and thrift data processing operations of ADP. Together with its predecessors, BISYS has been providing outsourcing solutions to the financial services industry for more than 35 years. BISYS is incorporated under the laws of Delaware and has its principal executive office at 90 Park Avenue, New York, New York 10016 (telephone 212-907-6000).

         Since its founding in 1989, BISYS has completed a number of acquisitions as part of its strategic growth plan. During the last fiscal year, BISYS acquired the following businesses:

         July 2000 -- Pictorial Holdings, Inc., the parent company of Pictorial, Inc., now part of BISYS Insurance and Education Services, a provider of professional certification training and licensing and compliance software products for the financial services industry;

         July 2000 -- Ascensus Insurance Services, Inc. and affiliated entities, now part of BISYS Insurance and Education Services, a provider of distribution services for life insurance, annuity and long term care insurance products and services;

         November 2000 -- The small plan portion of the 401(k) plan recordkeeping business of Merrill Lynch Pierce, Fenner & Smith Incorporated, now part of BISYS Investment Services;

         February 2001 -- The Advanced Markets, LLC and affiliated companies, now part of BISYS Insurance and Education Services, a mid-Atlantic based insurance brokerage firm;

         April 2001 -- Boston Institutional Group, Inc. and affiliated companies, now part of BISYS Investment Services, a provider of outsourcing services and competitive research for mutual fund complexes;

         May 2001 -- The Insurance Exchange of America, Inc., now part of BISYS Insurance and Education Services, a New Jersey based insurance brokerage firm;

         June 2001 -- Universal Pensions, Inc., now part of BISYS Investment Services, a provider of retirement plan services and related business solutions; and

         June 2001 -- The Toner Organization, now part of BISYS Insurance and Education Services, a mid-Atlantic based insurance brokerage firm.

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

         BISYS objectives are to increase its client base and to expand the services it offers to them. BISYS seeks to be the premier, full-service outsourcing business partner focused on enhancing its clients' growth, profits and performance, and building shareholder value by consistently increasing both revenues and earnings per share, through a combination of internal growth, new sales and strategic acquisitions. Five key principles have guided BISYS since its formation and continue to shape its strategy for growth:

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

         LEVERAGE TECHNOLOGICAL ADVANCEMENTS. BISYS seeks to enhance its outsourcing platforms by integrating innovative products, services and technologies. It will continue to seek to leverage the tremendous power of the Internet to re-invent how it supports global clients and delivers products, services and vital information.

         OPTIMIZE HUMAN RESOURCES. BISYS values the contribution of its employees who represent critical technical and business disciplines in the financial services industry. BISYS depends on this collective experience and expertise to sustain its industry leadership and growth.

         BISYS provides its products and services principally through three major business groups: BISYS Investment Services, BISYS Insurance & Education Services, and BISYS Information Services. Certain of the business segment information required to be included herein, is incorporated herein by reference to Note 13 of the Company's consolidated financial statements included in the Company's 2001 Annual Report to Shareholders (the "Annual Report") at pages 38 and 39. Portions of the Annual Report incorporated by reference in this report are included in this report as Exhibit 13.

BISYS INVESTMENT SERVICES

         BISYS Investment Services provides distribution, administration, fund accounting and transfer agency services to over 120 mutual fund complexes encompassing approximately 1,100 individual portfolios with a market value exceeding $450 billion in assets. BISYS also provides 401(k) plan marketing support, administration and recordkeeping services to many of the nation's leading bank and investment management companies.

         BISYS distributes and administers proprietary open-end mutual funds registered under the Investment Company Act of 1940 (the "Investment Company Act"). BISYS provides distribution services, including the development of joint and external sales and marketing programs and administrative services, including responsibility for administration, transfer agency, shareholder services, compliance and fund accounting. BISYS also provides distribution services through its various wholly-owned broker/dealer subsidiaries. In order to assist its clients' mutual fund sales efforts, BISYS maintains a distribution sales force to raise additional assets for its clients' funds.

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

         BISYS provides 401(k) plan services for small- and medium-sized companies, providing outsourcing solutions to financial organizations and corporate clients for marketing and sales support and administration and participant recordkeeping services for corporate-sponsored 401(k) plans. BISYS maintains partnerships with financial organizations including banks, and investment and insurance companies and provides marketing and proposal support for their sale of their 401(k) plan investment products. BISYS markets to and builds systems linkage with these investment manager partners and enables them to concentrate on selling 401(k) plans while BISYS provides the administrative and recordkeeping functions for the fund sponsor. On an ongoing basis, BISYS performs 401(k) participant recordkeeping and other services including daily valuation of participant balances, administration of 401(k) loans, discrimination testing, participant statements and participant communications. Targeted at companies with fewer than 500 employees -- one of the fastest growing segments of the retirement plan market -- BISYS services approximately 15,000 corporate-sponsored retirement plans covering approximately 1.3 million employee participants. With the acquisition of Universal Pensions, Inc. in June 2001, BISYS now provides prototype plan documents, which are currently used by approximately 4 million Individual Retirement Accounts (IRAs), employee sponsored retirement plans, and retirement plan education programs which train more than 12,000 retirement professionals annually, and maintains a toll-free help line for ongoing access to industry expertise and assistance.

BISYS INSURANCE AND EDUCATION SERVICES

         BISYS provides outsourcing services for the distribution of life insurance, annuities and long-term care products. BISYS is a full-service distributor and administrator of insurance services and employs strategic alliances with major insurance companies and national producer groups to provide a full range of outsourcing services for insurance product distribution. BISYS services a network of, and markets products and services through, approximately 100,000 insurance agents and brokers nationwide. BISYS also offers a full-service, single source solution to support banks' and other financial institutions' initiatives to offer insurance services to their customer bases. BISYS allows clients to use their various distribution channels to offer insurance products and services, ranging from annuities and commodity term products to estate planning products. In addition to product solutions, BISYS provides clients with the systems and services expertise necessary to support their sale of insurance products, including licensing management, marketing and proposal support, application processing and advanced underwriting and commission accounting and processing.

         BISYS provides comprehensive training and education programs to corporate clients to enable securities brokers, insurance agents and securities traders to obtain initial licensure, advanced designations (including, among others, Chartered Life Underwriter and Chartered Financial Consultant) and continuing education programs. During fiscal year 2001, investment and insurance professionals enrolled in more than 400,000 of BISYS' training courses.

         BISYS provides licensing management solutions for the insurance industry. Its software and services enable insurance carriers, agencies and agents to comply with the complex licensing and appointment processes for all 50 states.

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

         Using integrated central and client site solutions, the TOTALPLUS product line supports most aspects of a banking institution's automation requirements. The TOTALPLUS Solution is a comprehensive system, providing bank-wide automation which enables community banks to more effectively compete with super regionals, banks serving a national marketplace, and non-bank competitors. The TOTALPLUS family of products and services provides bank-wide automation, integrating mainframe-based, central site and PC-based client site applications. During fiscal year 1998, BISYS launched the banking industry's first true client/server outsourcing alternative based on an open computing environment. BISYS also introduced full-service Internet banking, data warehousing and document imaging. In fiscal year 2000, BISYS introduced a new line of "thin client" solutions delivered in an Application Service Provider ("ASP") environment. ASP, an emerging delivery method, relieves BISYS' clients of the high costs and risks associated with implementing and maintaining the latest technology-based business solutions. The BISYS solution provides diverse financial organizations with the ability to customize each application to meet specialized processing requirements and priorities.

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

         BISYS also provides image-based technology software to financial institutions, including sophisticated Internet-based delivery and access solutions. These imaging solutions convert traditional paper-based checks and other documents into digital images that can be accessed electronically. More than 1,000 banks, credit unions and service bureaus are using BISYS image-based technology software. This software, designed to provide a fully integrated image environment, uses microcomputer technology and supports the majority of image enabled transports available today. This product family includes image capture and archive, image statements, e-mail statement delivery, image proof of deposit, return item/image processing, image signature verification, courtesy amount recognition, CD-ROM image delivery, customer financial analysis and full Internet access.

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

         BISYS fee structure for data processing clients is based primarily on number of accounts, loans, participants and/or transactions handled for each service, in some cases, subject to minimum charges, plus additional charges for special options, services and features. BISYS fee structure for mutual fund services clients is based in part on the average daily net asset value of the fund, in some cases, subject to minimum charges. BISYS 401(k) fee structure is based upon the number of eligible participants in a plan subject to certain minimums. BISYS check imaging software is licensed subject to a one-time fee with recurring maintenance fees. BISYS Insurance Services' fee structure is generally based on sharing a percentage of commissions and/or profits received by BISYS with its clients.

         Although contract terminations and non-renewals have an adverse affect on recurring revenues, BISYS believes that the contractual nature of its businesses, combined with its historical renewal experience, provides a high level of recurring revenues.

CLIENT BASE

         BISYS clients are located in all 50 states and several international locations, principally Western Europe. BISYS provides outsourcing solutions to commercial banks, mutual savings institutions, thrift organizations, mutual funds, insurance companies, insurance producer groups, corporate clients and other financial organizations including investment counselors and brokerage firms. Total revenue from unaffiliated clients located outside the United States for fiscal 1999, 2000 and 2001, was approximately $10.8 million, $20.5 million and $29.3 million, respectively.

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

COMPETITION

         BISYS believes the markets for its products and services are highly competitive. BISYS believes that it remains competitive due to several factors, including BISYS' overall company strategy and commitment, product quality, reliability of service, a comprehensive and integrated product line, timely introduction of new products and services, and competitive pricing. BISYS believes that, by virtue of its range of product and service offerings and its overall commitment to client service and relationships, it competes favorably in these categories. In addition, BISYS believes that it has a competitive advantage as a result of its position as an independent vendor, rather than as a cooperative, an affiliate of a financial institution, a hardware vendor or competitor to its clients.

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

RESEARCH AND DEVELOPMENT

         In order to meet the changing needs of the financial organizations that it serves, BISYS continually evaluates, develops, maintains and enhances various application software and other technology used in its business. During fiscal 1999, 2000 and 2001, BISYS spent approximately $11.5 million, $12.5 million and $11.4 million, respectively, on company-sponsored research and development, primarily focused on its proprietary systems. Most of BISYS central site application software used in its bank data processing business has been developed internally, and a majority of the client site application software is licensed from third parties and integrated with BISYS' existing systems.

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

         In addition, BISYS broker/dealer subsidiaries are subject to SEC Rule 15c3-1 (commonly known as the "Net Capital Rule"). The Net Capital Rule, which specifies the minimum amount of net capital required to be maintained by broker/dealers, is designed to measure the general financial integrity and liquidity of broker/dealers and requires that a certain part of broker/dealers' assets be kept in relatively liquid form. Failure to maintain the required minimum amount of net capital may subject a broker/dealer to suspension or revocation of licenses, registration or membership with the New York Stock Exchange, Inc., the SEC, the NASD, and various state securities law administrators and may ultimately require liquidation of the broker/dealer. Under certain circumstances, the Net Capital Rule also prohibits payment of cash dividends, redemption or repurchase of stock, distribution of capital and prepayment of subordinated indebtedness. Thus, compliance with the Net Capital Rule could restrict BISYS ability to withdraw capital from its broker/dealer subsidiaries. At June 30, 2001, each BISYS broker/dealer subsidiary met or exceeded the requisite net capital requirement. At June 30, 2001, the BISYS broker/dealer subsidiaries had aggregate net capital of approximately $16.2 million, which exceeded the requirements of the Net Capital Rule by approximately $13.6 million.

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

         The Financial Services Modernization Act of 1999 (the "Act") repealed key provisions of the Glass-Steagall Act and lifted many restrictions limiting banks from the underwriting and distribution of securities. As a result of these recent regulatory changes, BISYS expects that some of its bank customers with proprietary mutual funds may, over time, internalize certain distribution functions currently provided by BISYS. At the same time, BISYS believes this change may result in additional demand for its outsourcing services as financial institutions provide new services to their customers. The near-term and long-term impact of this legislative change on BISYS' business and results of operations are uncertain. Although there can be no assurance, at this time BISYS does not expect a material adverse impact on its business or results of operations as a result of the Act.

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

EMPLOYEES

         As of June 30, 2001, BISYS employed approximately 4,300 employees. None of its employees is represented by a union and there have been no work stoppages, strikes or organization attempts. BISYS believes that its relations with its employees are good.

         The service nature of BISYS makes its employees an important corporate asset. Most employees are not subject to employment agreements; however, a limited number of executives of BISYS operating subsidiaries have such agreements.

RISK FACTORS

THE FINANCIAL SERVICES MODERNIZATION ACT OF 1999 COULD ADVERSELY IMPACT OUR BUSINESS BY EXPANDING THE POWERS OF OUR BANKING CLIENTS AND REDUCING THEIR OUTSOURCING.

         The adoption of the Financial Services Modernization Act of 1999 repealed key provisions of the Glass-Steagall Act and lifted many restrictions limiting banks from the underwriting and distribution of securities. As a result of these regulatory changes, we expect that some of our bank customers with proprietary mutual funds may, over time, internalize certain distribution functions that we currently provide. If that were to happen, it could have a material adverse impact on our business and results of operations.

OUR BUSINESS CAN BE SIGNIFICANTLY AFFECTED BY DIRECT AND INDIRECT GOVERNMENTAL REGULATION, WHICH REDUCES OUR FLEXIBILITY AND INCREASES THE COSTS OF DOING BUSINESS.

         Our business is affected by federal, state and foreign regulations. Our noncompliance with these regulations could result in the suspension or revocation of our licenses or registrations, including broker/dealer licenses and registrations and insurance producer licenses and registrations. Regulatory authorities could also impose on us civil fines and criminal penalties for noncompliance.

         Some of our subsidiaries are registered with the Securities Exchange Commission as broker-dealers. Much of the federal regulation of broker-dealers has been delegated to self-regulatory organizations, principally the National Association of Securities Dealers, Inc. and the national securities exchange. Broker-dealers are subject to regulations which cover all aspects of their securities business, including, for example:

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

OUR REVENUES AND EARNINGS ARE SUBJECT TO CHANGES IN THE SECURITIES MARKETS.

         A significant portion of our earnings are derived from fees based on the average daily market value of the assets we administer for our clients. A sharp rise in interest rates or a sudden decline in the securities market could influence an investor's decision whether to invest or maintain an investment in a mutual fund. As a result, fluctuations could occur in the amount of assets which we administer. If investors were to seek alternatives to mutual fund investments, it could have a negative impact on our revenues by reducing the amount of assets we administer.

CONSOLIDATION IN THE BANKING AND FINANCIAL SERVICES INDUSTRY COULD ADVERSELY IMPACT OUR BUSINESS BY ELIMINATING THE NUMBER OF EXISTING AND POTENTIAL CLIENTS.

         There has been and continues to be merger, acquisition and consolidation activity in the banking and financial services industry. Mergers or consolidations of banks and financial institutions in the future could reduce the number of our clients or potential clients. A smaller market for our services could have a material adverse impact on our business and results of operations. Also, it is possible that the larger banks or financial institutions which result from mergers or consolidations could decide to perform themselves some or all of the services which we currently provide or could provide. If that were to occur, it could have a material adverse impact on our business and our results of operations.

OUR ACQUISITION STRATEGY SUBJECTS US TO RISKS, INCLUDING INCREASED DEBT, ASSUMPTION OF UNFORESEEN LIABILITIES AND DIFFICULTIES IN INTEGRATING OPERATIONS.

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

OUR SYSTEMS MAY BE SUBJECT TO INFILTRATION BY UNAUTHORIZED PERSONS.

         We maintain and process data on behalf of our clients, some of which is critical to the business operations of our clients. For example, our Information Services Group maintains account information for our bank and insurance company clients it services and our Investment Services Group maintains transfer agency records and processes trades for our mutual fund clients. If our systems were infiltrated and damaged by unauthorized persons, our clients could experience data loss, financial loss and significant business interruption. If that were to occur, it could have a material adverse effect on our business, financial condition and results of operations.

WE FACE SIGNIFICANT COMPETITION FROM OTHER COMPANIES.

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

WE DEPEND ON KEY MANAGEMENT PERSONNEL, MOST OF WHOM DO NOT HAVE LONG-TERM EMPLOYMENT AGREEMENTS.

         Our success depends upon the continued services of our key senior management personnel including our executive officers and the senior managers of our businesses. None of our executive officers have employment agreements with us and substantially all of our other senior management personnel do not have employment agreements with us. The loss or unavailability of these individuals could have a material adverse effect on our business prospects.

WE DEPEND ON OUR ABILITY TO ATTRACT AND RETAIN SKILLED PERSONNEL.

         Our success depends on our ability to attract and retain highly skilled personnel in all areas of our business, including our information processing, fund management and insurance services businesses. We cannot assure that we will be able to attract and retain personnel on acceptable terms in the future. Our inability to attract and retain highly skilled personnel could have an adverse effect on our business prospects.

WE DO NOT INTEND TO PAY DIVIDENDS.

         We have never paid cash dividends to stockholders and do not anticipate paying cash dividends in the foreseeable future. In addition, our existing credit facility limits our ability to pay cash dividends.

OUR STOCK PRICE HAS BEEN AND IS LIKELY TO CONTINUE TO BE VOLATILE.

         The market price of our common stock has been volatile. From July 1, 2000 to September 21, 2001, the last sale price of our common stock ranged from a low of $28.44 per share to a high of $63.40 per share.

FUTURE SALES OF OUR COMMON STOCK MAY DEPRESS OUR STOCK PRICE.

         Sales of a substantial number of shares of our common stock in the public market, or the appearance that such shares are available for sale, could adversely affect the market price for our common stock. As of August 31, 2001, we had 58,756,975 shares of common stock outstanding. As of August 31, 2001, we also had options to purchase 7,596,163 shares of our common stock outstanding and 3,553,308 shares of our common stock reserved for issuance pursuant to options available for issuance under our stock option plans and employee stock purchase plan, and 4,491,870 shares of our common stock reserved for issuance upon the conversion of our 4% Convertible Subordinated Notes due 2006.

ANTI-TAKEOVER EFFECTS OF CERTAIN BY-LAW PROVISIONS, DELAWARE LAW, AND OUR SHAREHOLDER RIGHTS PLAN COULD DISCOURAGE, DELAY OR PREVENT A CHANGE IN CONTROL.

         We have a shareholder rights plan. Under the plan, each holder of shares of our common stock will receive a right to buy one share of our common stock at an exercise price of $87.50. If a person or group were to acquire, or to announce the intention to acquire, 15% or more of our outstanding shares of common stock, and in some cases 10%, each right would entitle the holder, other than the acquiring person or group, to purchase shares of our common stock at the exercise price of the right with a value of twice the exercise price. This plan could have the effect of discouraging, delaying or preventing persons from attempting to acquire us.

         In addition, the Delaware General Corporation Law, to which we are subject, prohibits, except under circumstances specified in the statute, a corporation from engaging in any mergers, significant sales of stock or assets or business combinations with any stockholder or group of stockholders who own at least 15% of our common stock.

ITEM 2.  PROPERTIES.

         All principal properties of the Company are leased. The following table provides certain summary information with respect to such principal properties as of June 30, 2001:

                                                                     Expiration
Location             Function                             Sq. Feet      Date
New York, NY         Corporate headquarters                 35,897      2008

Houston, TX          Information Services
                     Service Center                         58,568      2001

Cherry Hill, NJ      Information Services
                     Data processing center                 35,625      2011

Lombard, IL          Information Services
                     Data processing center                 25,240      2010

Columbus, OH         Investment Services
                     Service Center                        143,552      2017

Ambler, PA           Investment Services
                     Service Center                         88,218      2002

Brainerd, MN         Investment Services
                     Service Center                         38,400      2004

Harrisburg, PA       Insurance & Education Services
                     Service Center                         61,602      2011

Salt Lake City, UT   Insurance & Education Services
                     Service Center                         43,626      2007

Atlanta, GA          Information Services and Insurance
                     & Education Services
                     Service Center                         35,034      2006

Indianapolis, IN     Insurance & Education Services
                     Service Center                         49,534      2010


          In addition to the principal facilities listed above, BISYS also leases certain other office and data processing facilities with leases expiring periodically over the next sixteen years.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          No matter was submitted to a vote of security holders of the Company during the fourth quarter of fiscal 2001.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

          Certain of the information required in Item 5 is incorporated herein by reference to page 40 of the Company's 2001 Annual Report under the heading "Market Price Information" and Note 4 to the Company's consolidated financial statements included therein. The Company has not paid or declared any cash dividends during its most recent two fiscal years. Portions of the Annual Report incorporated by reference in this report are included in this report as Exhibit 13.

         On March 13, 2001 and March 26, 2001, BISYS issued an aggregate of $300 million principal amount of 4% Convertible Subordinated Notes due 2006 (the "Notes"). The initial purchasers of the Notes were Bear, Stearns & Co. Inc. and Credit Suisse First Boston. After giving effect to the initial purchaser's discount of $7.5 million and other expenses of the private placement, the sale of the notes resulted in approximately $292.0 million in net proceeds to the Company. In connection with the issuance of the Notes, BISYS relied on exemptions from registration under Rule 144A and Regulation S, both under the Securities Act of 1933, as amended. The Notes are convertible into shares of Common Stock at a rate of 14.9729 shares per each $1,000 principal amount of Notes, subject to adjustment under certain circumstances.

ITEM 6.  SELECTED FINANCIAL DATA.

          The information required by this Item 6 is incorporated herein by reference to page 20 of the Annual Report, included in this report as Exhibit 13.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

          The information required by this Item 7 is incorporated herein by reference to pages 21 through 24 of the Annual Report, included in this report as Exhibit 13.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

          BISYS does not have material exposure to market risk from derivative or non-derivative financial instruments. BISYS does not utilize such instruments to manage market risk exposures or for trading or speculative purposes. The Company does, however, invest available cash and cash equivalents in highly-liquid financial instruments with original maturities of three month or less. As of June 30, 2001, BISYS had approximately $159.4 million of cash and cash equivalents invested in highly-liquid debt instruments purchased with original maturities of three months or less, including $22.5 million of overnight repurchase agreements. BISYS believes that potential near-term losses in future earnings, fair values and cash flows from reasonably possible near-term changes in the market rates for such instruments are not material to BISYS.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

          The information required by this Item 8 is incorporated herein by reference to pages 25 through 39 of the Annual Report, included in this report as Exhibit 13.

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

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

          (a)(1)  Financial Statements

          The consolidated financial statements of the Company as of June 30, 2001 and 2000 and for each of the three fiscal years for the period ended June 30, 2001, together with the report of PricewaterhouseCoopers LLP dated July 30, 2001, are incorporated herein by reference to pages 25 through 39 of the Annual Report, included in this report as Exhibit 13.

          (a)(2)  Financial Statement Schedules

          All financial statement schedules are omitted for the reason that they are either not applicable or not required or because the information required is contained in the consolidated financial statements or notes thereto.

          (a)(3) Exhibits:

3.1*   --   Amended and Restated Certificate of Incorporation of The BISYS
            Group, Inc., as amended by Certificate of Amendment to Amended and Restated Certificate of Incorporation of The BISYS Group, Inc.

3.2    --   Amended and Restated By-Laws of The BISYS Group, Inc.,
            (Incorporated by reference to Exhibit 3.2 to the Registrant's Annual
            Report on Form 10-K for the year ended June 30, 1997.)

4.1    --   Rights Agreement, dated as of May 8, 1997, by and between The
            BISYS Group, Inc. and The Bank of New York, as Rights Agent
            (including the form of Rights Certificate as Exhibit A).
            (Incorporated by reference to Exhibit 2.1 of Form 8-A filed on May
            8, 1997 with the SEC.)

4.2    --   Indenture, dated as of March 13, 2001, between The BISYS Group,
            Inc. and Chase Manhattan Trust Company, National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated March 15, 2001,
            Commission File No. 0-19922.)

10.1   --   Letter Agreement dated May 12, 1995 between the Registrant and
            Lynn J. Mangum. (Incorporated by reference to Exhibit 10.18 to the
            Registrant's Annual Report on Form 10-K for the fiscal year ended
            June 30, 1995, Commission File No. 0-19922.)

10.2   --   Deferred Compensation Plan (Incorporated by reference to Exhibit
            10.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1998, Commission File No. 0-19922.)

10.3   --   Executive Life Insurance Plan (Incorporated by reference to
            Exhibit 10.3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1998, Commission File No. 0-19922.)

10.4   --   The BISYS Group, Inc. Executive Officer Annual Incentive Plan.
            (Incorporated by reference to Exhibit C to Registrant's proxy statement for its 1999 annual meeting of stockholders, Commission
            File No. 0-19922.)

10.5   --   The BISYS Group, Inc. Amended and Restated Stock Option and
            Restricted Stock Purchase Plan. (Incorporated by reference to
            Exhibit 10.23 to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1994, Commission File No. 0-19922.)

10.6   --   The BISYS Group, Inc. 1995 Stock Option Plan. (Incorporated by
            reference to Exhibit A to the Registrant's proxy statement for its 1995 annual meeting of stockholders, Commission File No. 0-19922.)

10.7   --   The BISYS Group, Inc. 1996 Stock Option Plan. (Incorporated by
            reference to Exhibit A to Registrant's proxy statement for its 1996 annual meeting of stockholders, Commission File No. 0-19922.)

10.8   --   The BISYS Group, Inc. 1999 Equity Participation Plan.
            (Incorporated by reference to Exhibit B to Registrant's proxy statement for its 1999 annual meeting of stockholders, Commission
            File No. 0-19922.)

10.9   --   BISYS 401(k) Savings Plan. (Incorporated by reference to Exhibit
            10.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1999, Commission File No. 0-19922.)

10.10  --   The BISYS Group, Inc. Non-Employee Directors' Stock Option Plan,
            as amended (Incorporated by reference to Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for the fiscal year ended
            June 30, 1998, Commission File No. 0-19922.)

10.11  --   Executive Loan Agreement (Incorporated by reference to Exhibit
            10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, Commission File No. 0-19922.)

10.12  --   Lease of Cherry Hill, New Jersey facility dated November 29,
            1990. (Incorporated by reference to Exhibit 10.25 of the Registrant's Registration Statement No. 33-45417.)

10.13  --   Lease Renewal for Cherry Hill, New Jersey facility dated August
            17, 2000. (Incorporated by reference to Exhibit 10.15 to the Registrant's Annual Report on Form 10-K for the fiscal year ended
            June 30, 2000, Commission File No. 0-19922).

10.14  --   Lease of Lombard, Illinois facility dated May 29, 1990.
            (Incorporated by reference to Exhibit 10.27 of the Registrant's
            Registration Statement No. 33-45417.)

10.15  --   Lease Amendment for Lombard, Illinois facility dated March 28,
            2000. (Incorporated by reference to Exhibit 10.17 to the Registrant's Annual Report on Form 10-K for the fiscal year ended
            June 30, 2000, Commission File No. 0-19922).

10.16  --   Lease of Houston, Texas facility dated June 30, 1986.
            (Incorporated by reference to Exhibit 10.28 of the Registrant's
            Registration Statement No. 33-45417.)

10.17  --   Lease of Ambler, Pennsylvania facility dated April 4, 1989.
            (Incorporated by reference to Exhibit 10.29 to the Registrant's
            Annual Report on Form 10-K for the fiscal year ended June 30, 1993,
            Commission File No. 0-19922.)

10.18* --   Lease of Columbus, Ohio facility dated May 17, 2001.

10.19  --   Lease of New York, New York facility dated February 26, 1998
            (Incorporated by reference to Exhibit 10.15 to the Registrant's
            Annual Report on Form 10-K for the fiscal year ended June 30, 1998,
            Commission File No. 0-19922.)

10.20* --   Lease of Harrisburg, Pennsylvania facility dated February 23, 2000.

10.21  --   Lease of Atlanta, Georgia facility dated December 9, 1999.
            (Incorporated by reference to Exhibit 10.23 to the Registrant's
            Annual Report on Form 10-K for the fiscal year ended June 30, 2000,
            Commission File No. 0-19922).

10.22* --   Lease of Salt Lake City, Utah facility dated September 15, 1999.

10.23* --   Lease of Indianapolis, Indiana facility dated June 3, 1999, as amended by First Lease Amendment dated December 8, 2000.

10.24* --   Lease of Brainerd, Minnesota facility dated July 14, 1998.

10.25  --   Credit Agreement by and among The BISYS Group, Inc., the Lenders party thereto, The Chase Manhattan Bank, The First National Bank of
            Chicago, First Union National Bank and Fleet Bank, National
            Association, as co-Agents, and The Bank of New York, as Administrative Agent, with BNY Capital Markets, Inc., as Arranger, dated as of June 30, 1999, without exhibits. (Incorporated by reference to Exhibit 10.17 to the Registrant's Annual Report on Form
            10-K for the fiscal year ended June 30, 1999, Commission File No.
            0-19922.)

10.26  --   Stock Purchase Agreement dated as of May 26, 2000, between The
            BISYS Group, Inc. and PRIMEDIA, Inc. relating to the acquisition of Pictorial, Inc. (Incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated July 1, 2000,
            Commission File No. 0-19922.)

13*    --   Pages 20 - 40 of the Registrant's 2001 Annual Report to
            Shareholders.

21*    --   List of significant subsidiaries of The BISYS Group, Inc.

23*    --   Consent of PricewaterhouseCoopers LLP.

*Filed herewith.

       (b)  Reports on Form 8-K

                  On June 6, 2001, the Registrant filed a Current Report on Form 8-K disclosing the acquisition of all of the outstanding capital stock of Universal Pensions, Inc., a Minnesota corporation.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            The BISYS Group, Inc.


Date:  September 28, 2001                   By:  /s/ Andrew C. Corbin
                                                -------------------------------
                                                    Andrew C. Corbin
                                                    Senior Vice President and
                                                    Chief Financial Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 28th day of September, 2001.

         Signature                                Title
 /s/  Lynn J. Mangum           Director, Chairman of the Board, and Chief
---------------------------    Executive Officer (Principal Executive Officer)
      (Lynn J. Mangum)

 /s/ Andrew C. Corbin          Senior Vice President and Chief Financial Officer
---------------------------    (Principal Financial and Accounting Officer)
     (Andrew C. Corbin)

 /s/  Denis A. Bovin           Director
---------------------------
    (Denis A. Bovin)

 /s/  Robert J. Casale         Director
---------------------------
    (Robert J. Casale)

 /s/  Thomas A. Cooper         Director
---------------------------
    (Thomas A. Cooper)

 /s/  Jay W. DeDapper          Director
---------------------------
     (Jay W. DeDapper)

 /s/  John J. Lyons            Director
---------------------------
     (John J. Lyons)

 /s/  Thomas E. McInerney      Director
---------------------------
      (Thomas E. McInerney)

 /s/  Joseph J. Melone         Director
---------------------------
     (Joseph J. Melone)

                        INDEX TO EXHIBITS FILED HEREWITH

EXHIBIT NO.   DESCRIPTION
 3.1     --   Amended and Restated Certificate of Incorporation of The BISYS
              Group, Inc., as amended by  Certificate of Amendment to Amended and Restated Certificate of Incorporation of The BISYS Group, Inc.

10.18    --   Lease of Columbus, Ohio facility dated May 17, 2001.

10.20    --   Lease of Harrisburg, Pennsylvania facility dated
              February 23, 2000.

10.22    --   Lease of Salt Lake City, Utah facility dated September 15, 1999.

10.23    --   Lease of Indianapolis, Indiana facility dated June 3, 1999, as amended by First Lease Amendment dated December 8, 2000.

10.24    --   Lease of Brainerd, Minnesota facility dated July 14, 1998.

13       --   Pages 20 - 40 of the Registrant's 2001 Annual Report to
              Shareholders.

21       --   List of significant subsidiaries of The BISYS Group, Inc.

23       --   Consent of PricewaterhouseCoopers LLP.