Form 10-Q
period 2001-09-30
BISYS GROUP INC
filed 2001-11-13
CIK 883587

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)


[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

 (State or other jurisdiction                             (I.R.S. Employer
      or organization)                                   Identification No.)

                       90 PARK AVENUE, NEW YORK, NEW YORK
                                      10016

                    (Address of principal executive offices)
                                   (Zip Code)

                                  212-907-6000

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

YES   [X]    NO  [ ]

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE:

                                                    Shares Outstanding
               Class                                at October 31, 2001
--------------------------------          -------------------------------------

Common Stock, par value $.02 per share                58,862,643

                        This document contains 16 pages.

================================================================================

                              THE BISYS GROUP, INC.

                               INDEX TO FORM 10-Q




PART I.  FINANCIAL INFORMATION                                                                 PAGE

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheet as of September 30, 2001
                      and June 30, 2001                                                          3

                  Condensed Consolidated Statement of Operations for the three months
                      ended September 30, 2001 and 2000                                          4

                  Condensed Consolidated Statement of Cash Flows for the three months
                      ended September 30, 2001 and 2000                                          5

                  Notes to Condensed Consolidated Financial Statements                           6


         Item 2.  Management's Discussion and Analysis of Results of Operations and             11
                  Financial Condition



PART II.  OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K                                              15

SIGNATURES                                                                                      16


                                     PART I

                          ITEM 1. FINANCIAL STATEMENTS

                     THE BISYS GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                   September 30,            June 30,
                                                                                       2001                   2001
                                                                                  -------------          -------------
ASSETS

Current assets:
  Cash and cash equivalents                                                         $   155,586          $   159,399
  Accounts receivable, net                                                              163,702              148,068
  Deferred tax asset                                                                     16,267               13,530
  Other current assets                                                                   29,643               26,794
                                                                                    -----------          -----------
     Total current assets                                                               365,198              347,791
  Property and equipment, net                                                            78,379               76,831
  Goodwill, net                                                                         407,262              404,223
  Intangible assets, net                                                                120,149              123,002
  Other assets                                                                           51,105               51,354
                                                                                    -----------          -----------
     Total assets                                                                   $ 1,022,093          $ 1,003,201
                                                                                    ===========          ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Current maturities of long-term debt                                              $      --            $       145
  Accounts payable                                                                       16,166               13,354
  Other current liabilities                                                             124,268              140,189
                                                                                    -----------          -----------
     Total current liabilities                                                          140,434              153,688
  Long-term debt                                                                        300,000              300,433
  Deferred tax liability                                                                 12,890               12,205
  Other liabilities                                                                       9,066                8,925
                                                                                    -----------          -----------
     Total liabilities                                                                  462,390              475,251
                                                                                    -----------          -----------

Stockholders' equity:
  Common stock, $.02 par value, 160,000,000 shares authorized,
  58,885,589 and 58,422,269 shares issued and outstanding, respectively             $     1,178          $     1,168
  Additional paid-in capital                                                            333,377              318,958
  Retained earnings                                                                     236,610              219,406
  Less notes receivable from stockholders                                               (10,776)             (10,776)
  Accumulated other comprehensive income (loss)                                            (686)                (806)
                                                                                    -----------          -----------
     Total stockholders' equity                                                         559,703              527,950
                                                                                    -----------          -----------
     Total liabilities and stockholders' equity                                     $ 1,022,093          $ 1,003,201
                                                                                    ===========          ===========







          The accompanying notes are an integral part of the condensed consolidated financial statements.

                     THE BISYS GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                Three Months Ended
                                                                   September 30,
                                                                                      Pro forma*
                                                       2001             2000             2000
                                                       ----             ----             ----

Revenues                                            $  196,531       $  161,441       $  161,441
                                                    ----------       ----------       ----------
Operating costs and expenses:
  Service and operating                                113,348           95,958           95,958
  Selling, general and administrative                   40,568           33,552           33,552
  Amortization of goodwill                                --              2,808             --
  Amortization of intangible assets                      2,896            1,772            1,772
  Restructuring charges                                  6,475            4,245            4,245
                                                    ----------       ----------       ----------
                                                       163,287          138,335          135,527
                                                    ----------       ----------       ----------

Operating earnings                                      33,244           23,106           25,914
Interest expense, net                                    2,315            1,762            1,762
                                                    ----------       ----------       ----------
Income before income taxes                              30,929           21,344           24,152
Income taxes                                            11,986            8,432            9,359
                                                    ----------       ----------       ----------
Net income                                          $   18,943       $   12,912       $   14,793
                                                    ==========       ==========       ==========


Basic earnings per share                            $     0.32       $     0.23       $     0.26
                                                    ==========       ==========       ==========


Diluted earnings per share                          $     0.31       $     0.22       $     0.25
                                                    ==========       ==========       ==========

* Pro forma amounts exclude goodwill amortization and related tax effects.


















          The accompanying notes are an integral part of the condensed consolidated financial statements.

                     THE BISYS GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                             Three Months Ended
                                                                                                September 30,
                                                                                      ----------------------------------
                                                                                              2001             2000
                                                                                              ----             ----

Cash flows from operating activities:
Net income                                                                              $     18,943    $     12,912
Adjustments to reconcile net income to net cash provided by operating activities:
  Restructuring charge                                                                         6,475           4,245
  Depreciation and amortization                                                                9,411           9,949
  Deferred income tax provision (benefit)                                                        198              (3)
  Change in operating assets and liabilities, net of effects from acquisitions               (26,835)        (20,813)
                                                                                        ------------    ------------
Net cash provided by operating activities                                                      8,192           6,290
                                                                                        ------------    ------------

Cash flows from investing activities:
  Acquisitions of businesses, net of cash acquired                                            (4,586)        (47,294)
  Proceeds from dispositions, net of expenses paid                                              (521)         (3,240)
  Capital expenditures, net                                                                   (8,389)         (7,350)
  Change in other investments                                                                   (855)         (3,922)
                                                                                        ------------    ------------
Net cash used in investing activities                                                        (14,351)        (61,806)
                                                                                        ------------    ------------

Cash flows from financing activities:
  Short-term borrowings, net                                                                    --            25,500
  Repayment of debt                                                                             (578)           --
  Proceeds from exercise of stock options, net of taxes paid                                   2,924           8,351
  Other                                                                                         --              (290)
                                                                                        ------------    ------------
Net cash provided by financing activities                                                      2,346          33,561
                                                                                        ------------    ------------

Net decrease in cash and cash equivalents                                                     (3,813)        (21,955)

Cash and cash equivalents at beginning of period                                             159,399          70,177
                                                                                        ------------    ------------

Cash and cash equivalents at end of period                                              $    155,586    $     48,222
                                                                                        ============    ============










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

         The condensed consolidated financial statements include the accounts of The BISYS Group, Inc. and its subsidiaries and have been prepared consistent with the accounting policies reflected in the 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission and should be read in conjunction therewith. The condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary to present fairly this information.

         Certain reclassifications have been made to the 2001 condensed consolidated financial statements to conform to the 2002 presentation.

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

3.       ACCUMULATED OTHER COMPREHENSIVE INCOME

         The components of comprehensive income are as follows (in thousands):

                                                                       Three months ended
                                                                          September 30,
                                                                      2001            2000
                                                                      ----            ----

          Net income                                               $   18,943      $   12,912
          Foreign currency translation adjustment                         120            (329)
                                                                   ----------      ----------
            Total comprehensive income                             $   19,063      $   12,583
                                                                   ==========      ==========

4.       EARNINGS PER SHARE

         Basic and diluted EPS computations for the three months ended September 30, 2001 and 2000 are as follows (in thousands, except per share amounts):

                                                                            Three Months Ended
                                                                               September 30,
                                                             ------------------------------------------------
                                                                                                  Pro forma*
                                                                  2001             2000             2000
                                                                  ----             ----             ----

          Basic EPS
          ---------
          Net income                                           $   18,943       $   12,912       $   14,793
                                                               ==========       ==========       ==========

          Weighted average common shares outstanding               58,664           56,006           56,006
                                                               ==========       ==========       ==========

          Basic earnings per share                             $     0.32       $     0.23       $     0.26
                                                               ==========       ==========       ==========

          Diluted EPS
          ----------
          Net income                                           $   18,943       $   12,912       $   14,793
                                                               ==========       ==========       ==========

          Weighted average common shares outstanding               58,664           56,006           56,006

          Assumed conversion of common shares
          issuable under stock option plans                         2,775            2,306            2,306
                                                               ----------       ----------       ----------

          Weighted average common and common
          equivalent shares outstanding                            61,439           58,312           58,312
                                                               ==========       ==========       ==========

          Diluted earnings per share                           $     0.31       $     0.22       $     0.25
                                                               ==========       ==========       ==========

         * Pro forma amounts exclude goodwill amortization and related tax effects.


         The effect of the assumed conversion of the convertible subordinated Notes into common stock would be antidilutive and therefore is excluded from the computation of diluted earnings per share.

         Certain stock options were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of common shares during the period, as follows (in thousands, except per share amounts):

                                                 Three Months Ended
                                                   September 30,
                                      ---------------------------------------
                                             2001                   2000
                                             ----                   ----

         Number of options excluded          953                     580

         Option price per share        $55.85 to $61.00       $34.31 to $37.62

         Average market price of
         common shares for the period     $55.64                  $33.88

5.       RESTRUCTURING CHARGES

         During the fiscal first quarter, the Company recorded a pre-tax restructuring charge of $6.5 million in connection with the integration, consolidation and relocation of certain business operations. The restructuring and integration activities are primarily due to the acquisitions consummated by the Company in the fourth quarter of fiscal 2001. The restructuring charge includes a provision of $4.2 million for severance-related costs for approximately 200 employees and $2.3 million for facility closure and related costs. Additionally, goodwill initially recorded in connection with the acquisitions of Boston Institutional Group, Inc. (BIG) and Universal Pensions, Inc. (UPI) was increased by $3.2 million, after related tax effects, to reflect additional severance-related costs and facility closure costs identified in those business units.

         At September 30, 2001 the remaining accrual amounts to $5.5 million, and it is anticipated that all restructuring activities will be completed and amounts expended by the end of the current fiscal year.

6.       ADOPTION OF NEW ACCOUNTING STANDARDS

         In June 2001, the Financial Accounting Standards Board issued FAS 141, "Business Combinations" and FAS 142, "Goodwill and Other Intangible Assets." FAS 141 addresses the financial accounting and reporting for business combinations. This new standard requires that all business combinations be accounted for by the purchase method and intangible assets be recognized as assets apart from goodwill. The provisions of FAS 141 are effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later.

         FAS 142 addresses financial accounting for goodwill and other intangible assets subsequent to their acquisition. FAS 142 requires that a recognized intangible asset be amortized over its useful life unless that life is determined to be indefinite. FAS 142 also requires that goodwill not be amortized but tested for impairment on an annual basis and between annual tests in certain circumstances. The provisions of FAS 142 are effective for fiscal years beginning after December 15, 2001. Earlier application is permitted for entities with fiscal years beginning after March 15, 2001.

         The Company adopted both FAS 141 and 142 as of July 1, 2001, the beginning of its new fiscal year. The Company completed testing of goodwill impairment for each of its operating divisions as required by FAS 142 and determined there were no goodwill impairment losses that should be recognized. The Company also determined that no reclassifications between goodwill and intangible assets were required based upon the guidance in FAS 142. Information pertaining to intangible assets and goodwill and the effects of adopting FAS 142 are presented below.

         INTANGIBLE ASSETS
         At September 30, 2001, acquired intangible assets were comprised of the following:

                                      Gross Carrying           Accumulated             Net Book
                                          Amount               Amortization              Value
                                    --------------------    -------------------    ----------------

         Customer related                  $     85,016          $    (12,479)         $   72, 537
         Noncompete Agreements                   34,720                (5,171)              29,549
         Other                                   22,070                (4,007)              18,063
                                    --------------------    -------------------    ----------------
              Total                        $    141,806          $    (21,657)          $  120,149
                                    ====================    ===================    ================

         All of the Company's acquired intangible assets are subject to amortization. Amortization expense for acquired intangible assets was $2.9 million for the three months ended September 30, 2001.

         Estimated amortization expense for the current fiscal year and the succeeding four years is as follows:

               Fiscal Year Ended
                   June 30,                     Amount
         ------------------------------    ------------------

                     2002                        11,837
                     2003                        11,757
                     2004                        11,757
                     2005                        10,937
                     2006                         9,866

         GOODWILL
         The changes in the carrying amount of goodwill by business segment for the three months ended September 30, 2001 are as follows:

                                                                Insurance &
                                              Investment        Education       Information
                                               Services          Services        Services        Total
                                              ----------        ----------      ----------     ----------

          Balance, July 1, 2001               $  150,322        $  218,511      $   35,390     $  404,223

          Additions                                3,241              --              --            3,241

          Reductions attributable to tax
          benefits from stock option
          exercises                                 (202)             --              --             (202)
                                              ----------        ----------      ----------     ----------

          Balance, September 30, 2001         $  153,361        $  218,511      $   35,390     $  407,262
                                              ==========        ==========      ==========     ==========

         The following information reflects pro forma adjustments to exclude goodwill amortization expense and related tax effects:

                                                                   For the three months ended September 30,
                                                                           2001                2000
                                                                       -----------          ----------
         Net income:
               Reported net income                                     $   18,943           $   12,912
               Add back: Goodwill amortization, net of taxes                 --                  1,881
                                                                       ----------           ----------
               Adjusted net income                                     $   18,943           $   14,793
                                                                       ==========           ==========

          Basic earnings per share:
               Reported net income                                     $     0.32           $     0.23
               Add back: Goodwill amortization, net of taxes                 --                   0.03
                                                                       ----------           ----------
               Adjusted net income                                     $     0.32           $     0.26
                                                                       ==========           ==========

          Diluted earnings per share:
               Reported net income                                     $     0.31           $     0.22
               Add back: Goodwill amortization, net of taxes                 --                   0.03
                                                                       ----------           ----------
               Adjusted net income                                     $     0.31           $     0.25
                                                                       ==========           ==========

7.       SEGMENT INFORMATION

         The following table sets forth operating revenue and operating income by business segment and for corporate operations for the three months ended September 30, 2001 and 2000. Restructuring charges are excluded from the operating results of the segment for a better understanding of the underlying performance of each segment. Additionally, pro forma information has been presented for the three months ended September 30, 2000 to exclude goodwill amortization for comparison purposes.

                                                                  (in thousands)
                                                                Three Months Ended
                                                                   September 30,
                                                ----------------------------------------------------
                                                                                         Pro forma
                                                         2001              2000             2000
                                                         ----              ----             ----

        Operating revenue:
             Investment Services                      $   104,916      $    84,772      $    84,772
             Insurance and Education Services              45,346           35,270           35,270
             Information Services                          46,269           41,399           41,399
                                                      -----------      -----------      -----------
               Total operating revenue                $   196,531      $   161,441      $   161,441
                                                      ===========      ===========      ===========

          Operating income:
             Investment Services                      $    16,153      $    12,423      $    12,985
             Insurance and Education Services              17,350           10,125           11,737
             Information Services                          11,339            9,142            9,776
             Corporate                                     (5,123)          (4,339)          (4,339)
                                                      -----------      -----------      -----------
               Total operating income                 $    39,719      $    27,351      $    30,159
                                                      ===========      ===========      ===========


ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The Company provides outsourcing solutions to and through financial organizations. The following table presents the percentage of revenues represented by each item in the Company's condensed consolidated statement of operations for the periods indicated:

                                                     Three Months Ended
                                                       September 30,
                                              ---------------------------------
                                                   2001              2000
                                                   ----              ----
Revenues                                          100.0%             100.0%
                                              ---------------    --------------

Operating costs and expenses:
  Service and operating                            57.7               59.5
  Selling, general and administrative              20.6               20.8
  Amortization of goodwill                          -                  1.7
  Amortization of intangible assets                 1.5                1.1
  Restructuring charges                             3.3                2.6
                                              ---------------    --------------
                                                   83.1               85.7
                                              ---------------    --------------
Operating earnings                                 16.9               14.3
Interest expense, net                               1.2                1.1
                                              ---------------    --------------
Income before income taxes                         15.7               13.2
Income taxes                                        6.1                5.2
                                              ---------------    --------------
Net income                                          9.6%               8.0%
                                              ===============    ==============


COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2001 WITH THE THREE MONTHS ENDED SEPTEMBER 30, 2000.

         Revenues increased 21.7% from $161.4 million for the three months ended September 30, 2000 to $196.5 million for the three months ended September 30, 2001. This growth was derived from sales to new clients, existing client growth, cross sales to existing clients and revenues from acquired businesses, partially offset by lost business and divestitures. Internal revenue growth approximated 11% for the three months ended September 30, 2001. Revenue growth in the current quarter was moderately impacted by adverse market conditions as well as the events of September 11, 2001.

         Service and operating expenses increased 18.1% from $96.0 million for the three months ended September 30, 2000 to $113.3 million for the three months ended September 30, 2001 and decreased as a percentage of revenues from 59.5% to 57.7%. The dollar increase resulted from additional costs associated with greater revenues. The percentage decrease resulted from implementation of an expense reduction plan that slowed discretionary spending.

         Selling, general and administrative expenses increased 20.9% from $33.6 million during the three months ended September 30, 2000 to $40.6 million for the three months ended September 30, 2001 and decreased as a percentage of revenues from 20.8% to 20.6%. The decrease as a percentage of revenues resulted from further utilization of existing general and administrative support resources.

         The Company adopted FAS 142, "Goodwill and Other Intangible Assets," effective July 1, 2001, which requires that goodwill not be amortized. See note 6 to the financial statements.

         Amortization of intangible assets increased $1.1 million for the three months ended September 30, 2001 over the same period last year due to a higher level of intangible assets associated with recently acquired businesses.

         The income tax provision of $12.0 million for the three months ended September 30, 2001 increased from $8.4 million for the three months ended September 30, 2000 due to higher taxable income. The provision represents an effective tax rate of 38.75% and 39.5% for periods ended September 30, 2001 and 2000, respectively. The reduced effective tax rate is primarily attributable to the tax effects associated with the discontinuance of goodwill amortization.

         Operating results, before amortization of intangibles and restructuring charges, resulted in margins of 21.7% and 19.8% for the three months ended September 30, 2001 and 2000, respectively. The increase was primarily due to moderate internal growth, efficient integration of acquired businesses, faster growth from the higher-margin Insurance and Education Services Group, and reduced discretionary spending.

         The Company recorded a pre-tax restructuring charge of $6.5 million and $4.2 million during the three months ended September 30, 2001 and 2000, respectively. The restructuring charges relate to the integration, consolidation, and relocation of certain business operations, primarily as a result of acquisition activity. The restructuring charge in the fiscal first quarter of 2002 includes a provision of $4.2 million for severance-related costs for approximately 200 employees and $2.3 million for facility closure and related costs. At September 30, 2001, the remaining accrual amounts to $5.5 million and it is anticipated that all restructuring activities will be completed and amounts expended by the end of the current fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2001, the Company had cash and cash equivalents of $155.6 million and working capital of $224.8 million. At September 30, 2001, the Company had no outstanding borrowings against its revolving credit facility and had $1.5 million outstanding in letters of credit.

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

         Accounts receivable represented 77 days sales outstanding at September 30, 2001, based on revenues for the quarter ended September 30, 2001. Other current assets included in the accompanying balance sheet consist primarily of prepaid expenses and inventory.

         For the three months ended September 30, 2001, operating activities provided cash of $8.2 million. Investing activities used cash of $14.4 million, primarily for acquisition-related expenses of $4.6 million, and capital expenditures of $8.4 million. Financing activities provided cash of $2.3 million comprised of net proceeds from the exercise of stock options of $2.9 million, offset by repayment of $0.6 million of debt.

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

         Since January 1999, the Company has purchased 746,500 shares of its common stock under the stock buy-back program for approximately $39.1 million, leaving $60.9 million available for future purchases.

SEGMENT INFORMATION

         The following table sets forth operating revenue and operating income by business segment and for corporate operations for the three months ended September 30, 2001 and 2000. Restructuring charges are excluded from the operating results of the segment for a better understanding of the underlying performance of each segment. Additionally, pro forma information has been presented for the three months ended September 30, 2000 to exclude goodwill amortization for comparison purposes. The ensuing discussion of operating income and margins compares fiscal 2002 actual results with fiscal 2001 pro forma results excluding goodwill amortization.


                                                                  (in thousands)
                                                                Three Months Ended
                                                                   September 30,
                                                ----------------------------------------------------
                                                                                           Pro forma
                                                        2001              2000               2000
                                                        ----              ----               ----

        Operating revenue:
             Investment Services                    $   104,916        $    84,772        $    84,772
             Insurance and Education Services            45,346             35,270             35,270
             Information Services                        46,269             41,399             41,399
                                                    -----------        -----------        -----------
               Total operating revenue              $   196,531        $   161,441        $   161,441
                                                    ===========        ===========        ===========

          Operating income:
             Investment Services                    $    16,153        $    12,423        $    12,985
             Insurance and Education Services            17,350             10,125             11,737
             Information Services                        11,339              9,142              9,776
             Corporate                                   (5,123)            (4,339)            (4,339)
                                                    -----------        -----------        -----------
               Total operating income               $    39,719        $    27,351        $    30,159
                                                    ===========        ===========        ===========

         Revenue in the Investment Services business segment increased $20.1 million, or 23.8%, during the three months ended September 30, 2001, compared to the same period last year. The revenue increase was due to recent acquisitions and internal growth. Operating income in the Investment Services business segment increased $3.2 million, or 24.4%, during the fiscal first quarter, resulting in operating margins of 15.4% and 15.3% for the three months ended September 30, 2001 and 2000, respectively. The margin improved slightly due to lower investment in the international businesses, exiting of certain lower-margin product lines, and implementation of an expense reduction plan.

         Revenue in the Insurance and Education Services business segment increased $10.1 million, or 28.6%, during the three months ended September 30, 2001, compared to the same period last year. The revenue increase was due to recent acquisitions and internal growth. Operating income in the Insurance and Education Services business segment increased $5.6 million, or 47.8%, during the fiscal first quarter, resulting in operating margins of 38.3% and 33.3% for the three months ended September 30, 2001 and 2000, respectively. Margins increased in the fiscal first quarter due to continued revenue growth and realized savings from integration activities completed in fiscal 2001.

         Revenue in the Information Services business segment increased $4.9 million, or 11.8%, during the three months ended September 30, 2001, compared to the same period last year. Operating income in the Information Services business segment increased $1.6 million, or 16.0%, during the fiscal first quarter, resulting in operating margins of 24.5% and 23.6% for the three months ended September 30, 2001 and 2000, respectively. The margin increase in the fiscal first quarter was primarily due to continued revenue growth and operational efficiencies.

         Corporate operations represent charges for the Company's human resources, legal, accounting and finance functions, and various other unallocated overhead charges. Increased expenses of $0.8 million in the three months ended September 30, 2001 were in line with the Company's overall growth.

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


                                       THE BISYS GROUP, INC.



Date:  November 13, 2001               By:   /s/ Andrew C. Corbin
       -----------------                     ----------------------------------
                                       Andrew C. Corbin
                                       Senior Vice President and Chief Financial
                                       Officer (Duly Authorized Officer)