Form 10-Q
period 2001-12-31
BISYS GROUP INC
filed 2002-02-12
CIK 883587

-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001

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

AS OF JANUARY 31, 2002, THERE WERE 59,431,184 SHARES OF COMMON STOCK, PAR VALUE $0.02 PER SHARE, OF THE REGISTRANT OUTSTANDING.



                        This document contains 32 pages.

-------------------------------------------------------------------------------

                              THE BISYS GROUP, INC.

                               INDEX TO FORM 10-Q



PART I.  FINANCIAL INFORMATION                                                                            PAGE
         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheet as of December 31, 2001
                      and June 30, 2001                                                                     3

                  Condensed Consolidated Statement of Operations for the three and six months
                      ended December 31, 2001 and 2000                                                      4

                  Condensed Consolidated Statement of Cash Flows for the six months
                      ended December 31, 2001 and 2000                                                      5

                  Notes to Condensed Consolidated Financial Statements                                      6


         Item 2.  Management's Discussion and Analysis of Results of Operations and
                  Financial Condition                                                                      11



PART II.  OTHER INFORMATION

         Item 4.   Submission of Matters to a Vote of Security Holders                                     15

         Item 6.  Exhibits and Reports on Form 8-K                                                         15

SIGNATURES                                                                                                 16

EXHIBIT INDEX                                                                                              17


                                     PART I

                          ITEM 1. FINANCIAL STATEMENTS

                     THE BISYS GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                      December 31,         June 30,
                                                                                          2001               2001
                                                                                      ------------        -----------
ASSETS

Current assets:
  Cash and cash equivalents                                                           $   156,269         $   159,399
  Accounts receivable, net                                                                166,744             148,068
  Deferred tax asset                                                                       14,565              13,530
  Other current assets                                                                     32,548              26,794
                                                                                      -----------         -----------
     Total current assets                                                                 370,126             347,791
  Property and equipment, net                                                              77,421              76,831
  Goodwill, net                                                                           428,064             404,223
  Intangible assets, net                                                                  125,585             123,002
  Other assets                                                                             50,719              51,354
                                                                                      -----------         -----------
     Total assets                                                                     $ 1,051,915         $ 1,003,201
                                                                                      ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Current maturities of long-term debt                                                $        --         $       145
  Accounts payable                                                                         13,480              13,354
  Other current liabilities                                                               123,545             140,189
                                                                                      -----------         -----------
     Total current liabilities                                                            137,025             153,688
  Long-term debt                                                                          300,000             300,433
  Deferred tax liability                                                                   15,809              12,205
  Other liabilities                                                                        10,294               8,925
                                                                                      -----------         -----------
     Total liabilities                                                                    463,128             475,251
                                                                                      -----------         -----------

Stockholders' equity:
  Common stock, $.02 par value, 320,000,000 and 160,000,000 shares authorized,
  59,236,753 and 58,422,269 shares issued                                             $     1,185         $     1,168
  Additional paid-in capital                                                              345,967             318,958
  Retained earnings                                                                       255,822             219,406
  Less notes receivable from stockholders                                                 (10,776)            (10,776)
  Less treasury stock at cost, 59,000 shares                                               (2,684)                 --
  Accumulated other comprehensive income (loss)                                              (727)               (806)
                                                                                      -----------         -----------
     Total stockholders' equity                                                           588,787             527,950
                                                                                      -----------         -----------
     Total liabilities and stockholders' equity                                       $ 1,051,915         $ 1,003,201
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

                     THE BISYS GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                  Three Months Ended                       Six Months Ended
                                                     December 31,                            December 31,
                                          -----------------------------------    -----------------------------------
                                                                   Pro forma*                             Pro forma*
                                            2001         2000         2000         2001         2000          2000
                                          --------     --------     --------     --------     --------     --------
Revenues                                  $209,908     $168,303     $168,303     $406,439     $329,744     $329,744
                                          --------     --------     --------     --------     --------     --------
Operating costs and expenses:
  Service and operating                    120,698       98,340       98,340      234,046      194,298      194,298
  Selling, general and administrative       40,075       31,915       31,915       80,643       65,467       65,467
  Amortization of goodwill                      --        2,770           --           --        5,578           --
  Amortization of intangible assets          3,090        2,169        2,169        5,986        3,941        3,941
  Restructuring charges                         --           --           --        6,475        4,245        4,245
                                          --------     --------     --------     --------     --------     --------
                                           163,863      135,194      132,424      327,150      273,529      267,951
                                          --------     --------     --------     --------     --------     --------

Operating earnings                          46,045       33,109       35,879       79,289       56,215       61,793
Interest expense, net                        2,887        1,868        1,868        5,202        3,630        3,630
                                          --------     --------     --------     --------     --------     --------
Income before income taxes                  43,158       31,241       34,011       74,087       52,585       58,163
Income taxes                                16,723       12,339       13,179       28,709       20,771       22,538
                                          --------     --------     --------     --------     --------     --------
Net income                                $ 26,435     $ 18,902     $ 20,832     $ 45,378     $ 31,814     $ 35,625
                                          ========     ========     ========     ========     ========     ========

Basic earnings per share                  $   0.45     $   0.33     $   0.37     $   0.77     $   0.56     $   0.63
                                          ========     ========     ========     ========     ========     ========

Diluted earnings per share                $   0.43     $   0.32     $   0.35     $   0.74     $   0.54     $   0.60
                                          ========     ========     ========     ========     ========     ========


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

                     THE BISYS GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                         Six Months Ended
                                                                                            December 31,
                                                                                      ------------------------
                                                                                        2001            2000
                                                                                      ---------      ---------
Cash flows from operating activities:
Net income                                                                            $  45,378      $  31,814
Adjustments to reconcile net income to net cash provided by operating activities:
  Restructuring charge                                                                    6,475          4,245
  Depreciation and amortization                                                          19,223         20,375
  Deferred income tax provision                                                           5,384          1,337
  Change in operating assets and liabilities, net of effects from acquisitions          (26,296)       (18,047)
                                                                                      ---------      ---------
Net cash provided by operating activities                                                50,164         39,724
                                                                                      ---------      ---------

Cash flows from investing activities:
  Acquisitions of businesses, net of cash acquired                                      (30,813)       (58,606)
  Proceeds from dispositions, net of expenses paid                                         (521)        (4,112)
  Capital expenditures, net                                                             (13,381)       (14,288)
  Change in other investments                                                            (1,853)        (2,583)
  Purchase of intangible assets                                                          (6,139)           (27)
                                                                                      ---------      ---------
Net cash used in investing activities                                                   (52,707)       (79,616)
                                                                                      ---------      ---------

Cash flows from financing activities:
  Repayment of debt                                                                        (578)            --
  Proceeds from exercise of stock options, net of taxes paid                              2,675         14,371
  Repurchases of common stock                                                            (2,684)            --
  Other                                                                                      --            280
                                                                                      ---------      ---------
Net cash provided by (used in) financing activities                                        (587)        14,651
                                                                                      ---------      ---------

Net decrease in cash and cash equivalents                                                (3,130)       (25,241)

Cash and cash equivalents at beginning of period                                        159,399         70,177
                                                                                      ---------      ---------

Cash and cash equivalents at end of period                                            $ 156,269      $  44,936
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

3.       ACCUMULATED OTHER COMPREHENSIVE INCOME

         The components of comprehensive income are as follows (in thousands):

                                                       Three Months Ended           Six Months Ended
                                                          December 31,                December 31,
                                                       2001          2000          2001          2000
                                                       ----          ----          ----          ----
         Net income                                  $ 26,435      $ 18,902      $ 45,378      $ 31,814
         Foreign currency translation adjustment          (41)          119            79          (210)
                                                     --------      --------      --------      --------
           Total comprehensive income                $ 26,394      $ 19,021      $ 45,457      $ 31,604
                                                     ========      ========      ========      ========

4.       EARNINGS PER SHARE

         Basic and diluted EPS computations for the three and six months ended December 31, 2001 and 2000 are as follows (in thousands, except per share amounts):

                                           Three Months Ended                  Six Months Ended
                                               December 31,                      December 31,
                                   ---------------------------------   ---------------------------------
                                                          Pro forma*                          Pro forma*
                                     2001        2000       2000         2001       2000         2000
                                   -------     -------     -------     -------     -------     -------
Basic EPS
Net income                         $26,435     $18,902     $20,832     $45,378     $31,814     $35,625
                                   =======     =======     =======     =======     =======     =======

Weighted average common shares
outstanding                         59,050      56,799      56,799      58,873      56,599      56,599
                                   =======     =======     =======     =======     =======     =======

Basic earnings per share           $  0.45     $  0.33     $  0.37     $  0.77     $  0.56     $  0.63
                                   =======     =======     =======     =======     =======     =======

Diluted EPS
Net income                         $26,435     $18,902     $20,832     $45,378     $31,814     $35,625
                                   =======     =======     =======     =======     =======     =======

Weighted average common shares
outstanding                         59,050      56,799      56,799      58,873      56,599      56,599

Assumed conversion of common
shares issuable under stock
option plans                         2,421       2,942       2,942       2,596       2,678       2,678
                                   -------     -------     -------     -------     -------     -------

Weighted average common and
common equivalent shares
outstanding                         61,471      59,741      59,741      61,469      59,277      59,277
                                   =======     =======     =======     =======     =======     =======

Diluted earnings per share         $  0.43     $  0.32     $  0.35     $  0.74     $  0.54     $  0.60
                                   =======     =======     =======     =======     =======     =======

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

         Certain stock options were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of common shares during the period, as follows (in thousands, except per share amounts):

                                             Three Months Ended                      Six Months Ended
                                                December 31,                           December 31,
                                       -------------------------------       -----------------------------------
                                             2001               2000               2001                2000
                                             ----               ----               ----                ----
         Number of options excluded         1,367               None                981                 99

         Option price per share        $55.10 to $61.69          NA          $55.35 to $61.69    $42.50 to $43.00

         Average market price of
         common shares for the period       $54.90             $44.83             $55.25              $39.35


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

         At December 31, 2001 the remaining accrual amounts to $3.2 million, and it is anticipated that all restructuring activities will be completed and amounts expended by the end of the current fiscal year.

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

         INTANGIBLE ASSETS
         At December 31, 2001, acquired intangible assets were comprised of the following:

                                   Gross Carrying     Accumulated      Net Book
                                       Amount        Amortization        Value
                                   --------------    -------------     --------
         Customer related             $ 93,039        $(15,424)        $ 77,615
         Noncompete Agreements          35,220          (5,974)          29,246
         Other                          22,070          (3,346)          18,724
                                      --------        --------         --------
              Total                   $150,329        $(24,744)        $125,585
                                      ========        ========         ========

         All of the Company's acquired intangible assets are subject to amortization. Amortization expense for acquired intangible assets was $3.1 million and $6.0 million for the three and six months ended December 31, 2001.

         Estimated amortization expense for the current fiscal year and the succeeding four years is as follows:

               Fiscal Year Ended
                   June 30,                      Amount
               ------------------                ------

                     2002                        12,409
                     2003                        12,623
                     2004                        12,623
                     2005                        11,804
                     2006                        10,733

         GOODWILL

         The changes in the carrying amount of goodwill by business segment for the six months ended December 31, 2001 are as follows:

                                               Investment        Insurance &      Information
                                                Services      Education Services    Services         Total
                                               ----------     ------------------  -----------      ---------
         Balance, July 1, 2001                 $ 150,322         $ 218,511        $  35,390        $ 404,223

         Additions                                 3,241            20,802               --           24,043

         Reductions attributable to tax
         benefits from stock option
         exercises                                  (202)               --               --             (202)
                                               ---------         ---------        ---------        ---------

         Balance, December 31, 2001            $ 153,361         $ 239,313        $  35,390        $ 428,064
                                               =========         =========        =========        =========

         The following information reflects pro forma adjustments to exclude goodwill amortization expense and related tax effects:

                                                                For the Three Months     For the Six Months
                                                                 Ended December 31,      Ended December 31,
                                                                 2001         2000         2001         2000
                                                               --------     --------     --------     --------
        Net income:
             Reported net income                               $ 26,435     $ 18,902     $ 45,378     $ 31,814
             Add back: Goodwill amortization, net of taxes           --        1,930           --        3,811
                                                               --------     --------     --------     --------
             Adjusted net income                               $ 26,435     $ 20,832     $ 45,378     $ 35,625
                                                               ========     ========     ========     ========

        Basic earnings per share:
             Reported net income                               $   0.45     $   0.33     $   0.77     $   0.56
             Add back: Goodwill amortization, net of taxes           --         0.04           --         0.07
                                                               --------     --------     --------     --------
             Adjusted net income                               $   0.45     $   0.37     $   0.77     $   0.63
                                                               ========     ========     ========     ========

        Diluted earnings per share:
             Reported net income                               $   0.43     $   0.32     $   0.74     $   0.54
             Add back: Goodwill amortization, net of taxes           --         0.03           --         0.06
                                                               --------     --------     --------     --------
             Adjusted net income                               $   0.43     $   0.35     $   0.74     $   0.60
                                                               ========     ========     ========     ========

7.       BUSINESS COMBINATION

         On October 31, 2001, the Company completed the acquisition of Life Brokerage Corporation (LBC) in a cash for equity transaction that was accounted for by the purchase method of accounting. LBC is a Florida-based insurance brokerage firm specializing in the estate liquidity insurance marketplace. Pro forma information has not been presented due to a lack of materiality.

8.       SEGMENT INFORMATION

         The following table sets forth operating revenue and operating income by business segment and for corporate operations for the three and six months ended December 31, 2001 and 2000. Restructuring charges are excluded from the operating results of the segment for a better understanding of the underlying performance of each segment. Additionally, pro forma information has been presented for the three and six months ended December 31, 2000 to exclude goodwill amortization for comparison purposes.

                                                                             (in thousands)
                                                       Three Months Ended                       Six Months Ended
                                                          December 31,                             December 31,
                                               -----------------------------------      ---------------------------------
                                                                         Pro forma                              Pro forma
                                                 2001         2000          2000         2001        2000         2000
                                               ---------    ---------    ---------     ---------   ---------    ---------
       Operating revenue:
          Investment Services                  $ 108,167    $  85,844    $  85,844     $ 213,083   $ 170,616    $ 170,616
          Insurance and Education Services        53,654       39,919       39,919        99,000      75,189       75,189
          Information Services                    48,087       42,540       42,540        94,356      83,939       83,939
                                               ---------    ---------    ---------     ---------   ---------    ---------
            Total operating revenue            $ 209,908    $ 168,303    $ 168,303     $ 406,439   $ 329,744    $ 329,744
                                               =========    =========    =========     =========   =========    =========

       Operating income:
          Investment Services                  $  16,772    $  12,409    $  12,964     $  32,925   $  24,832    $  25,949
          Insurance and Education Services        22,165       14,445       16,025        39,515      24,570       27,762
          Information Services                    12,486       10,244       10,879        23,825      19,386       20,655
          Corporate                               (5,378)      (3,989)      (3,989)      (10,501)     (8,328)      (8,328)
                                               ---------    ---------    ---------     ---------   ---------    ---------
            Total operating income             $  46,045    $  33,109    $  35,879     $  85,764   $  60,460    $  66,038
                                               =========    =========    =========     =========   =========    =========

9.       SUBSEQUENT EVENT - STOCK SPLIT

         On January 24, 2002, the Board of Directors of the Company approved a two-for-one stock split to be effected in the form of a dividend, payable February 22, 2002 to shareholders of record as of February 8, 2002.

         Pro forma earnings per share on a post split basis would be as follows:


                                                       Three Months Ended                       Six Months Ended
                                                          December 31,                             December 31,
                                               -----------------------------------      ---------------------------------
                                                                        Pro forma*                              Pro forma*
                                                 2001         2000          2000         2001        2000         2000
                                               ---------    ---------    ---------     ---------   ---------    ---------

         Basic earnings per share               $ 0.22       $ 0.17       $ 0.18         $ 0.39      $ 0.28       $ 0.31
                                                ======       ======       ======         ======      ======       ======

         Diluted earnings per share             $ 0.22       $ 0.16       $ 0.17         $ 0.37      $ 0.27       $ 0.30
                                                ======       ======       ======         ======      ======       ======

         * Pro forma 2000 amounts exclude goodwill amortization and related tax effects.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The Company provides outsourcing solutions to and through financial organizations. The following table presents the percentage of revenues represented by each item in the Company's condensed consolidated statement of operations for the periods indicated:

                                                              Three Months Ended                     Six Months Ended
                                                                 December 31,                          December 31,
                                                       ---------------------------------     ---------------------------------
                                                            2001              2000               2001               2000
                                                            ----              ----               ----               ----

Revenues                                                   100.0%             100.0%             100.0%            100.0%
                                                           -----              -----              -----             -----
Operating costs and expenses:
  Service and operating                                     57.5               58.4               57.6              58.9
  Selling, general and administrative                       19.1               19.0               19.8              19.9
  Amortization of goodwill                                    --                1.6                 --               1.7
  Amortization of intangible assets                          1.5                1.3                1.5               1.2
  Restructuring charges                                      - -                 --                1.6               1.3
                                                           -----              -----              -----             -----
                                                            78.1               80.3               80.5              83.0
                                                           -----              -----              -----             -----
Operating earnings                                          21.9               19.7               19.5              17.0
Interest expense, net                                        1.4                1.1                1.3               1.1
                                                           -----              -----              -----             -----
Income before income taxes                                  20.5               18.6               18.2              15.9
Income taxes                                                 7.9                7.4                7.0               6.3
                                                           -----              -----              -----             -----
Net income                                                  12.6%              11.2%              11.2%              9.6%
                                                           =====              =====              =====             =====


COMPARISON OF THE THREE MONTHS ENDED DECEMBER 31, 2001 WITH THE THREE MONTHS ENDED DECEMBER 31, 2000.

         Revenues increased 24.7% from $168.3 million for the three months ended December 31, 2000 to $209.9 million for the three months ended December 31, 2001. This growth was derived from sales to new clients, existing client growth, cross sales to existing clients and revenues from acquired businesses, partially offset by lost business. Internal revenue growth approximated 13% for the three months ended December 31, 2001.

         Service and operating expenses increased 22.7% from $98.3 million for the three months ended December 31, 2000 to $120.7 million for the three months ended December 31, 2001 and decreased as a percentage of revenues from 58.4% to 57.5%. The dollar increase resulted from additional costs associated with greater revenues. The percentage decrease resulted from implementation of an expense reduction plan that slowed discretionary spending.

         Selling, general and administrative expenses increased 25.6% from $31.9 million during the three months ended December 31, 2000 to $40.1 million for the three months ended December 31, 2001 and increased as a percentage of revenues from 19.0% to 19.1%. The dollar increase resulted from additional costs associated with greater revenues.

         The Company adopted FAS 142, "Goodwill and Other Intangible Assets," effective July 1, 2001, which requires that goodwill not be amortized. See note 6 to the financial statements.

         Amortization of intangible assets increased $0.9 million for the three months ended December 31, 2001 over the same period last year due to a higher level of intangible assets associated with recently acquired businesses.

         The income tax provision of $16.7 million for the three months ended December 31, 2001 increased from $12.3 million for the three months ended December 31, 2000 due to higher taxable income. The provision represents an effective tax rate of 38.75% and 39.5% for periods ended December 31, 2001 and 2000, respectively. The reduced effective tax rate is primarily attributable to the tax effects associated with the discontinuance of goodwill amortization.

         Operating results, before amortization of intangibles and restructuring charges, resulted in margins of 23.4% and 22.6% for the three months ended December 31, 2001 and 2000, respectively. The margin expansion was due to moderate internal growth, efficient integration of acquired businesses, faster growth from the higher-margin Insurance and Education Services Group, and reduced discretionary spending.

COMPARISON OF THE SIX MONTHS ENDED DECEMBER 31, 2001 WITH THE SIX MONTHS ENDED DECEMBER 31, 2000.

         Revenues increased 23.3% from $329.7 million for the six months ended December 31, 2000 to $406.4 million for the six months ended December 31, 2001. This growth was derived from sales to new clients, existing client growth, cross sales to existing clients and revenues from acquired businesses, partially offset by lost business.

         Service and operating expenses increased 20.5% from $194.3 million for the six months ended December 31, 2000 to $234.0 million for the six months ended December 31, 2001 and decreased as a percentage of revenues from 58.9% to 57.6%. The dollar increase resulted from additional costs associated with greater revenues. The percentage decrease resulted from implementation of an expense reduction plan that slowed discretionary spending.

         Selling, general and administrative expenses increased 23.2% from $65.5 million during the six months ended December 31, 2000 to $80.6 million for the six months ended December 31, 2001 and decreased as a percentage of revenues from 19.9% to 19.8%. The decrease as a percentage of revenues resulted from further utilization of existing general and administrative support resources.

         The Company adopted FAS 142, "Goodwill and Other Intangible Assets," effective July 1, 2001, which requires that goodwill not be amortized. See note 6 to the financial statements.

         Amortization of intangible assets increased $2.0 million for the six months ended December 31, 2001 over the same period last year due to a higher level of intangible assets associated with recently acquired businesses.

         The income tax provision of $28.7 million for the six months ended December 31, 2001 increased from $20.8 million for the six months ended December 31, 2000 due to higher taxable income. The provision represents an effective tax rate of 38.75% and 39.5% for periods ended December 31, 2001 and 2000, respectively. The reduced effective tax rate is primarily attributable to the tax effects associated with the discontinuance of goodwill amortization.

         Operating results, before amortization of intangibles and restructuring charges, resulted in margins of 22.6% and 21.2% for the six months ended December 31, 2001 and 2000, respectively. The margin expansion was due to moderate internal growth, efficient integration of acquired businesses, faster growth from the higher-margin Insurance and Education Services Group, and reduced discretionary spending.

         The Company recorded a pre-tax restructuring charge of $6.5 million and $4.2 million during the six months ended December 31, 2001 and 2000, respectively. The restructuring charges relate to the integration, consolidation, and relocation of certain business operations, primarily as a result of acquisition activity. The restructuring charge in the fiscal first quarter of 2002 includes a provision of $4.2 million for severance-related costs for approximately 200 employees and $2.3 million for facility closure and related costs. At December 31, 2001, the remaining accrual amounts to $3.2 million, and it is anticipated that all restructuring activities will be completed and amounts expended by the end of the current fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 2001, the Company had cash and cash equivalents of $156.3 million and working capital of $233.1 million. At December 31, 2001, the Company had no outstanding borrowings against its revolving credit facility and had $1.5 million outstanding in letters of credit.

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

         Accounts receivable represented 73 days sales outstanding at December 31, 2001, based on revenues for the quarter ended December 31, 2001. Other current assets included in the accompanying balance sheet consist primarily of prepaid expenses and inventory.

         For the six months ended December 31, 2001, operating activities provided cash of $50.2 million. Investing activities used cash of $52.7 million, primarily for acquisition-related payments of $30.8 million, capital expenditures of $13.4 million, and purchases of intangibles of $6.1 million. Financing activities used cash of $0.6 million comprised of net proceeds from the exercise of stock options of $2.7 million, offset by the repurchase of common stock of $2.7 million and the repayment of $0.6 million of debt.

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

         Since January 1999, the Company has purchased 805,500 shares of its common stock under the stock buy-back program for approximately $41.8 million, leaving $58.2 million available for future purchases.

SEGMENT INFORMATION

         The following table sets forth operating revenue and operating income by business segment and for corporate operations for the three and six months ended December 31, 2001 and 2000. Restructuring charges are excluded from the operating results of the segment for a better understanding of the underlying performance of each segment. Additionally, pro forma information has been presented for the three and six months ended December 31, 2000 to exclude goodwill amortization for comparison purposes. The ensuing discussion of operating income and margins compares fiscal 2002 actual results with fiscal 2001 pro forma results excluding goodwill amortization.

                                                                          (in thousands)
                                                   Three Months Ended                         Six Months Ended
                                                      December 31,                              December 31,
                                        ---------------------------------------      ---------------------------------------
                                                                      Pro forma                                   Pro forma
                                          2001            2000          2000           2001           2000           2000
                                        ---------      ---------      ---------      ---------      ---------      ---------
Operating revenue:
   Investment Services                  $ 108,167      $  85,844      $  85,844      $ 213,083      $ 170,616      $ 170,616
   Insurance and Education Services        53,654         39,919         39,919         99,000         75,189         75,189
   Information Services                    48,087         42,540         42,540         94,356         83,939         83,939
                                        ---------      ---------      ---------      ---------      ---------      ---------
     Total operating revenue            $ 209,908      $ 168,303      $ 168,303      $ 406,439      $ 329,744      $ 329,744
                                        =========      =========      =========      =========      =========      =========

Operating income:
   Investment Services                  $  16,772      $  12,409      $  12,964      $  32,925      $  24,832      $  25,949
   Insurance and Education Services        22,165         14,445         16,025         39,515         24,570         27,762
   Information Services                    12,486         10,244         10,879         23,825         19,386         20,655
   Corporate                               (5,378)        (3,989)        (3,989)       (10,501)        (8,328)        (8,328)
                                        ---------      ---------      ---------      ---------      ---------      ---------
     Total operating income             $  46,045      $  33,109      $  35,879      $  85,764      $  60,460      $  66,038
                                        =========      =========      =========      =========      =========      =========

         Revenue in the Investment Services business segment increased $22.3 million, or 26.0%, during the three months ended December 31, 2001, compared to the same period last year. The revenue increase was due to recent acquisitions and internal growth. Operating income in the Investment Services business segment increased $3.8 million, or 29.4%, during the fiscal second quarter, resulting in operating margins of 15.5% and 15.1% for the three months ended December 31, 2001 and 2000, respectively. The margin improved due to lower investment in the international businesses and implementation of an expense reduction plan.

         Revenue in the Insurance and Education Services business segment increased $13.7 million, or 34.4%, during the three months ended December 31, 2001, compared to the same period last year. The revenue increase was due to recent acquisitions and internal growth. Operating income in the Insurance and Education Services business segment increased $6.1 million, or 38.3%, during the fiscal second quarter, resulting in operating margins of 41.3% and 40.1% for the three months ended December 31, 2001 and 2000, respectively. Margins increased in the fiscal second quarter due to continued growth in renewal revenue and leverage gained from higher volumes.

         Revenue in the Information Services business segment increased $5.5 million, or 13.0%, during the three months ended December 31, 2001, compared to the same period last year. Operating income in the Information Services business segment increased $1.6 million, or 14.8%, during the fiscal second quarter, resulting in operating margins of 26.0% and 25.6% for the three months ended December 31, 2001 and 2000, respectively. The margin increase in the fiscal second quarter was primarily due to continued revenue growth and operational efficiencies.

         Corporate operations represent charges for the Company's human resources, legal, accounting and finance functions, and various other unallocated overhead charges. Increased expenses of $1.4 million in the three months ended December 31, 2001 were in line with the Company's overall growth.

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

                                     PART II

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Annual Meeting of Stockholders of the Company, held on November 15, 2001, the Stockholders approved the following matters:

         1. Re-election of the eight Directors named below to hold office until the next Annual Meeting of Stockholders and until their successors have been duly elected and qualified:

                                                             Number of
                  Name of Director                         Votes in Favor
                  ----------------                         --------------
                  Denis A. Bovin                             49,059,868
                  Robert J. Casale                           49,059,381
                  Thomas A. Cooper                           49,059,881
                  Jay W. DeDapper                            49,057,791
                  John J. Lyons                              49,059,334
                  Lynn J. Mangum                             40,987,192
                  Thomas E. McInerney                        49,057,574
                  Joseph J. Melone                           49,060,110

                                                                     For         Against       Abstain
                                                                     ---         -------       -------
         2.  Increase in Authorized Shares
             of Common Stock                                      48,357,214      945,024       15,367

                                                                      For         Against       Abstain
                                                                     ---         -------       -------
         3.  2002 Employee Stock
             Purchase Plan                                        44,991,170     4,309,550      16,885

                                                                      For         Against       Abstain
                                                                     ---         -------       -------
         4.  Appointment of PricewaterhouseCoopers LLP
             as independent accountants for fiscal year 2002      48,569,560      738,703        9,342



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A)     EXHIBITS

                 Exhibit 3.1 -  Amended and Restated Certificate of
                                Incorporation of The BISYS Group, Inc., as amended by Certificates of Amendment to Amended and Restated Certificate of Incorporation of The BISYS Group, Inc.

                 Exhibit 10.1 - Lease Amendment for Houston, Texas Facility
                                Dated September 12, 2001

         (B)     REPORTS ON FORM 8-K

                  None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  THE BISYS GROUP, INC.



Date:  February 12, 2002                          By:   /s/ Andrew C. Corbin
                                                      -------------------------
                                                      Andrew C. Corbin
                                                      Senior Vice President and
                                                      Chief Financial Officer
                                                      (Duly Authorized Officer)

                                                         THE BISYS GROUP, INC.
                                  EXHIBIT INDEX



EXHIBIT NO.                                                                 PAGE
-----------                                                                 ----
  (3.1)    Amended and Restated Certificate of Incorporation of The BISYS
           Group, Inc., as amended by Certificates of Amendment to
           Amended and Restated Certificate of Incorporation of The BISYS
           Group, Inc........................................................18

  (10.1)   Lease Amendment for Houston, Texas Facility Dated September
           12, 2001..........................................................24