Form 10-Q
period 2002-03-31
BISYS GROUP INC
filed 2002-05-10
CIK 883587

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)


[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

AS OF APRIL 30, 2002, THERE WERE 119,333,877 SHARES OF COMMON STOCK, PAR VALUE $0.02 PER SHARE, OF THE REGISTRANT OUTSTANDING.


                        This document contains 16 pages.

--------------------------------------------------------------------------------

                              THE BISYS GROUP, INC.

                               INDEX TO FORM 10-Q



PART I.  FINANCIAL INFORMATION                                                                                   PAGE

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheet as of March 31, 2002
                      and June 30, 2001                                                                            3

                  Condensed Consolidated Statement of Operations for the three and nine months
                      ended March 31, 2002 and 2001                                                                4

                  Condensed Consolidated Statement of Cash Flows for the nine months
                      ended March 31, 2002 and 2001                                                                5

                  Notes to Condensed Consolidated Financial Statements                                             6


         Item 2.  Management's Discussion and Analysis of Results of Operations and                               11
                  Financial Condition


PART II.  OTHER INFORMATION

         Item 2.   Changes in Securities and Use of Proceeds                                                      15

         Item 6.  Exhibits and Reports on Form 8-K                                                                15

SIGNATURES                                                                                                        16


                                     PART I

                          ITEM 1. FINANCIAL STATEMENTS

                     THE BISYS GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                         March 31,           June 30,
                                                                                           2002                2001
                                                                                    -----------------    ----------------
ASSETS

Current assets:
  Cash and cash equivalents                                                          $      82,281       $      159,399
  Accounts receivable, net                                                                 188,613              148,068
  Deferred tax asset                                                                        17,080               13,530
  Other current assets                                                                      37,938               26,794
                                                                                     -----------------    ----------------
     Total current assets                                                                  325,912              347,791
  Property and equipment, net                                                               86,580               76,831
  Goodwill                                                                                 529,058              404,223
  Intangible assets, net                                                                   158,039              123,002
  Other assets                                                                              54,824               51,354
                                                                                     -----------------    ----------------
     Total assets                                                                    $   1,154,413        $   1,003,201
                                                                                     =================    ================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Current maturities of long-term debt                                               $           -        $         145
  Short-term borrowings                                                                     35,000                    -
  Accounts payable                                                                          18,547               13,354
  Other current liabilities                                                                136,560              140,189
                                                                                     -----------------    ----------------
     Total current liabilities                                                             190,107              153,688
  Long-term debt                                                                           300,000              300,433
  Deferred tax liability                                                                    17,561               12,205
  Other liabilities                                                                         11,890                8,925
                                                                                     -----------------    ----------------
     Total liabilities                                                                     519,558              475,251
                                                                                     -----------------    ----------------

Stockholders' equity:
  Common stock, $.02 par value, 320,000,000 and 160,000,000 shares authorized,
  119,142,965 and 58,422,269 shares issued and outstanding                           $       2,383        $       1,168
  Additional paid-in capital                                                               358,983              318,958
  Retained earnings                                                                        285,072              219,406
  Less notes receivable from stockholders                                                  (10,776)             (10,776)
  Accumulated other comprehensive income (loss)                                               (807)                (806)
                                                                                     -----------------    ----------------
     Total stockholders' equity                                                            634,855              527,950
                                                                                     -----------------    ----------------
     Total liabilities and stockholders' equity                                      $   1,154,413        $   1,003,201
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

                     THE BISYS GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                Three Months Ended                         Nine Months Ended
                                                    March 31,                                  March 31,
                                      ---------------------------------------    --------------------------------------
                                                                As Adjusted*                               As Adjusted*
                                          2002         2001         2001            2002         2001          2001
                                          ----         ----         ----            ----         ----          ----
Revenues                                $  220,539   $ 177,359  $   177,359       $  626,978   $  507,103   $  507,103
                                       ------------ ----------- -------------    ------------ ------------ -------------
Operating costs and expenses:
  Service and operating                    122,986      98,276       98,276          357,032      292,574      292,574
  Selling, general and administrative       37,612      32,077       32,077          118,255       97,544       97,544
  Amortization of goodwill                       -       2,791            -                -        8,369            -
  Amortization of intangible assets          3,178       2,329        2,329            9,164        6,270        6,270
  Restructuring charges                          -           -            -            6,475        4,245        4,245
                                       ------------ ----------- -------------    ------------ ------------ -------------
                                           163,776     135,473      132,682          490,926      409,002      400,633
                                       ------------ ----------- -------------    ------------ ------------ -------------

Operating earnings                          56,763      41,886       44,677          136,052       98,101      106,470
Interest expense, net                        3,142       1,133        1,133            8,344        4,763        4,763
                                       ------------ ----------- -------------    ------------ ------------ -------------
Income before income taxes                  53,621      40,753       43,544          127,708       93,338      101,707
Income taxes                                20,427      16,098       16,873           49,136       36,869       39,411
                                       ------------ ----------- -------------    ------------ ------------ -------------
Net income                             $    33,194   $  24,655  $    26,671      $    78,572  $    56,469  $    62,296
                                       ============ =========== =============    ============ ============ =============

Basic earnings per share               $      0.28   $    0.21  $      0.23      $      0.66   $     0.50  $      0.55
                                       ============ =========== =============    ============ ============ =============

Diluted earnings per share             $      0.27   $    0.20  $      0.22      $      0.64   $     0.47  $      0.52
                                       ============ =========== =============    ============ ============ =============

* As adjusted amounts exclude goodwill amortization and related tax effects.






    The accompanying notes are an integral part of the condensed consolidated financial statements.

                     THE BISYS GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                              Nine Months Ended
                                                                                                  March 31,
                                                                                      ----------------------------------
                                                                                           2002               2001
                                                                                           ----               ----
Cash flows from operating activities:
Net income                                                                            $     78,572       $     56,469
Adjustments to reconcile net income to net cash provided by operating activities:
  Restructuring charge                                                                       6,475              4,245
  Depreciation and amortization                                                             29,249             30,925
  Deferred income tax provision                                                             10,168              9,021
  Change in operating assets and liabilities, net of effects from acquisitions             (35,472)           (22,354)
                                                                                      ---------------    ---------------
Net cash provided by operating activities                                                   88,992             78,306
                                                                                      ---------------    ---------------

Cash flows from investing activities:
  Acquisitions of businesses, net of cash acquired                                        (172,142)           (64,738)
  Proceeds from dispositions, net of expenses paid                                            (521)            (1,682)
  Capital expenditures, net                                                                (24,740)           (21,212)
  Change in other investments                                                               (4,419)            (3,684)
  Purchase of intangible assets, net                                                        (6,593)            (2,027)
                                                                                      ---------------    ---------------
Net cash used in investing activities                                                     (208,415)           (93,343)
                                                                                      ---------------    ---------------

Cash flows from financing activities:
  Repayment of debt                                                                           (578)                 -
  Proceeds from short-term borrowings                                                       35,000             52,800
  Repayment of short-term borrowings                                                             -           (167,800)
  Proceeds from convertible debt offering, net of expenses paid                                  -            292,050
  Issuance of common stock                                                                   4,226              3,065
  Proceeds from exercise of stock options, net of taxes paid                                 6,341             20,970
  Repurchases of common stock                                                               (2,684)                 -
  Other                                                                                          -                292
                                                                                      ---------------    ---------------
Net cash provided by financing activities                                                   42,305            201,377
                                                                                      ---------------    ---------------

Net increase (decrease) in cash and cash equivalents                                       (77,118)           186,340

Cash and cash equivalents at beginning of period                                           159,399             70,177
                                                                                      ---------------    ---------------

Cash and cash equivalents at end of period                                            $     82,281       $    256,517
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

2.       USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The most significant estimates are related to the allowance for doubtful accounts, goodwill, intangible assets, merger expenses and other charges, income taxes and contingencies.

         The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates in the near term.

3.       ACCUMULATED OTHER COMPREHENSIVE INCOME

         The components of comprehensive income are as follows (in thousands):

                                                           Three Months Ended                  Nine Months Ended
                                                               March 31,                           March 31,
                                                         2002              2001              2002              2001
                                                         ----              ----              ----              ----

         Net income                                  $     33,194      $    24,655      $      78,572      $     54,469
         Foreign currency translation adjustment             (80)             (367)               (1)             (578)
                                                     --------------    -------------    ---------------    -------------
              Total comprehensive income             $     33,114      $    24,288      $      78,571      $     53,891
                                                     ==============    =============    ===============    =============

4.       STOCK SPLIT

         On January 24, 2002, the Board of Directors of the Company approved a two-for-one stock split effected in the form of a dividend, payable to shareholders of record as of February 8, 2002. Accordingly, all historical weighted average share and per share amounts have been restated to reflect the stock split.

5.       EARNINGS PER SHARE

         Basic and diluted EPS computations for the three and nine months ended March 31, 2002 and 2001 are as follows (in thousands, except per share amounts):

                                                Three Months Ended                             Nine Months Ended
                                                     March 31,                                     March 31,
                                     ------------------------------------------   --------------------------------------------
                                                                  As Adjusted*                                  As Adjusted*
                                         2002          2001           2001            2002           2001           2001
                                         ----          ----           ----            ----           ----           ----
    BASIC EPS
    Net income                       $     33,194  $     24,655   $     26,671    $     78,572   $     56,469   $     62,296
                                     ============= =============  =============   =============  =============  ==============

    Weighted average common shares
    outstanding                           118,945       114,735        114,735         118,224        113,931        113,931
                                     ============= =============  =============   =============  =============  ==============

    Basic earnings per share         $       0.28  $       0.21   $       0.23    $       0.66   $       0.50   $       0.55
                                     ============= =============  =============   =============  =============  ==============

    DILUTED EPS
    Net income                       $     33,194  $     24,655   $     26,671    $     78,572   $     56,469   $     62,296
                                     ============= =============  =============   =============  =============  ==============

    Weighted average common shares
    outstanding                           118,945       114,735        114,735         118,224        113,931        113,931

    Assumed conversion of common
    shares issuable under stock
    option plans                            5,226         5,911          5,911           5,202          5,621          5,621
                                     ------------- -------------  -------------   -------------  -------------  --------------

    Weighted average common and
    common equivalent shares
    outstanding                           124,171       120,646        120,646         123,426        119,552        119,552
                                     ============= =============  =============   =============  =============  ==============

    Diluted earnings per share        $      0.27  $       0.20    $      0.22    $       0.64   $       0.47   $       0.52
                                     ============= =============  =============   =============  =============  ==============

  * As adjusted amounts exclude goodwill amortization and related tax effects.


         The effect of the assumed conversion of the convertible subordinated Notes into common stock would be antidilutive and therefore is excluded from the computation of diluted earnings per share.

         Certain stock options were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of common shares during the period, as follows (in thousands, except per share amounts):

                                                Three Months Ended                    Nine Months Ended
                                                    March 31,                             March 31,
                                      -----------------------------------------------------------------------------
                                             2002               2001               2002                2001
                                             ----               ----               ----                ----
         Number of options excluded          157                 275                553                358

         Option price per share        $33.02 to $33.15   $25.53 to $28.03   $29.44 to $33.15    $21.50 to $28.03

         Average market price of
         common shares for the period       $32.17             $24.97             $29.12              $21.42

6.       RESTRUCTURING CHARGES

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

         At March 31, 2002 the remaining accrual approximates $1.3 million, and it is anticipated that all amounts will be expended by the end of the current fiscal year.

7.       ADOPTION OF NEW ACCOUNTING STANDARDS

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

         The Company adopted both FAS 141 and 142 as of July 1, 2001, the beginning of its new fiscal year. The Company completed testing of goodwill impairment for each of its reporting units as required by FAS 142 and determined there were no goodwill impairment losses that should be recognized. The Company also determined that no reclassifications between goodwill and intangible assets were required based upon the guidance in FAS 142. Information pertaining to intangible assets and goodwill and the effects of adopting FAS 142 are presented below.

         INTANGIBLE ASSETS
         At March 31, 2002, acquired intangible assets were comprised of the following:

                                                        Gross Carrying           Accumulated
                                                            Amount               Amortization        Net Book Value
                                                      --------------------    -------------------    ----------------
         Customer related                               $    126,977            $    (17,262)          $  109,715
         Noncompete Agreements                                36,909                  (6,841)              30,068
         Other                                                22,070                  (3,814)              18,256
                                                      ----------------        ----------------       ---------------
              Total                                     $    185,956            $    (27,917)          $  158,039
                                                      ================        ================       ===============

         All of the Company's acquired intangible assets are subject to amortization. Amortization expense for acquired intangible assets was $3.2 million and $9.2 million for the three and nine months ended March 31, 2002.

         Estimated amortization expense for the current fiscal year and the succeeding four years is as follows:

               Fiscal Year Ended
                   June 30,                     Amount
         ------------------------------    ------------------

                     2002                        13,342
                     2003                        16,353
                     2004                        16,353
                     2005                        15,533
                     2006                        14,462

         GOODWILL
         The changes in the carrying amount of goodwill by business segment for the nine months ended March 31, 2002 are as follows:

                                               Investment          Insurance &         Information
                                                Services       Education Services       Services           Total
                                             ----------------  --------------------  ----------------  ---------------
         Balance, July 1, 2001               $     150,322       $       218,511     $        35,390    $   404,223

         Additions                                  93,273                31,928                   -        125,201

         Reductions attributable to tax
         benefits from stock option
         exercises                                    (366)                    -                   -           (366)
                                             ----------------  --------------------  ----------------  ---------------

         Balance, March 31, 2002             $     243,229       $       250,439     $        35,390    $   529,058
                                             ================  ====================  ================  ===============

         The following information reflects adjustments to exclude goodwill amortization expense and related tax effects:

                                                                For the Three Months        For the Nine Months Ended
                                                                   Ended March 31,                  March 31,
                                                                 2002          2001            2002           2001
                                                             ------------- --------------  -------------  -------------
        Net income:
             Reported net income                              $   33,194    $   24,655      $   78,572     $   56,469
             Add back: Goodwill amortization, net of taxes          -            2,016            -             5,827
                                                             ------------- --------------  -------------  -------------
             Adjusted net income                              $   33,194    $   26,671      $   78,572     $   62,296
                                                             ============= ==============  =============  =============

        Basic earnings per share:
             Reported net income                             $      0.28   $      0.21     $      0.66    $      0.50
             Add back: Goodwill amortization, net of taxes          -             0.02            -              0.05
                                                             ------------- --------------  -------------  -------------
             Adjusted net income                             $      0.28   $      0.23     $      0.66    $      0.55
                                                             ============= ==============  =============  =============

        Diluted earnings per share:
             Reported net income                             $      0.27   $      0.20     $      0.64    $      0.47
             Add back: Goodwill amortization, net of taxes          -             0.02            -              0.05
                                                             ------------- --------------  -------------  -------------
             Adjusted net income                             $      0.27   $      0.22     $      0.64    $      0.52
                                                             ============= ==============  =============  =============

8.       BUSINESS COMBINATIONS

         On March 21, 2002, the Company acquired a majority interest in the Hemisphere Group of Companies (Hemisphere) in a cash for equity transaction approximating $124 million. Hemisphere is a Bermuda-based hedge fund administrator and primarily conducts operations in Bermuda, Europe, and the United States. Pro forma information has not been presented due to a lack of materiality. The acquisition was recorded under the purchase method of accounting. The excess purchase price over the fair value of the net tangible assets acquired approximates $124 million and was allocated to intangible assets and goodwill based upon preliminary estimates of fair values. The Company has engaged a valuation consultant to determine the values associated with certain identifiable intangible assets in connection with the purchase price allocation. The Company does not believe that the final purchase price allocations, which should be completed by the end of the current fiscal year, will differ significantly from the preliminary purchase price allocation. Hemisphere's fair value of assets and liabilities, including transaction costs, were as follows (in thousands):

         Estimated fair value of assets acquired              $       136,497
         Liabilities assumed                                           12,978
                                                              ----------------
                  Net cash paid                               $       123,519
                                                              ================

         The Company has agreed to acquire the remaining nominal minority interests of Hemisphere in June 2002 for approximately $6.8 million.

         On February 7, 2002, the Company completed its acquisition of The Hanleigh Companies (Hanleigh) in a cash for equity transaction that was accounted for by the purchase method of accounting. Hanleigh, headquartered in Montvale, New Jersey, is an insurance brokerage firm specializing in high-end disability products. Pro forma information has not been presented due to a lack of materiality.

9.       SEGMENT INFORMATION

         The following table sets forth operating revenue and operating income by business segment and for corporate operations for the three and nine months ended March 31, 2002 and 2001. Restructuring charges are excluded from the operating results of the segment for a better understanding of the underlying performance of each segment. Additionally, adjusted information has been presented for the three and nine months ended March 31, 2002 to exclude goodwill amortization for comparison purposes.

                                                                             (in thousands)
                                                       Three Months Ended                      Nine Months Ended
                                                            March 31,                              March 31,
                                              --------------------------------------  ------------------------------------
                                                                            As                                     As
                                                                         Adjusted                               Adjusted
                                                 2002         2001         2001          2002        2001         2001
                                                 ----         ----         ----          ----        ----         ----
       Operating revenue:
          Investment Services                  $ 112,060   $   89,027   $   89,027     $ 325,143   $ 259,643    $ 259,643
          Insurance and Education Services        57,072       42,244       42,244       156,072     117,433      117,433
          Information Services                    51,407       46,088       46,088       145,763     130,027      130,027
                                              ------------ -----------  ------------  ----------- -----------  -----------
            Total operating revenue            $ 220,539    $ 177,359    $ 177,359     $ 626,978   $ 507,103    $ 507,103
                                              ============ ===========  ============  =========== ===========  ===========
       Operating income:
          Investment Services                  $  20,029    $  16,412    $  16,970     $  52,954   $  41,244    $  42,919
          Insurance and Education Services        26,770       17,435       19,021        66,285      42,005       46,783
          Information Services                    14,681       12,215       12,862        38,506      31,601       33,517
          Corporate                               (4,717)      (4,176)      (4,176)      (15,218)    (12,504)     (12,504)
                                              ------------ -----------  ------------  ----------- -----------  -----------
            Total operating income             $  56,763    $  41,886    $  44,677     $ 142,527   $ 102,346    $ 110,715
                                              ============ ===========  ============  =========== ===========  ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The Company provides outsourcing solutions to and through financial organizations. The following table presents the percentage of revenues represented by each item in the Company's condensed consolidated statement of operations for the periods indicated:

                                                              Three Months Ended                    Nine Months Ended
                                                                  March 31,                             March 31,
                                                       ---------------------------------     ---------------------------------
                                                            2002              2001               2002               2001
                                                            ----              ----               ----               ----
Revenues                                                   100.0%             100.0%             100.0%            100.0%
                                                       ---------------    --------------     --------------    ---------------

Operating costs and expenses:
  Service and operating                                     55.8               55.4               56.9              57.7
  Selling, general and administrative                       17.1               18.1               18.9              19.3
  Amortization of goodwill                                   -                  1.6                -                 1.7
  Amortization of intangible assets                          1.4                1.3                1.5               1.2
  Restructuring charges                                      -                  -                  1.0               0.8
                                                       ---------------    --------------     --------------    ---------------
                                                            74.3               76.4               78.3              80.7
                                                       ---------------    --------------     --------------    ---------------
Operating earnings                                          25.7               23.6               21.7              19.3
Interest expense, net                                        1.4                0.6                1.3               0.9
                                                       ---------------    --------------     --------------    ---------------
Income before income taxes                                  24.3               23.0               20.4              18.4
Income taxes                                                 9.3                9.1                7.9               7.3
                                                       ---------------    --------------     --------------    ---------------
Net income                                                  15.0%              13.9%              12.5%             11.1%
                                                       ===============    ==============     ==============    ===============

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2002 WITH THE THREE MONTHS ENDED MARCH 31, 2001.

         Revenues increased 24.4% from $177.4 million for the three months ended March 31, 2001 to $220.5 million for the three months ended March 31, 2002. This growth was derived from sales to new clients, existing client growth, cross sales to existing clients and revenues from acquired businesses, partially offset by lost business. Internal revenue growth approximated 13% for the three months ended March 31, 2002.

         Service and operating expenses increased 25.1% from $98.3 million for the three months ended March 31, 2001 to $123.0 million for the three months ended March 31, 2002 and increased as a percentage of revenues from 55.4% to 55.8%. The dollar increase resulted from additional costs associated with greater revenues.

         Selling, general and administrative expenses increased 17.3% from $32.1 million during the three months ended March 31, 2001 to $37.6 million for the three months ended March 31, 2002 and decreased as a percentage of revenues from 18.1% to 17.1%. The dollar increase resulted from additional costs associated with greater revenues.

         The Company adopted FAS 142, "Goodwill and Other Intangible Assets," effective July 1, 2001, which requires that goodwill not be amortized. See note 7 to the financial statements.

         Amortization of intangible assets increased $0.8 million for the three months ended March 31, 2002 over the same period last year due to a higher level of intangible assets associated with recently acquired businesses.

         The income tax provision of $20.4 million for the three months ended March 31, 2002 increased from $16.1 million for the three months ended March 31, 2001 due to higher taxable income. The provision represents an effective tax rate of 38.1% and 39.5% for periods ended March 31, 2002 and 2001, respectively. The reduced effective tax rate is attributable to the tax effects associated with the discontinuance of goodwill amortization and the impact of lower tax rates in foreign tax jurisdictions for recently acquired businesses.

         Operating results, before amortization of intangibles and restructuring charges, resulted in margins of 27.2% and 26.5% for the three months ended March 31, 2002 and 2001, respectively. The margin expansion was due to moderate internal growth, improved operating leverage through cost efficiencies and increased volumes, and faster growth from the higher-margin Insurance and Education Services Group.

COMPARISON OF THE NINE MONTHS ENDED MARCH 31, 2002 WITH THE NINE MONTHS ENDED MARCH 31, 2001.

         Revenues increased 23.6% from $507.1 million for the nine months ended March 31, 2001 to $627.0 million for the nine months ended March 31, 2002. This growth was derived from sales to new clients, existing client growth, cross sales to existing clients and revenues from acquired businesses, partially offset by lost business.

         Service and operating expenses increased 22.0% from $292.6 million for the nine months ended March 31, 2001 to $357.0 million for the nine months ended March 31, 2002 and decreased as a percentage of revenues from 57.7% to 56.9%. The dollar increase resulted from additional costs associated with greater revenues. The percentage decrease resulted from implementation of an expense reduction plan that slowed discretionary spending.

         Selling, general and administrative expenses increased 21.2% from $97.5 million during the nine months ended March 31, 2001 to $118.3 million for the nine months ended March 31, 2002 and decreased as a percentage of revenues from 19.3% to 18.9%. The decrease as a percentage of revenues resulted from further utilization of existing general and administrative support resources.

         The Company adopted FAS 142, "Goodwill and Other Intangible Assets," effective July 1, 2001, which requires that goodwill not be amortized. See note 7 to the financial statements.

         Amortization of intangible assets increased $2.9 million for the nine months ended March 31, 2002 over the same period last year due to a higher level of intangible assets associated with recently acquired businesses.

         The income tax provision of $49.1 million for the nine months ended March 31, 2002 increased from $36.9 million for the nine months ended March 31, 2001 due to higher taxable income. The provision represents an effective tax rate of 38.5% and 39.5% for periods ended March 31, 2002 and 2001, respectively. The reduced effective tax rate is primarily attributable to the tax effects associated with the discontinuance of goodwill amortization and the impact of lower tax rates in foreign tax jurisdictions for recently acquired businesses.

         Operating results, before amortization of intangibles and restructuring charges, resulted in margins of 24.2% and 23.1% for the nine months ended March 31, 2002 and 2001, respectively. The margin expansion was due to moderate internal growth, improved operating leverage through cost efficiencies and increased volumes, and faster growth from the higher-margin Insurance and Education Services Group.

         The Company recorded a pre-tax restructuring charge of $6.5 million and $4.2 million during the nine months ended March 31, 2002 and 2001, respectively. The restructuring charges relate to the integration, consolidation, and relocation of certain business operations, primarily as a result of acquisition activity. The restructuring charge in the fiscal first quarter of 2002 includes a provision of $4.2 million for severance-related costs for approximately 200 employees and $2.3 million for facility closure and related costs. At March 31, 2002, the remaining accrual approximates $1.3 million, and it is anticipated that all amounts will be expended by the end of the current fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2002, the Company had cash and cash equivalents of $82.3 million and working capital of $135.8 million. At March 31, 2002, the Company had outstanding borrowings of $35.0 million against its revolving credit facility to fund acquisitions and had $2.6 million outstanding in letters of credit. The credit facility bears interest at LIBOR plus a margin of 0.65%

         In March 2001, the Company issued $300 million of convertible subordinated Notes due March 2006. The Notes bear interest at 4% and require semiannual interest payments in the months of March and September. The Notes are convertible at any time at the option of the holder into shares of the Company's common stock at a conversion price of $33.40 per share, subject to adjustment under certain conditions. At the Company's option, subject to the terms of its existing revolving credit facility agreement, the Notes are redeemable on or after March 2004 at a premium price of 101% declining to par in March 2005 and thereafter.

         Accounts receivable represented 77 and 69 days sales outstanding (DSO) at March 31, 2002 and June 30, 2001, respectively, based on quarterly revenues. The increase in DSO is primarily due to certain annual billings that occur in the first quarter of the calendar year and a higher DSO associated with commission receivables in the Insurance and Education Services business segment. Due to this segment's faster growth, its receivables represent a greater percentage of outstanding receivables at March 31, 2002 compared to June 30, 2001.

         For the nine months ended March 31, 2002, operating activities provided cash of $89.0 million. Investing activities used cash of $208.4 million, primarily for acquisition-related payments of $172.1 million, capital expenditures of $24.7 million, and purchases of intangibles of $6.6 million. Financing activities provided cash of $42.3 million comprised of proceeds from short-term borrowings of $35.0 million, net proceeds from the exercise of stock options of $6.3 million, and the issuance of common stock of $4.2 million, offset by the repurchase of common stock of $2.7 million.

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

         Since January 1999, the Company has purchased 1,611,000 shares (split adjusted) of its common stock under the stock buy-back program for approximately $41.8 million, leaving $58.2 million available for future purchases.

SEGMENT INFORMATION

         The following table sets forth operating revenue and operating income by business segment and for corporate operations for the three and nine months ended March 31, 2002 and 2001. Restructuring charges are excluded from the operating results of the segment for a better understanding of the underlying performance of each segment. Additionally, adjusted information has been presented for the three and nine months ended March 31, 2001 to exclude goodwill amortization for comparison purposes. The ensuing discussion of operating income and margins compares fiscal 2002 actual results with fiscal 2001 pro forma results excluding goodwill amortization.

                                                                          (in thousands)
                                                   Three Months Ended                         Nine Months Ended
                                                        March 31,                                 March 31,
                                         ----------------------------------------  ----------------------------------------
                                                                         As                                        As
                                                                      Adjusted                                  Adjusted
                                            2002          2001          2001          2002          2001          2001
                                            ----          ----          ----          ----          ----          ----
   Operating revenue:
      Investment Services                $   112,060   $    89,027   $    89,027   $   325,143   $   259,643   $   259,643
      Insurance and Education Services        57,072        42,244        42,244       156,072       117,433       117,433
      Information Services                    51,407        46,088        46,088       145,763       130,027       130,027
                                         ------------  ------------  ------------  ------------  ------------  ------------
        Total operating revenue          $   220,539   $   177,359   $   177,359   $   626,978   $   507,103   $   507,103
                                         ============  ============  ============  ============  ============  ============

   Operating income:
      Investment Services                $    20,029   $    16,412   $    16,970   $    52,954   $    41,244   $    42,919
      Insurance and Education Services        26,770        17,435        19,021        66,285        42,005        46,783
      Information Services                    14,681        12,215        12,862        38,506        31,601        33,517
      Corporate                               (4,717)       (4,176)       (4,176)      (15,218)      (12,504)      (12,504)
                                         ------------  ------------  ------------  ------------  ------------  ------------
        Total operating income           $    56,763   $    41,886   $    44,677   $   142,527   $   102,346   $   110,715
                                         ============  ============  ============  ============  ============  ============

         Revenue in the Investment Services business segment increased $23.0 million, or 25.9%, during the three months ended March 31, 2002, compared to the same period last year. The revenue increase was due to recent acquisitions and internal growth. Internal revenue growth approximated 10% for the three months ended March 31, 2002. Operating income in the Investment Services business segment increased $3.1 million, or 18.0%, during the fiscal third quarter, resulting in operating margins of 17.9% and 19.1% for the three months ended March 31, 2002 and 2001, respectively. The margin declined due to lower margins in the international mutual fund business.

         Revenue in the Insurance and Education Services business segment increased $14.8 million, or 35.1%, during the three months ended March 31, 2002, compared to the same period last year. The revenue increase was due to acquisitions and internal growth. Internal revenue growth approximated 20% for the three months ended March 31, 2002. Operating income in the Insurance and Education Services business segment increased $7.7 million, or 40.7%, during the fiscal third quarter, resulting in operating margins of 46.9% and 45.0% for the three months ended March 31, 2002 and 2001, respectively. Margins increased in the fiscal third quarter due to continued growth in renewal revenue and leverage gained from higher volumes.

         Revenue in the Information Services business segment increased $5.3 million, or 11.5%, during the three months ended March 31, 2002, compared to the same period last year. The revenue increase was due to sales to new clients, existing client growth, and cross sales to existing clients. Operating income in the Information Services business segment increased $1.8 million, or 14.1%, during the fiscal third quarter, resulting in operating margins of 28.6% and 27.9% for the three months ended March 31, 2002 and 2001, respectively. The margin increase in the fiscal third quarter was primarily due to continued revenue growth and operational efficiencies.

         Corporate operations represent charges for the Company's human resources, legal, accounting and finance functions, and various other unallocated overhead charges. Increased expenses of $0.5 million in the three months ended March 31, 2002 were in line with the Company's overall growth.

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

                                     PART II

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

                  On April 19, 2002, the Company issued 32,000 shares of its common stock, $0.02 par value ("Company Common Stock"), as contingent merger consideration in the acquisition of P.J. Robb Variable Corp. on February 28, 2001. Said shares of Company Common Stock were not registered under the Securities Act of 1933, as amended ("the Securities Act"). There was no underwriter or placement agent.

                  In connection with the issuance of the shares, the Company relied on exemptions from registration under Section 4(2) of the Securities Act, based upon, among other things, the small number of investors, the nature of the investors, and certain information provided to the investor with respect to the Company and the transaction.


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS

                  None.

         (b)      REPORTS ON FORM 8-K

                  A current report on 8-K, dated March 26, 2002, was filed with the Securities and Exchange Commission on March 26, 2002 (Items 5 and 7) to report the acquisition by the registrant of Hemisphere Management Limited, Hemisphere Financial Services, LLC, Hemisphere Financial Group, LLC, and Hemisphere (Ireland) Limited.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              THE BISYS GROUP, INC.



Date:  May 10, 2002           By:   /s/ Andrew C. Corbin
       --------------               --------------------------------------------
                              Andrew C. Corbin
                              Senior Vice President and Chief Financial Officer
                              (Duly Authorized Officer)