Form 10-K
period 2002-06-30
BISYS GROUP INC
filed 2002-09-27
CIK 883587

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

 (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 2002.

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

                                 90 PARK AVENUE
                            NEW YORK, NEW YORK            10016
               (Address of principal executive offices) (Zip Code)
                                  212-907-6000
              (Registrant's telephone number, including area code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                          COMMON STOCK, $0.02 PAR VALUE
                                (Title of Class)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      NONE
                                (Title of Class)


      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.        Yes /X/       No / /

      Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [ ]

      State the aggregate market value of voting stock held by nonaffiliates of the Registrant as of September 20, 2002: $2,174,857,173.

      Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of September 20, 2002: 119,334,571 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Registrant's Fiscal 2002 Annual Report to Shareholders incorporated by reference in Part II and IV herein; Portions of the Registrant's Definitive Proxy Statement for its November 14, 2002 Annual Meeting of Stockholders incorporated by reference in Part III herein.

                              THE BISYS GROUP, INC.
                                    FORM 10-K
                                  JUNE 30, 2002


                                                                                           PAGE
                                                                                           ----
Part I

  Item 1.  Business...................................................................        1
  Item 2.  Properties.................................................................       13
  Item 3.  Legal Proceedings..........................................................       14
  Item 4.  Submission of Matters to a Vote of Security Holders........................       14

Part II

  Item 5.  Market for the Registrant's Common Equity and Related
               Stockholder Matters....................................................       14
  Item 6.  Selected Financial Data....................................................       14
  Item 7.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations..............................................       14
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk.................       15
  Item 8.  Financial Statements and Supplementary Data................................       15
  Item 9.  Changes in and Disagreements with Accountants on Accounting
               and Financial Disclosure...............................................       15

Part III

  Item 10. Directors and Executive Officers of the Registrant.........................       15
  Item 11. Executive Compensation.....................................................       15
  Item 12. Security Ownership of Certain Beneficial Owners and Management.............       15
  Item 13. Certain Relationships and Related Transactions.............................       15

Part IV

  Item 14. Exhibits, Financial Statement Schedules, and
               Reports on Form 8-K....................................................       15

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

      This report and the documents incorporated by reference in this report contain "forward-looking statements" within the meaning of the securities laws. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond our control. All statements other than statements of historical facts included or incorporated by reference in this report, regarding our strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this report or incorporated by reference herein, the words "will," "believe," "anticipate," "intend," "estimate," "expect," "project," "plan," "target" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this report. We do not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this report and in documents incorporated by reference herein are reasonable, we can give no assurance that such plans, intentions or expectations will be achieved. Factors that could cause our results to materially differ from our expectations include, but are not limited to, those factors set forth in this report under Item 1 "Business - Risk Factors." The cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.



                                     PART I

ITEM I.  BUSINESS.

      The BISYS(R) Group, Inc., together with its wholly owned subsidiaries, supports more than 20,000 financial institutions and corporate clients with products and services provided through three principal business groups: BISYS Investment Services, BISYS Insurance and Education Services, and BISYS Information Services. We distribute and administer more than 1,300 mutual fund portfolios for approximately 110 clients; provide administration services to approximately 600 hedge and private equity funds representing more than $64 billion in assets; provide retirement plan recordkeeping services to approximately 15,000 companies in partnership with 36 of the nation's leading bank and investment management companies, and support approximately 400,000 employers and four million IRA holders with ERISA plan documents and ancillary services; provide insurance distribution solutions, professional certification training and continuing education, and licensing-related products and services; and provide information processing and check and document imaging solutions to approximately 1,150 financial institutions nationwide.

      We seek to be our clients' single source for our offered outsourcing solutions and to improve their performance, profitability and competitive position. We endeavor to expand the scope of our services through focused account management, emphasizing services with recurring revenues and long-term contracts. We increase our business base through (i) direct sales to new clients, (ii) sales of additional products and services to existing clients, and
(iii) acquisitions of businesses that provide similar and/or complementary outsourcing solutions to financial organizations and other customers.

      We were organized in August 1989 to acquire certain banking and thrift data processing operations of Automatic Data Processing, Inc. ("ADP"). Our initial business was established in 1966 by United Data Processing, Inc., the predecessor of the banking and thrift information processing operations of ADP. Together with our predecessors, we have been providing outsourcing solutions to the financial services industry for more than 35 years. We are incorporated under the laws of Delaware and have our principal executive offices at 90 Park Avenue, New York, New York 10016 (telephone 212-907-6000).

      Since our founding in 1989, we have completed more than 35 acquisitions as part of our strategic growth plan. During the last fiscal year, we acquired the following businesses:

      October 2001 - Life Brokerage Corporation, now part of BISYS Insurance and Education Services, a Florida-based insurance brokerage firm;

      February 2002 - The Hanleigh Companies, now part of BISYS Insurance and Education Services, a provider of distribution services for specialty life and disability income insurance products;

      March 2002 - Hemisphere Management Limited and affiliated companies ("Hemisphere"), now part of BISYS Investment Services, a provider of hedge fund administration services;

      May 2002 - Dalton Publications, L.L.C., now part of BISYS Insurance and Education Services, a provider of education products, including curricula for the Certified Financial Planners(TM) designation;

      May 2002 - DML, now part of BISYS Investment Services, a provider of private equity fund administration and accounting services; and

      May 2002 - Harrison James, Inc., now part of BISYS Insurance and Education Services, an insurance brokerage firm serving the Midwest and Southwest.

COMPANY STRATEGY

      Financial organizations today are challenged to compete more effectively, improve productivity and maximize profits during periods of both economic growth and decline. We provide viable alternatives for automating critical tasks and functions, and provide specific expertise and experience to financial organizations. Our outsourcing solutions deliver to our clients operational and economic benefits as well as additional resources to generate incremental revenues.

      Our objectives are to increase our client base and to expand the services we offer to them. We seek to be the premier, full-service outsourcing business partner focused on enhancing our clients' growth, profits and performance. We seek to build value for our shareholders by consistently increasing both revenues and earnings per share, through a combination of organic growth from existing clients, cross-sales to existing clients, sales to new clients and strategic acquisitions. Five key principles have guided us since our formation and continue to shape our strategy for growth:

      FOCUS ON CLIENT SERVICE. We seek to thoroughly understand the financial services industry and proactively respond to its evolving support requirements. Our industry-recognized customer service and levels of customer satisfaction are based on decades of day-to-day experience, sophisticated support tools, and a company-wide commitment to strengthen every client relationship with unsurpassed service.

      GROW INTERNALLY AND SELL AGGRESSIVELY. We seek to sell our business solutions to new clients and cross-sell additional products and services to our existing clients. We intend to continue to focus highly targeted sales initiatives on growing markets, and introduce new business solutions that will enable our clients to retain and attract customers and enter new markets. We seek to grow and profit from our clients' growth and success.

      LEVERAGE BUSINESS AND PRODUCT SYNERGIES. We seek to leverage the inherent synergies among our business lines to capitalize on the opportunities generated by the converging segments of the financial services industry. We will continue to seek to acquire complementary firms capable of enhancing our product lines, competitive positioning, client relationships and shareholder value.

      LEVERAGE TECHNOLOGICAL ADVANCEMENTS. We seek to enhance our outsourcing platforms by integrating leading-edge products, services and technologies. We will continue to seek to leverage the tremendous power of the Internet to revolutionize how we support global clients and deliver products, services and vital information.

      OPTIMIZE HUMAN RESOURCES. We value the contribution of our employees who represent critical technical and business disciplines in the financial services industry. We depend on their collective experience and expertise to sustain our industry leadership and growth.

      We provide our products and services principally through three major business groups: BISYS Investment Services, BISYS Insurance and Education Services, and BISYS Information Services. These business groups are separately managed strategic business units and are reported as operating segments. Certain of the business segment information required to be included herein is incorporated herein by reference to Note 15 of our consolidated financial statements included in our 2002 Annual Report to Shareholders (the "Annual Report") on pages 38 and 39. Portions of the Annual Report incorporated by reference in this report are included in this report as Exhibit 13.

BISYS INVESTMENT SERVICES

      Our Investment Services group provides a broad array of investment services including mutual fund, alternative investment, and retirement plan services.

      We support approximately 110 domestic and offshore mutual fund clients, representing more than 1,300 registered and non-registered funds, and approximately $500 billion in assets. Our fund services include administration and accounting, transfer agency and shareholder services, compliance and legal support, and marketing and distribution solutions. Through our Financial Research Corporation (FRC) subsidiary, we also provide specialized analytical research and competitive intelligence that enable financial services firms to proactively respond to the changes impacting investment products.

      Following our acquisition of Hemisphere, we are a leading global hedge fund administrator, supporting approximately 400 hedge funds, funds of hedge funds, and other alternative investments, representing more than $50 billion in assets. Our full-service hedge fund solution includes fund accounting and valuation; investor and transfer agency services; director and corporate secretarial services; and legal, compliance, and tax support.

      Following our acquisition of DML, we are also a leading provider of accounting, administration, consulting and tax services for private equity funds, supporting approximately 200 funds with invested capital of more than $14 billion.

      Through our relationships with 36 institutional clients, we support approximately 15,000 small and mid-size retirement plans and their 1.2 million eligible employees. Our comprehensive retirement plan solution includes prototype plan design and maintenance, administration and recordkeeping, ERISA documents and forms, reference resources, and customized marketing and sales support. In addition, we provide a turnkey administration and recordkeeping solution for owner-only Individual(k) plans. We also support approximately 400,000 employers and four million IRA holders with ERISA documents and ancillary services, and train approximately 12,000 industry professionals annually.

BISYS INSURANCE AND EDUCATION SERVICES

      Our Insurance and Education Services group provides an overall solution for insurance distribution, financial services education and licensing automation.

      We are the leading independent distributor of life insurance and provider of the support services required to sell multiple lines of life-related insurance and annuities. We distribute the products of more than 200 of the most highly rated insurance companies through more than 100,000 career and independent insurance agents and financial services professionals who sell insurance. The insurance companies manufacture the insurance products and assume the underwriting risk and full responsibility for the policy benefits, while these agents and financial services professionals deal directly with consumers. We support the entire sales process for term and fixed universal life, variable life, long-term care, disability, and fixed and variable annuities with a comprehensive suite of services, including agent contracting, sales support, advanced case design, application processing, medical underwriting support, commission reconciliation, and policy owner services. We also provide a robust insurance administration system and advanced Internet-based capabilities, designed to expedite the sales process.

      We provide training solutions for insurance and investment professionals, supporting compliance requirements at various stages of career development with more than 250 pre-licensing, continuing education, and advanced designation courses. Financial services professionals have enrolled in more than 300,000 of our courses during the past year, which are delivered through traditional instructor-led and self-study programs, or through technology-based alternatives including computer- and Internet-based programs.

      Our suite of integrated products and services automates the complex insurance licensing and securities registration processes, and ensures compliance with state and federal regulations. More than 800 insurance companies, broker-dealers and banks utilize our integrated, Internet-enabled products and services to automate and track the licensing process.

BISYS INFORMATION SERVICES

      Our Information Services group supports banks with information processing and imaging solutions, and insurance companies and corporate-sponsored cash management programs with asset retention solutions.

      Our enterprise-wide banking platform supports approximately 300 banks with integrated core deposit and lending, ATM and debit card processing, Internet banking, customer relationship management, information and decision systems, and document imaging.

      We provide a complete imaging platform, integrating check and document imaging solutions. Our check imaging solution has been implemented by more than 1,150 organizations to convert paper-based checks into digital or "virtual" checks and process them electronically. Our document imaging and archiving capabilities enable financial institutions and other businesses to capture, store and retrieve digital forms, applications, correspondence and faxes.

      The American Bankers Association, through its Corporation for American Banking subsidiary, endorses both our core information processing solution and our check imaging platform on an exclusive basis as the recommended solutions for community banks.

      Our asset retention solutions leverage our traditional banking services to provide an industry-leading suite of asset retention solutions, including information and transaction processing, and call center services. These services enable life and property/casualty insurance companies to establish ongoing customer relationships with claimants and beneficiaries by offering personalized checking accounts and online debit and stored value cards as alternatives to lump sum payments. Our specialized back-office services also provide complete program management for corporate-sponsored cash management accounts. We currently enable more than 120 life and property/casualty insurance companies to retain approximately $7 billion in assets and generate substantial incremental annual earnings.

CONTRACTS

      We provide services to our clients, for the most part, on the basis of long-term contracts, wherever possible, that renew for successive terms unless terminated by either party.

      In our Investment Services group, contracts for distribution services to mutual funds, as required by the Investment Company Act, provide that such contracts may continue for a period longer than two years only if such continuance is specifically approved at least annually by both a majority of the disinterested directors and either the other members of the board of directors or the holders of a majority of the outstanding shares of the fund. Our fee structure for mutual fund and alternative investment services clients is, in some cases, based on the average net asset value of the fund, subject to minimum charges, and in some cases consists of or includes account-based fees and other fixed charges. Our retirement services fee structure is generally based upon the number of eligible participants in a plan subject to certain minimums, as well as position-based fees based on assets held in the retirement plans we service and transaction fees. Our retirement services documents and forms are sold on a per unit or annual subscription basis, and our ERISA training and reference services are provided on a fee-for-service basis.

      In our Insurance and Education Services group, contracts with insurance carriers supplying products for our customers provide for compensation based on a percentage of premiums paid and transaction charges, and are generally cancelable on less than 90 days notice at the discretion of either party. We also maintain long-term contracts with the distribution arms of a number of insurance companies, producer groups, broker-dealers and banks to provide insurance products and services. Our insurance services fee structure is generally based on sharing with our clients a percentage of commissions and/or profits we receive. Our education services products are generally provided to customers on an "as needed" basis pursuant to long-term programs.

      In our Information Services group, our fee structure for banking solutions and asset retention clients is based primarily on number of accounts, loans, participants and/or transactions handled for each service, in some cases, subject to minimum charges, plus additional charges or special options, services and features. Our check imaging software is licensed subject to a one-time fee with recurring maintenance fees.

      Although contract terminations and non-renewals have an adverse effect on recurring revenues, we believe that the contractual nature of our businesses, combined with our historical renewal experience, provides a high level of recurring revenues.

CLIENT BASE

      Our clients are located in all 50 states and several international locations, principally Western Europe, Bermuda and the Cayman Islands. We provide outsourcing solutions to commercial banks, mutual savings institutions, thrift organizations, mutual funds, hedge funds, private equity funds, insurance companies, insurance producer groups, corporate clients and other financial organizations including investment counselors and brokerage firms. Total revenue from unaffiliated clients located outside the United States for fiscal 2000, 2001 and 2002, was approximately $20.5 million, $29.3 million and $36.5 million, respectively.

DISASTER RECOVERY SYSTEMS

      We have implemented business continuity and disaster recovery plans and procedures for each of our businesses. The key restoration services include off-site storage and rotation of critical files, availability of a third-party "hot site" and telecommunications recovery capability. We routinely test our disaster recovery and business continuity plans, in cooperation with, where appropriate, our clients.

SALES, MARKETING AND CLIENT SUPPORT

      We sell our services directly to potential clients. In addition, we support insurance agents and companies, brokerage firms and other entities in their endeavors to gain new clients. We have a number of sales offices located throughout the United States.

      We utilize an account executive staff that provides client account management and support. In accordance with our strategy of providing a single source solution to our clients, the account executive staff also markets and sells additional products and services to existing clients and manages the contract renewal process. Using centralized resources, we provide our direct sales staff and account executives with marketplace data, presentation materials and telemarketing data. We maintain client support personnel that are responsible for day-to-day interaction with clients, and also market our products and services to our existing clients.

COMPETITION

      We believe that the markets for our products and services are highly competitive. We believe that we remain competitive due to several factors, including our overall company strategy and commitment, product quality, reliability of service, a comprehensive and integrated product line, timely introduction of new products and services, and competitive pricing. We believe that, by virtue of our range of product and service offerings, and our overall commitment to client service and relationships, we compete favorably in these categories. In addition, we believe that we have a competitive advantage as a result of our position as an independent vendor, rather than as a cooperative, an affiliate of a financial institution, a hardware vendor or competitor to our clients.

      Our principal competitors are independent vendors of computer software and services, in-house departments, affiliates of financial institutions or large computer hardware manufacturers, processing centers owned and operated as user cooperatives, insurance companies, third-party administration firms, mutual fund companies and brokerage firms. We believe that no single competitor provides the full range of products and services that we offer.

PROPRIETARY RIGHTS

      We regard certain of our software as proprietary and rely upon trade secret law, internal nondisclosure guidelines and contractual provisions in our license, services and other agreements for protection. Other than one patent relating to our check imaging system, we do not hold any registered patents or registered copyrights on our software. We believe that legal protection of our software is less significant than the knowledge and experience of our management and personnel, and their ability to develop, enhance and market new products and services. We believe that we hold all proprietary rights necessary to conduct our business.

      Application software similar to that licensed by us is generally available from alternate vendors. In addition, in instances where we believe that additional protection is required, the applicable license agreement provides us with the right to obtain access to the software source code upon the occurrence of certain events.

GOVERNMENT REGULATION

      Certain of our subsidiaries are registered as broker-dealers with the Securities and Exchange Commission ("SEC"). Much of the federal regulation of broker-dealers has been delegated to self-regulatory organizations, principally the National Association of Securities Dealers, Inc. ("NASD") and the national securities exchanges. Broker-dealers are subject to regulation which covers all aspects of the securities business, including sales methods, trading practices, use and safekeeping of customers' funds and securities, capital structure, recordkeeping and the conduct of directors, officers and employees. Additional legislation, changes in rules and regulations promulgated by the SEC, the Municipal Securities Rulemaking Board, the Office of the Comptroller of the Currency ("OCC"), the Federal Deposit Insurance Corporation ("FDIC"), the Federal Reserve Board ("FRB") and the self-regulatory organizations or changes in the interpretation of enforcement of existing laws, rules and regulations, may also directly affect the mode of operations and profitability of broker-dealers. The SEC, the FRB, the self-regulatory organizations, state securities law administrators, the OCC and the FDIC may conduct regulatory proceedings for violations of applicable laws, rules and regulations. Such violations can result in disciplinary actions (such as censure, the imposition of fines, the issuance of cease-and-desist orders or the suspension or revocation of registrations, memberships or licenses of a broker-dealer or its officers, directors or employees), as well as civil and criminal penalties. The principal purpose of such regulations generally is the protection of the investing public and the integrity of securities markets, rather than protection of securities firms or their creditors or stockholders.

      In addition, our broker-dealer subsidiaries are subject to SEC Rule 15c3-1 (commonly known as the "Net Capital Rule"). The Net Capital Rule, which specifies the minimum amount of net capital required to be maintained by broker-dealers, is designed to measure the general financial integrity and liquidity of broker-dealers, and requires that a certain part of broker-dealers' assets be kept in relatively liquid form. Failure to maintain the required minimum amount of net capital may subject a broker-dealer to suspension or revocation of licenses, registration or membership with the New York Stock Exchange, Inc., the SEC, the NASD, and various state securities law administrators, and may ultimately require liquidation of the broker-dealer. Under certain circumstances, the Net Capital Rule also prohibits payment of cash dividends, redemption or repurchase of stock, distribution of capital and prepayment of subordinated indebtedness. Thus, compliance with the Net Capital Rule could restrict our ability to withdraw capital from our broker-dealer subsidiaries. At June 30, 2002, each of our broker-dealer subsidiaries met or exceeded the requisite net capital requirement. At June 30, 2002, our broker-dealer subsidiaries had aggregate net capital of approximately $14.7 million, which exceeded the requirements of the Net Capital Rule by approximately $12.9 million.

      Under the Investment Company Act of 1940, the distribution agreements between each mutual fund and our subsidiary terminate automatically upon assignment of the agreement. The term "assignment" includes direct assignments by us, as well as assignments which may be deemed to occur, under certain circumstances, upon the transfer, directly or indirectly, of a controlling block of our voting securities. The Investment Company Act of 1940 presumes that any transfer of more than 25% of the voting securities of any person represents a transfer of a controlling block of voting securities.

      Our offshore Fund Services and Alternative Investment Services operations are regulated by financial regulatory bodies in their respective jurisdictions. These operating platforms are examined periodically by such regulatory bodies and failure to comply with their rules and regulations can result in disciplinary actions (such as censure, the imposition of fines, the issuance of cease-and-desist orders, or the suspension or revocation of registrations, memberships or licenses of our offshore subsidiaries or its officers, directors or employees), as well as civil and criminal penalties. The principal purpose of such regulations generally is the protection of the investing public and the integrity of securities markets, rather than protection of securities firms or their creditors or stockholders.

      As a provider of services to banking institutions, we are not directly subject to federal or state banking regulations. However, we are subject to review from time to time by the FDIC, the National Credit Union Association, the Office of Thrift Supervision, the OCC and various state regulatory authorities. These regulators make certain recommendations to us regarding various aspects of our operations. In addition, our processing operations are reviewed annually by an independent auditing firm.

      Banks and other depository institutions doing business with us are subject to extensive regulation at the federal and state levels under laws, regulations and other requirements specifically applicable to regulated financial institutions, and are subject to extensive examination and oversight by federal and state regulatory agencies. As a result, the activities of our bank clients are subject to comprehensive regulation and examination, including those activities specifically relating to the sale by or through them of mutual funds and other investment products. We are not presently aware of any facts which would lead us to believe that any of our bank clients are not in compliance with applicable federal and state laws, regulations and other requirements concerning the administration and distribution of bank managed mutual funds.

      Federal regulatory agencies have promulgated guidelines or other requirements which apply to depository institutions subject to their respective supervisory jurisdiction with respect to the sale of mutual funds and other non-FDIC insured investment products to retail customers. These requirements apply to, among other things, sales of investment products on bank premises by or through the use of third-party service providers. These requirements generally require banking institutions which contract to sell investment products through the use of third-party service providers to implement appropriate measures to ensure that such activities are being conducted in accordance with applicable bank and securities regulatory requirements (including the agencies' retail sales guidelines), and may in some instances impose certain "due diligence" obligations on regulated depository institutions with respect to the nature and the quality of services provided by such third-party service providers. Such regulatory requirements may increase the extent of oversight which federal regulatory agencies may require our bank clients to exercise over our activities.

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

      Certain of our operations are subject to regulation by the insurance departments of the states in which we distribute insurance products. Certain of our employees are required to be licensed as insurance producers in certain states.

      The Financial Services Modernization Act of 1999 and regulations promulgated thereunder also impose restrictions on financial institutions with respect to the use and disclosure of non-public consumer information. Some of our businesses may be covered entities under the Act and therefore subject to regulations governing privacy of non-public consumer information. In addition, as a service provider to financial institutions, we are required by our customers to safeguard non-public consumer information of their customers that comes into our possession.

      The recently adopted USA Patriot Act and regulations promulgated thereunder impose certain additional requirements on our clients and certain of our businesses to establish anti-money laundering programs. These programs are required to include processes for verifying the identities of customers, identifying suspicious transactions and reporting such transactions to the appropriate governmental agency, and checking certain customer names against published lists of terrorist organizations. Certain of these regulations are currently effective with the remainder expected to become effective in October 2002.

EMPLOYEES

      As of June 30, 2002, we employed approximately 4,800 employees. None of our employees are represented by a union and there have been no work stoppages, strikes or organization attempts. We believe that our relations with our employees are good.

      The service nature of our businesses makes our employees an important corporate asset. Most of our employees are not subject to employment agreements; however, a limited number of executives of our operating subsidiaries have such agreements that were entered into in connection with the acquisition of their businesses.

RISK FACTORS

OUR BUSINESS CAN BE SIGNIFICANTLY AFFECTED BY DIRECT AND INDIRECT GOVERNMENTAL REGULATION, WHICH REDUCES OUR FLEXIBILITY AND INCREASES THE COSTS OF DOING BUSINESS.

      Our business is affected by federal, state and foreign regulations. Our noncompliance with these regulations could result in the suspension or revocation of our licenses or registrations, including broker-dealer licenses and registrations, and insurance producer licenses and registrations. Regulatory authorities could also impose on us civil fines and criminal penalties for noncompliance.

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

      Banks and other depository institutions with whom we do business are also subject to extensive regulation at the federal and state levels under laws and regulations applicable to regulated financial institutions. They are also subject to extensive examination and oversight by federal and state regulatory agencies. Changes in the laws, rules and regulations affecting our client banks and financial institutions, and the examination of their activities by applicable regulatory agencies could adversely affect our results of operations.

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

OUR REVENUES AND EARNINGS ARE SUBJECT TO CHANGES IN THE SECURITIES MARKETS.

      A significant portion of our earnings are derived from fees based on the average daily market value of the assets we administer for our clients. Changes in interest rates or a substantial decline in the securities market could influence an investor's decision whether to invest or maintain an investment in a mutual fund. As a result, fluctuations could occur in the amount of assets which we administer. If investors were to seek alternatives to mutual fund investments, it could have a negative impact on our revenues by reducing the amount of assets we administer.

CONSOLIDATION IN THE BANKING AND FINANCIAL SERVICES INDUSTRY COULD ADVERSELY IMPACT OUR BUSINESS BY ELIMINATING THE NUMBER OF EXISTING AND POTENTIAL CLIENTS.

      There has been and continues to be merger, acquisition and consolidation activity in the banking and financial services industry. Mergers or consolidations of banks and financial institutions in the future could reduce the number of our clients or potential clients. A smaller market for our services could have a material adverse impact on our business and results of operations. Also, it is possible that the larger banks or financial institutions which result from mergers or consolidations could decide to perform some or all of the services themselves which we currently provide or could provide. If that were to occur, it could have a material adverse impact on our business and our results of operations.

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

      - dilution to existing stockholders from the issuance of our common stock to make or finance acquisitions; and

      -     incurrence of debt.

OUR SYSTEMS MAY BE SUBJECT TO INFILTRATION BY UNAUTHORIZED PERSONS.

      We maintain and process data on behalf of our clients, some of which is critical to the business operations of our clients. For example, our Information Services group maintains account information for our bank and insurance company clients we service, and our Investment Services group maintains transfer agency records and processes trades for our mutual fund clients. If our systems or facilities were infiltrated and damaged by unauthorized persons, our clients could experience data loss, financial loss and significant business interruption. If that were to occur, it could have a material adverse effect on our business, financial condition and results of operations.

WE FACE SIGNIFICANT COMPETITION FROM OTHER COMPANIES.

      Many of our competitors are well-established companies, and some of them have greater financial, technical and operating resources than we do. Competition in our business is based primarily upon:

      -     pricing;

      -     quality of products and services;

      -     breadth of products and services;

      -     new product development; and

      -     the ability to provide technological solutions.

WE DEPEND ON KEY MANAGEMENT PERSONNEL, MOST OF WHOM DO NOT HAVE LONG-TERM EMPLOYMENT AGREEMENTS.

      Our success depends upon the continued services of our key senior management personnel, including our executive officers and the senior managers of our businesses. None of our executive officers have employment agreements with us and substantially all of our other senior management personnel do not have employment agreements with us. The loss or unavailability of these individuals could have a material adverse effect on our business prospects.

WE DEPEND ON OUR ABILITY TO ATTRACT AND RETAIN SKILLED PERSONNEL.

      Our success depends on our ability to attract and retain highly skilled personnel in all areas of our business. We cannot assure that we will be able to attract and retain personnel on acceptable terms in the future. Our inability to attract and retain highly skilled personnel could have an adverse effect on our business prospects.

WE DO NOT INTEND TO PAY DIVIDENDS.

      We have never paid cash dividends to stockholders and do not anticipate paying cash dividends in the foreseeable future. In addition, our existing credit facility limits our ability to pay cash dividends.

OUR STOCK PRICE HAS BEEN AND IS LIKELY TO CONTINUE TO BE VOLATILE.

      The market price of our common stock has been volatile. From July 1, 2001 to September 26, 2002, the last sale price of our common stock ranged from a low of $16.00 per share to a high of $35.90 per share.

FUTURE SALES OF OUR COMMON STOCK MAY DEPRESS OUR STOCK PRICE.

      Sales of a substantial number of shares of our common stock in the public market, or the appearance that such shares are available for sale, could adversely affect the market price for our common stock. As of August 31, 2002, we had 119,327,155 shares of common stock outstanding. As of August 31, 2002, we also had options to purchase 13,887,026 shares of our common stock outstanding, and 8,109,780 shares of our common stock reserved for issuance pursuant to options available for issuance under our stock option plans and employee stock purchase plan, and 8,983,740 shares of our common stock reserved for issuance upon the conversion of our 4% Convertible Subordinated Notes due 2006.

ANTI-TAKEOVER EFFECTS OF CERTAIN BY-LAW PROVISIONS, DELAWARE LAW, AND OUR SHAREHOLDER RIGHTS PLAN COULD DISCOURAGE, DELAY OR PREVENT A CHANGE IN CONTROL.

      We have a shareholder rights plan. Under the plan, if a person or group were to acquire or announce the intention to acquire 15% or more of our outstanding shares of common stock, and in some cases 10%, each right would entitle the holder, other than the acquiring person or group, to purchase shares of our common stock at $175, the exercise price of the right, with a value of twice the exercise price. This plan could have the effect of discouraging, delaying or preventing persons from attempting to acquire us.

      In addition, the Delaware General Corporation Law, to which we are subject, prohibits, except under circumstances specified in the statute, a corporation from engaging in any mergers, significant sales of stock or assets, or business combinations with any stockholder or group of stockholders who own at least 15% of our common stock.

ITEM 2.  PROPERTIES.

       All of our principal properties are leased. We maintain offices throughout the United States and in the United Kingdom, Ireland, Guernsey, Luxembourg and Bermuda. Our principal data centers and operating centers are located in:

      -     Atlanta, Georgia (Insurance and Education Services);

      -     Lombard, Illinois (Information Services);

      -     Boston, Massachusetts (Investment Services);

      -     Brainerd, Minnesota (Investment Services);

      -     Cherry Hill, New Jersey (Information Services);

      -     New York, New York (Investment Services);

      -     Columbus, Ohio (Investment Services);


      -     Dresher, Pennsylvania (Investment Services);

      -     Harrisburg, Pennsylvania (Insurance and Education Services);

      -     Houston, Texas (Information Services);

      -     Salt Lake City, Utah (Insurance and Education Services);

      -     Hamilton, Bermuda (Investment Services);

      -     Guernsey, Channel Islands (Investment Services);

      -     Dublin, Ireland (Investment Services); and

      -     The Grand Duchy of Luxembourg (Investment Services).


Leases on our properties expire periodically during the next 15 years.

       We own or lease central processors and associated peripheral equipment used in our data processing operations and communications network, retirement services business and electronic banking business.

       We believe that our existing facilities and equipment, together with expansion in the ordinary course of business, are adequate for our present and foreseeable needs.

ITEM 3.  LEGAL PROCEEDINGS.

       We are involved in litigation arising in the ordinary course of business. We believe that we have adequate defenses and/or insurance coverage against claims arising in such litigation and that the outcome of these proceedings, individually or in the aggregate, will not have a material adverse effect upon our financial position, results of operations or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       No matter was submitted to a vote of our security holders during the fourth quarter of fiscal 2002.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

       Certain of the information required by this Item 5 is incorporated herein by reference to page 40 of our 2002 Annual Report under the heading "Market Price Information" and Note 5 to our consolidated financial statements included therein. We have not paid or declared any cash dividends during our most recent two fiscal years. Portions of the Annual Report incorporated by reference in this report are included in this report as Exhibit 13.


ITEM 6.  SELECTED FINANCIAL DATA.

       The information required by this Item 6 is incorporated herein by reference to page 19 of the Annual Report, included in this report as Exhibit 13.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

       The information required by this Item 7 is incorporated herein by reference to pages 20 through 23 of the Annual Report, included in this report as Exhibit 13.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

       We do not have material exposure to market risk from derivative or non-derivative financial instruments. We do not utilize such instruments to manage market risk exposures or for trading or speculative purposes. We do, however, invest available cash and cash equivalents in highly liquid financial instruments with original maturities of three months or less. As of June 30, 2002, we had approximately $78.4 million of cash and cash equivalents invested in highly-liquid debt instruments purchased with original maturities of three months or less, including $6.4 million of overnight repurchase agreements. We believe that potential near-term losses in future earnings, fair values and cash flows from reasonably possible near-term changes in the market rates for such instruments are not material to us.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

       The information required by this Item 8 is incorporated herein by reference to pages 24 through 39 of the Annual Report, included in this report as Exhibit 13.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

       Not applicable.

                                    PART III

       Pursuant to Instruction G(3) to Form 10-K, the information required by Items 10 through 13 of this report is incorporated by reference from our definitive proxy statement, which is expected to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our fiscal year.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

       (a)(1)  Financial Statements

       Our consolidated financial statements as of June 30, 2002 and 2001, and for each of the three years in the period ended June 30, 2002, together with the report of PricewaterhouseCoopers LLP dated July 26, 2002, are incorporated herein by reference to pages 24 through 39 of the Annual Report, included in this report as Exhibit 13.

       (a)(2)  Financial Statement Schedules

       All financial statement schedules are omitted for the reason that they are either not applicable or not required, or because the information required is contained in the consolidated financial statements or notes thereto.

        (a)(3)     Exhibits:

   3.1 Amended and Restated Certificate of Incorporation of The BISYS Group, Inc., as amended by Certificates of Amendment to Amended and Restated Certificate of Incorporation of The BISYS Group, Inc. (Incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2001.)

   3.2*     Amended and Restated By-Laws of The BISYS Group, Inc.

   4.1 Rights Agreement, dated as of May 8, 1997 (the "Rights Agreement"), by and between The BISYS Group, Inc. and The Bank of New York, as Rights Agent (including the form of Rights Certificate as Exhibit
            A). (Incorporated by reference to Exhibit 2.1 of Form 8-A filed on May 8, 1997 with the SEC.)

   4.2 Amendment to the Rights Agreement, dated as of August 15, 2002. (Incorporated by reference to Exhibit 4.2 of Form 8-A/A filed on September 26, 2002 with the SEC.)

   4.3 Indenture, dated as of March 13, 2001, between The BISYS Group, Inc. and Chase Manhattan Trust Company, National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated March 15, 2001, Commission File No. 0-19922.)

   10.1     Letter Agreement dated May 12, 1995 between the Registrant and Lynn
            J. Mangum. (Incorporated by reference to Exhibit 10.18 to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1995, Commission File No. 0-19922.)

   10.2* Amended and Restated Deferred Compensation Plan, dated as of June 14, 2002.

   10.3     Executive Life Insurance Plan (Incorporated by reference to Exhibit
            10.3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1998, Commission File No. 0-19922.)

   10.4 The BISYS Group, Inc. Executive Officer Annual Incentive Plan. (Incorporated by reference to Exhibit C to Registrant's proxy statement for its 1999 annual meeting of stockholders, Commission File No. 0-19922.)

   10.5 The BISYS Group, Inc. 1999 Equity Participation Plan. (Incorporated by reference to Exhibit B to Registrant's proxy statement for its 1999 annual meeting of stockholders, Commission File No. 0-19922.)

   10.6     BISYS 401(k) Savings Plan. (Incorporated by reference to Exhibit
            10.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1999, Commission File No. 0-19922.)

   10.7 The BISYS Group, Inc. Non-Employee Directors' Stock Option Plan, as amended (Incorporated by reference to Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1998, Commission File No. 0-19922.)

   10.8 Executive Loan Agreement (Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, Commission File No. 0-19922.)

   10.9 Credit Agreement (the "Credit Agreement") by and among The BISYS Group, Inc., the Lenders party thereto, The Chase Manhattan Bank, The First National Bank of Chicago, First Union National Bank and Fleet Bank, National Association, as co-Agents, and The Bank of New York, as Administrative Agent, with BNY Capital Markets, Inc., as Arranger, dated as of June 30, 1999, without exhibits. (Incorporated by reference to Exhibit 10.17 to the Registrant's

            Annual Report on Form 10-K for the fiscal year ended June 30, 1999, Commission File No. 0-19922.)

   10.10 Amendment No. 1 to the Credit Agreement, dated as of September 28, 2000 (Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, Commission File No. 0-19922.)

   10.11*   Amendment No. 2 to the Credit Agreement, dated as of September 24,
            2002.

   13*      Pages 19 - 40 of the Registrant's 2002 Annual Report to
            Shareholders.

   21*      List of significant subsidiaries of The BISYS Group, Inc.

   23*      Consent of PricewaterhouseCoopers LLP.

*    Filed herewith.

       (b)  Reports on Form 8-K

             None.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           The BISYS Group, Inc.


Date:  September 27, 2002                  By:     /s/ Andrew C. Corbin
                                                  -----------------------
                                                  Andrew C. Corbin
                                                  Executive Vice President and
                                                  Chief Financial Officer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 27th day of September, 2002.

       Signature                              Title

       /s/ Lynn J. Mangum              Director, Chairman of the Board, and Chief
-----------------------------------    Executive Officer (Principal Executive Officer)
           (Lynn J. Mangum)

       /s/ Andrew C. Corbin            Executive Vice President and Chief Financial Officer
-----------------------------------    (Principal Financial and Accounting Officer)
           (Andrew C. Corbin)

       /s/ Denis A. Bovin              Director
-----------------------------------
           (Denis A. Bovin)

       /s/ Robert J. Casale            Director
-----------------------------------
           (Robert J. Casale)

       /s/ Thomas A. Cooper            Director
-----------------------------------
           (Thomas A. Cooper)

       /s/ Jay W. DeDapper             Director
-----------------------------------
           (Jay W. DeDapper)

       /s/ John J. Lyons               Director
-----------------------------------
           (John J. Lyons)

       /s/ Thomas E. McInerney         Director
-----------------------------------
           (Thomas E. McInerney)

       /s/ Joseph J. Melone            Director
-----------------------------------
           (Joseph J. Melone)

                                 CERTIFICATIONS

I, Lynn J. Mangum, certify that:

   1. I have reviewed this annual report on Form 10-K of The BISYS Group, Inc.;

   2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

   3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

   Date:  September 27, 2002



                                       /s/ Lynn J. Mangum
                                      ----------------------------
                                       Lynn J. Mangum
                                       Chief Executive Officer

I, Andrew C. Corbin, certify that:

 1. I have reviewed this annual report on Form 10-K of The BISYS Group, Inc.;

 2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

 3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

   Date:  September 27, 2002



                                       /s/ Andrew C. Corbin
                                      -------------------------
                                       Andrew C. Corbin
                                       Executive Vice President and
                                         Chief Financial Officer

                        INDEX TO EXHIBITS FILED HEREWITH


EXHIBIT NO.  DESCRIPTION
-----------  -----------

3.2          Amended and Restated By-Laws of The BISYS Group, Inc.

10.2         Amended and Restated Deferred Compensation Plan, dated as of June 14,
             2002.

10.11        Amendment No. 2 to the Credit Agreement, dated as of September 24,
             2002.

13           Pages 19 - 40 of the Registrant's 2002 Annual Report to Shareholders.

21           List of significant subsidiaries of The BISYS Group, Inc.

23           Consent of PricewaterhouseCoopers LLP.