Form 10-Q
period 2002-09-30
BISYS GROUP INC
filed 2002-11-15
CIK 883587

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)


[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)


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

AS OF OCTOBER 31, 2002, THERE WERE 120,279,571 SHARES OF COMMON STOCK, PAR VALUE $0.02 PER SHARE, OF THE REGISTRANT OUTSTANDING.


                        This document contains 19 pages.

================================================================================

                              THE BISYS GROUP, INC.

                               INDEX TO FORM 10-Q



PART I.  FINANCIAL INFORMATION                                              PAGE

         Item 1.  Financial Statements

                    Condensed Consolidated Balance Sheet as of
                      September 30, 2002 and June 30, 2002                     3

                    Condensed Consolidated Statement of Operations for the
                      three months ended September 30, 2002 and 2001           4

                    Condensed Consolidated Statement of Cash Flows for the
                      three months ended September 30, 2002 and 2001           5

                    Notes to Condensed Consolidated Financial Statements       6

         Item 2.  Management's Discussion and Analysis of Results of
                    Operations and Financial Condition                        11

         Item 4.  Controls and Procedures                                     15


PART II.  OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K                            16


SIGNATURES                                                                    17

CERTIFICATIONS                                                                18

                                     PART I

                          ITEM 1. FINANCIAL STATEMENTS

                     THE BISYS GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                    September 30,   June 30,
                                                        2002          2002
                                                    --------------------------
ASSETS
Current assets:
   Cash and cash equivalents                         $    68,633   $    78,371
   Accounts receivable, net                              204,940       196,997
   Deferred tax asset                                      9,466         9,466
   Other current assets                                   35,485        35,401
                                                     -----------   -----------
     Total current assets                                318,524       320,235
   Property and equipment, net                           100,531        94,711
   Goodwill                                              632,255       623,250
   Intangible assets, net                                163,341       159,391
   Other assets                                           41,932        48,564
                                                     -----------   -----------
     Total assets                                    $ 1,256,583   $ 1,246,151
                                                     ===========   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Short-term borrowings                             $   129,000   $    93,000
   Accounts payable                                       17,728        16,492
   Other current liabilities                             112,672       125,012
                                                     -----------   -----------
     Total current liabilities                           259,400       234,504
   Long-term debt                                        300,000       300,000
   Deferred tax liability                                 17,081        16,670
   Other liabilities                                       3,243        12,359
                                                     -----------   -----------
     Total liabilities                                   579,724       563,533
                                                     -----------   -----------
Stockholders' equity:
   Common stock, $0.02 par value, 320,000,000 shares
     authorized, 120,274,571 and 119,880,003 shares
     issued, respectively                                  2,405         2,398
   Additional paid-in capital                            377,396       370,854
   Retained earnings                                     336,041       320,790
   Notes receivable from stockholders                    (10,776)      (10,776)
   Treasury stock at cost, 1,104,000 shares              (27,705)         -
   Employee benefit trust, 346,000 shares                 (5,705)         -
   Deferred compensation                                   5,782          -
   Accumulated other comprehensive income (loss)            (579)         (648)
                                                     -----------   -----------
     Total stockholders' equity                          676,859       682,618
                                                     -----------   -----------
     Total liabilities and stockholders' equity      $ 1,256,583   $ 1,246,151
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

                     THE BISYS GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                          Three Months Ended
                                                            September 30,
                                                      --------------------------
                                                        2002              2001
                                                      --------          --------

Revenues                                              $227,344          $196,531
                                                      --------          --------
Operating costs and expenses:
   Service and operating                               135,549           113,348
   Selling, general and
      administrative                                    44,586            40,568
   Amortization of intangible assets                     4,272             2,896
   Restructuring charges                                12,079             6,475
                                                      --------          --------
                                                       196,486           163,287
                                                      --------          --------
Operating earnings                                      30,858            33,244
Interest expense, net                                    4,012             2,315
                                                      --------          --------
Income before income taxes                              26,846            30,929
Income taxes                                            10,067            11,986
                                                      --------          --------
Net income                                            $ 16,779          $ 18,943
                                                      ========          ========
Basic earnings per share                              $   0.14          $   0.16
                                                      ========          ========
Diluted earnings per share                            $   0.14          $   0.15
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

                     THE BISYS GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                           Three Months Ended
                                                              September 30,
                                                         ----------------------
                                                           2002         2001
                                                         --------     ---------

Cash flows from operating activities:
Net income                                               $ 16,779     $  18,943
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Restructuring charge                                   12,079         6,475
    Depreciation and amortization                          11,922         9,411
    Deferred income tax provision                            --             198
    Change in operating assets and liabilities,
      net of effects from acquisitions                    (23,976)      (26,835)
                                                         --------     ---------
Net cash provided by operating activities                  16,804         8,192
                                                         --------     ---------
Cash flows from investing activities:
    Acquisitions of businesses, net of cash acquired       (9,961)       (4,586)
    Proceeds from dispositions, net of expenses paid         -             (521)
    Capital expenditures                                  (13,901)       (8,389)
    Change in other investments                              (906)         (855)
    Purchase of intangible assets                          (7,255)         -
                                                         --------     ---------
Net cash used in investing activities                     (32,023)      (14,351)
                                                         --------     ---------
Cash flows from financing activities:
    Repayment of debt                                        -             (578)
    Proceeds from short-term borrowings                    81,000          -
    Repayment of short-term borrowings                    (45,000)         -
    Proceeds from exercise of stock options                 2,891         2,924
    Repurchases of common stock                           (33,410)         -
                                                         --------     ---------
Net cash provided by financing activities                   5,481         2,346
                                                         --------     ---------
Net decrease in cash and cash equivalents                  (9,738)       (3,813)
Cash and cash equivalents at beginning of period           78,371       159,399
                                                         --------     ---------
Cash and cash equivalents at end of period               $ 68,633     $ 155,586
                                                         ========     =========


               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                     THE BISYS GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.  THE COMPANY

    The BISYS Group, Inc. and subsidiaries (the "Company") is a leading national provider of business process outsourcing solutions for the financial services sector.

    The condensed consolidated financial statements include the accounts of The BISYS Group, Inc. and its subsidiaries and have been prepared consistent with the accounting policies reflected in the 2002 Annual Report on Form 10-K filed with the Securities and Exchange Commission and should be read in conjunction therewith. The condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary to fairly state this information.


2.  USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The most significant estimates are related to the allowance for doubtful accounts, goodwill and intangible assets, restructuring charges, income taxes, and contingencies.

    The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates in the near term.

3.  ACCUMULATED OTHER COMPREHENSIVE INCOME

    The components of comprehensive income are as follows (in thousands):

                                                        Three Months Ended
                                                           September 30,
                                                      ----------------------
                                                       2002            2001
                                                      -------        -------

    Net income                                        $16,779        $18,943
    Foreign currency translation adjustment                69            120
                                                      -------        -------
      Total comprehensive income                      $16,848        $19,063
                                                      =======        =======

4.  EARNINGS PER SHARE

    On January 24, 2002, the Board of Directors of the Company approved a two-for-one stock split effected in the form of a dividend, payable to shareholders of record as of February 8, 2002. Accordingly, all historical weighted average share and per share amounts have been restated to reflect the stock split.

    Basic and diluted EPS computations for the three months ended September 30, 2002 and 2001 are as follows (in thousands, except per share amounts):

                                                      Three Months Ended
                                                         September 30,
                                                    ------------------------
                                                      2002            2001
                                                    --------        --------

    BASIC EPS
    ---------

    Net income                                      $ 16,779        $ 18,943
                                                    ========        ========
    Weighted average common shares
    outstanding                                      119,535         117,328
                                                    ========        ========
    Basic earnings per share                        $   0.14        $   0.16
                                                    ========        ========
    DILUTED EPS
    -----------

    Net income                                      $ 16,779        $ 18,943
                                                    ========        ========
    Weighted average common shares
    outstanding                                      119,535         117,328

    Assumed conversion of common shares
    issuable under stock option plans                  3,112           5,549
                                                    --------        --------
    Weighted average common and common
    equivalent shares outstanding                    122,647         122,877
                                                    ========        ========
    Diluted earnings per share                      $   0.14        $   0.15
                                                    ========        ========


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

    Certain stock options were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of common shares during the period, as follows (in thousands, except per share amounts):

                                                      Three Months Ended
                                                         September 30,
                                             -----------------------------------
                                                      2002               2001
                                             ----------------   ----------------

    Number of options excluded                      5,704            1,906

    Option price per share                   $25.15 to $35.30   $27.93 to $30.50

    Average market price of common shares          $24.45           $27.82
    for the period

5.  RESTRUCTURING CHARGES

    During the first quarter of fiscal 2003, the Company recorded a pre-tax restructuring charge of $12.1 million in connection with the integration, consolidation and relocation of certain business operations. The restructuring and integration activities are primarily due to acquisitions consummated by the Company in fiscal 2002 and the downsizing of certain areas in the investment, insurance, education and check imaging businesses. The restructuring charge includes a provision of $7.2 million for severance-related costs for approximately 300 employees and $4.9 million for facility closure and related costs.

    A summary of the restructuring charge activity for the three months ended September 30, 2002 is as follows (in thousands):

                                            Compensation-  Facilities-
                                              Related        Related     Total
                                            -------------  ------------  -----

    Establishment of initial restructuring    $7,161         $4,918      $12,079
       charge accrual

    Amounts paid or charged against the
       accrual                                 2,888            841        3,729
                                              ------         ------      -------

      Balance at September 30, 2002           $4,273         $4,077      $ 8,350
                                              ======         ======      =======


    It is anticipated that all severance-related amounts and a substantial portion of the facility-related amounts will be expended by the end of the current fiscal year.


6.  INTANGIBLE ASSETS AND GOODWILL

    INTANGIBLE ASSETS

    At September 30, 2002, acquired intangible assets were comprised of the following (in thousands):

                                Gross Carrying     Accumulated      Net Book
                                    Amount         Amortization      Value
                                --------------     ------------     ---------

    Customer related               $137,616          $(22,654)       $114,962
    Noncompete Agreements            39,484            (8,425)         31,059
    Other                            22,070            (4,750)         17,320
                                   --------          --------        --------
      Total                        $199,170          $(35,829)       $163,341
                                   ========          ========        ========


    All of the Company's acquired intangible assets are subject to amortization. Amortization expense for acquired intangible assets was $4.3 million for the three months ended September 30, 2002. Estimated amortization expense for the current fiscal year and the succeeding four years is as follows:


    Fiscal Year Ended
        June 30,                Amount
    -----------------          --------

          2003                 $ 17,300
          2004                   17,400
          2005                   16,600
          2006                   15,500
          2007                   14,100

    GOODWILL

    The changes in the carrying amount of goodwill by business segment for the three months ended September 30, 2002 are as follows (in thousands):

                                                Investment         Insurance and           Information
                                                 Services        Education Services         Services               Total
                                                ----------       ------------------        ------------            -----

    Balance, July 1, 2002                        $311,802              $276,058              $35,390              $623,250
    Additions                                         567                 8,438                 -                    9,005
                                                 --------              --------              -------              --------

    Balance, September 30, 2002                  $312,369              $284,496              $35,390              $632,255
                                                 ========              ========              =======              ========

7.  BUSINESS COMBINATIONS

    On September 24, 2002, the Company acquired First Northern Financial Resources, Inc. in a cash for equity transaction. First Northern is a Minnesota-based insurance brokerage firm specializing in the wholesale distribution of traditional life insurance and annuities. Pro forma information has not been presented due to a lack of materiality.


8. SEGMENT INFORMATION

    The following table sets forth operating revenue and operating income by business segment and for corporate operations for the three months ended September 30, 2002 and 2001. Restructuring charges are excluded from the operating results of the segment for a better understanding of the underlying performance of each segment.

                                                      (in thousands)
                                                    Three Months Ended
                                                       September 30,
                                                 --------------------------
                                                   2002               2001
                                                 ---------        ---------

    Operating revenue:
    Investment Services                          $ 120,944        $ 104,916
    Insurance and Education Services                55,699           45,346
    Information Services                            50,701           46,269
                                                 ---------        ---------
    Total operating revenue                      $ 227,344        $ 196,531
                                                 =========        =========

    Operating income (loss):
    Investment Services                          $  16,084        $  16,153
    Insurance and Education Services                19,669           17,350
    Information Services                            12,405           11,339
    Corporate                                       (5,221)          (5,123)
                                                 ---------        ---------
       Total operating income                    $  42,937        $  39,719
                                                 =========        =========


9.  DEFERRED COMPENSATION

    The Company has a deferred compensation plan (the "Plan") whereby certain compensation earned by a participant can be deferred and placed in an employee benefit trust, also known as a "rabbi trust." Under the Plan, the participant may choose from several investment designations, including shares of common stock of the Company. During the first quarter of fiscal 2003, the Company amended the Plan to make all participant deferrals that are designated in common stock of the Company irrevocable and to require that all future distributions of such designations be settled in shares of Company common stock. Accordingly, the Company has applied the provisions of Emerging Issues Task Force (EITF) 97-14, "Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust and Invested." The EITF requires that employer stock held by the rabbi trust be classified as equity similar to the manner in which treasury stock is accounted for. Additionally, the EITF requires that the portion of the deferred compensation obligation that is required to be settled by the delivery of shares of employer stock be classified in equity. At September 30, 2002, 346,000 shares, valued at $5.7 million, were held by the employee benefit trust and presented in the accompanying consolidated balance sheet as a contra-equity account. Additionally, $5.8 million has been reclassified from other liabilities to equity in the accompanying consolidated balance sheet and represents the deferred compensation obligation under the Plan that is designated in shares of Company common stock. Under the EITF, subsequent changes in the fair value of both the employer stock held in the rabbi trust and the deferred compensation obligation, representing amounts designated in shares of Company common stock, are not recognized.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The Company provides outsourcing solutions to and through financial organizations. The following table presents the percentage of revenues represented by each item in the Company's condensed consolidated statement of operations for the periods indicated:

                                                           Three Months Ended
                                                              September 30,
                                                          --------------------
                                                           2002          2001
                                                          ------        ------

    Revenues                                              100.0%        100.0%
                                                          ------        ------
    Operating costs and expenses:
       Service and operating                               59.6          57.7
       Selling, general and administrative                 19.6          20.6
       Amortization of intangible assets                    1.9           1.5
       Restructuring charges                                5.3           3.3
                                                          ------        ------
                                                           86.4          83.1
                                                          ------        ------
    Operating earnings                                     13.6          16.9
    Interest expense, net                                   1.8           1.2
                                                          ------        ------
    Income before income taxes                             11.8          15.7
    Income taxes                                            4.4           6.1
                                                          ------        ------
    Net income                                              7.4%          9.6%
                                                          =====         =====


COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2002 WITH THE THREE MONTHS ENDED SEPTEMBER 30, 2001.

    Revenues increased 15.7% from $196.5 million for the three months ended September 30, 2001 to $227.3 million for the three months ended September 30, 2002. This growth was derived from sales to new clients, existing client growth, cross sales to existing clients and revenues from acquired businesses, partially offset by lost business. Internal revenue growth approximated 7% for the three months ended September 30, 2002.

    Service and operating expenses increased 19.6% from $113.3 million for the three months ended September 30, 2001 to $135.5 million for the three months ended September 30, 2002 and increased as a percentage of revenues from 57.7% to 59.6%. The dollar increase resulted from additional costs associated with greater revenues.

    Selling, general and administrative expenses increased 9.9% from $40.6 million during the three months ended September 30, 2001 to $44.6 million for the three months ended September 30, 2002 and decreased as a percentage of revenues from 20.6% to 19.6%. The dollar increase resulted from additional costs associated with greater revenues.

    Amortization of intangible assets increased $1.4 million for the three months ended September 30, 2002 over the same period last year due to a higher level of intangible assets associated with recently acquired businesses.

    Interest expense increased $1.7 million for the three months ended September 30, 2002 over the same period last year primarily due to the interest costs associated with a higher level of outstanding borrowings under the Company's revolving credit facility.

    The income tax provision of $10.1 million for the three months ended September 30, 2002 decreased from $12.0 million for the three months ended September 30, 2001 due to lower taxable income and a lower effective tax rate. The provision represents an effective tax rate of 37.5% and 38.8% for the periods ended September 30, 2002 and 2001, respectively. The reduced effective tax rate is attributable to the impact of lower tax rates in foreign tax jurisdictions for recently acquired businesses.

    Operating results, before amortization of intangibles and restructuring charges, resulted in margins of 20.8% and 21.7% for the three months ended September 30, 2002 and 2001, respectively. The margin decline was generally due to the overall economic downturn that adversely impacted the Company's Investment Services and Education Services businesses.

    The Company recorded pre-tax restructuring charges of $12.1 million and $6.5 million during the three months ended September 30, 2002 and 2001, respectively. The restructuring charges relate to the integration, consolidation and relocation of certain business operations, primarily as a result of acquisition activity and the downsizing of certain areas in the investment, insurance, education, and check imaging businesses in fiscal 2003. The restructuring charge in the fiscal first quarter of 2003 includes a provision of $7.2 million for severance-related costs for approximately 300 employees and $4.9 million for facility closure and related costs. At September 30, 2002, the remaining accrual amounts to $8.4 million and it is anticipated that all severance-related amounts and a substantial portion of the facility-related amounts will be expended by the end of the current fiscal year.


LIQUIDITY AND CAPITAL RESOURCES

    At September 30, 2002, the Company had cash and cash equivalents of $68.6 million and working capital of $59.1 million. At September 30, 2002, the Company had outstanding borrowings of $129.0 million against its $300 million revolving credit facility. The credit facility bears interest at LIBOR plus a margin of 0.65%, resulting in a weighted average interest rate of 2.49% on all outstanding borrowings under the facility at September 30, 2002.

    At September 30, 2002, the Company had $2.3 million outstanding in letters of credit and $300.0 million of outstanding 4% convertible subordinated notes due March 2006.

    Accounts receivable represented 83 and 75 days sales outstanding (DSO) at September 30, 2002 and June 30, 2002, respectively, based on quarterly revenues. The increase in DSO is primarily due to a higher DSO associated with commission receivables in the Insurance Services division due to the timing of certain commission-related payments from insurance carriers. Additionally, due to Insurance Services' faster growth, its receivables represent a greater percentage of outstanding receivables at September 30, 2002 compared to June 30, 2002.

    For the three months ended September 30, 2002, operating activities provided cash of $16.8 million. Investing activities used cash of $32.0 million, primarily for acquisition-related payments of $10.0 million, capital expenditures of $13.9 million, and purchases of intangibles of $7.3 million. Financing activities provided cash of $5.5 million comprised of net proceeds from short-term borrowings of $36.0 million and net proceeds from the exercise of stock options of $2.9 million, offset by repurchases of common stock of $33.4 million.

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

    At its August 15, 2002 meeting, the Board of Directors authorized a new stock buy-back program of up to $100 million to supersede and replace the current program effective upon completion of an amendment to the Company's revolving credit facility modifying certain stock buy-back provisions. The amendment to the credit facility became effective on September 24, 2002. Through that date, the Company had purchased a total of approximately 4.25 million shares of its common stock under the prior stock buy-back program for $70.4 million. Between September 24, 2002 and September 30, 2002, the Company purchased an additional 0.3 million shares for $4.8 million under the new stock buy-back program.


SEGMENT INFORMATION

    The following table sets forth operating revenue and operating income by business segment and for corporate operations for the three months ended September 30, 2002 and 2001. Restructuring charges are excluded from the operating results of the segment for a better understanding of the underlying performance of each segment.

                                                       (in thousands)
                                                     Three Months Ended
                                                        September 30,
                                                  -------------------------
                                                    2002            2001
                                                  ---------       ---------
    Operating revenue:
       Investment Services                        $ 120,944       $ 104,916
       Insurance and Education Services              55,699          45,346
       Information Services                          50,701          46,269
                                                  ---------       ---------
         Total operating revenue                  $ 227,344       $ 196,531
                                                  =========       =========
    Operating income (loss):
       Investment Services                        $  16,084       $  16,153
       Insurance and Education Services              19,669          17,350
       Information Services                          12,405          11,339
       Corporate                                     (5,221)         (5,123)
                                                  ---------       ---------
         Total operating income                   $  42,937       $  39,719
                                                  =========       =========

    Internal revenue growth for Investment Services, Insurance and Education Services, and Information Services approximated 4%, 10%, and 10%, respectively, during the three months ended September 30, 2002 over the same period last year. The Company seeks to achieve an overall internal growth rate of 10% to 15% annually. A substantial portion of the Company's revenues are recurring in nature and are derived from long-term customer contracts with terms that generally average from three to five years. The Company believes the contractual nature of its business and its historical contract renewal experience provide a high level of stability and predictability to the amount and timing of its recurring revenue stream.

    Revenue in the Investment Services business segment increased $16.0 million, or 15.3%, during the three months ended September 30, 2002, over the same period last year. The revenue increase was due to recent acquisitions and internal growth. Operating income in the Investment Services business segment decreased $0.07 million, or 0.4%, during the fiscal first quarter, resulting in operating margins of 13.3% and 15.4% for the three months ended September 30, 2002 and 2001, respectively. The margin primarily decreased due to the adverse impact that the overall market decline had on revenue derived from equity-based funds under administration in the Fund Services division.

    Revenue in the Insurance and Education Services business segment increased $10.4 million, or 22.8%, during the three months ended September 30, 2002, over the same period last year. The revenue increase was due to acquisitions and internal growth. Operating income in the Insurance and Education Services business segment increased $2.3 million, or 13.4%, during the fiscal first quarter, resulting in operating margins of 35.3% and 38.3% for the three months ended September 30, 2002 and 2001, respectively. Margins decreased in the fiscal first quarter primarily due to the decline in sales of high-end products in the Insurance Services division and the adverse impact of the overall market downturn on sales in the Education Services division.

    Revenue in the Information Services business segment increased $4.4 million, or 9.6%, during the three months ended September 30, 2002, over the same period last year. The revenue increase was due to sales to new clients, existing client growth, and cross sales to existing clients. Operating income in the Information Services business segment increased $1.1 million, or 9.4%, during the fiscal first quarter, resulting in operating margins of 24.5% for the three months ended September 30, 2002 and 2001.

    Corporate operations represent charges for the Company's human resources, legal, accounting and finance functions, and various other unallocated overhead charges.


FORWARD-LOOKING STATEMENTS

    This Management's Discussion and Analysis of Results of Operations and Financial Condition and other sections of this report contain forward-looking statements that are based on management's current expectations, estimates, forecasts and assumptions concerning future events. In addition, other written or oral statements that constitute forward-looking statements may be made by or on behalf of management. These statements are subject to numerous known and unknown risks, uncertainties and assumptions that could cause actual events or results to differ materially from those projected. Words such as "believes," "anticipates,"

    "intends," "estimates, "projects," "plans," "targets," and variations of such words and similar expressions are intended to identify such forward-looking statements. Except as required under the federal securities laws and the rules and regulations of the Securities and Exchange Commission
    (SEC), the Company does not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, changes in assumptions or otherwise. Although the Company believes that its plans, intentions, and expectations reflected in or suggested by the forward-looking statements made in this report are reasonable, there can be no assurance that such plans, intentions or expectations will be achieved.

    The risks, uncertainties and assumptions include: achieving planned revenue growth in each of the Company's business units; renewal of material contracts in the Company's business units consistent with past experience; successful and timely integration of significant businesses acquired by the Company and realization of anticipated synergies; increasing price, products, and services competition by U.S. and non-U.S. competitors, including new entrants; changes in U.S. and non-U.S. governmental regulations; the timely implementation of the Company's restructuring program and financial plans; general U.S. and non-U.S. economic and political conditions, including the global economic slowdown and interest rate and currency exchange rate fluctuation; continuing development and maintenance of appropriate business continuity plans for the Company's processing systems; absence of consolidation among client financial institutions or other client groups; attracting and retaining qualified key employees; no material breech of security of any of the Company's systems; control of costs and expenses; continued availability of financing, and financial resources on the terms required to support the Company's future business endeavors; the mix of products and services; compliance with the covenants and restrictions of the Company's bank credit facility and convertible subordinated notes indenture; and the outcome of pending and future litigation and governmental or regulatory proceedings.

    These are representative of the risks, uncertainties and assumptions that could affect the outcome of the forward-looking statements. In addition, such statements could be affected by general industry and market conditions and growth rates and other future events.

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports, filed pursuant to the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

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

                                      THE BISYS GROUP, INC.



Date: November 14, 2002               By:  /s/ Andrew C. Corbin
      -----------------                    ----------------------------------
                                           Andrew C. Corbin
                                           Executive Vice President and Chief
                                           Financial Officer
                                           (Duly Authorized Officer)

                                 CERTIFICATIONS


I, Lynn J. Mangum, certify that:

1. I have reviewed this quarterly report on Form 10-Q of The BISYS Group, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
   c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002
                                            /s/ Lynn J. Mangum
                                            ------------------------------------
                                            Lynn J. Mangum
                                            Chairman and Chief Executive Officer

                                 CERTIFICATIONS

I, Andrew C. Corbin, certify that:

1. I have reviewed this quarterly report on Form 10-Q of The BISYS Group, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
   c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002
                                                    /s/ Andrew C. Corbin
                                                    ---------------------------
                                                    Andrew C. Corbin
                                                    Executive Vice President
                                                    and Chief Financial Officer