Form 10-Q
period 2002-12-31
BISYS GROUP INC
filed 2003-02-14
CIK 883587

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)


[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2002

OR
[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM            TO
                                           ----------    -----------

                         COMMISSION FILE NUMBER: 0-19922

                              THE BISYS GROUP, INC.

             (Exact name of registrant as specified in its charter)

                DELAWARE                               13-3532663
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

AS OF JANUARY 31, 2003, THERE WERE 119,717,723 SHARES OF COMMON STOCK, PAR VALUE $0.02 PER SHARE, OF THE REGISTRANT OUTSTANDING.



                        This document contains 25 pages.

================================================================================

                              THE BISYS GROUP, INC.

                               INDEX TO FORM 10-Q



PART I.  FINANCIAL INFORMATION                                                                   PAGE

         Item 1.  Financial Statements

                   Condensed Consolidated Balance Sheet as of December 31, 2002
                     and June 30, 2002                                                            3

                   Condensed Consolidated Statement of Operations for the three and six
                     months ended December 31, 2002 and 2001                                      4

                   Condensed Consolidated Statement of Cash Flows for the six months
                     ended December 31, 2002 and 2001                                             5

                   Notes to Condensed Consolidated Financial Statements                           6

         Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                          11

         Item 4.  Controls and Procedures                                                        16

PART II.  OTHER INFORMATION

         Item 4.  Submission of Matters to a Vote of Security Holders                            17

         Item 6.  Exhibits and Reports on Form 8-K                                               17


SIGNATURES                                                                                       18

CERTIFICATIONS                                                                                   19

EXHIBIT INDEX                                                                                    21

                                     PART I

                          ITEM 1. FINANCIAL STATEMENTS

                     THE BISYS GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                              December 31,           June 30,
                                                                  2002                 2002
                                                              -----------           -----------
ASSETS

Current assets:
   Cash and cash equivalents                                  $    80,580           $    78,371
   Accounts receivable, net                                       208,274               196,997
   Deferred tax asset                                              11,670                 9,466
   Other current assets                                            36,454                35,401
                                                              -----------           -----------
     Total current assets                                         336,978               320,235
   Property and equipment, net                                    104,823                94,711
   Goodwill                                                       662,266               623,250
   Intangible assets, net                                         164,948               159,391
   Other assets                                                    43,318                48,564
                                                              -----------           -----------
     Total assets                                             $ 1,312,333           $ 1,246,151
                                                              ===========           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Short-term borrowings                                      $   143,000           $    93,000
   Accounts payable                                                20,286                16,492
   Other current liabilities                                      116,620               125,012
                                                              -----------           -----------
     Total current liabilities                                    279,906               234,504
   Long-term debt                                                 300,000               300,000
   Deferred tax liability                                          21,154                16,670
   Other liabilities                                                3,630                12,359
                                                              -----------           -----------
     Total liabilities                                            604,690               563,533
                                                              -----------           -----------

Stockholders' equity:
   Common stock, $0.02 par value, 320,000,000 shares
     authorized, 120,274,571 and
     119,880,003 shares issued, respectively                        2,405                 2,398
   Additional paid-in capital                                     377,882               370,854
   Retained earnings                                              361,616               320,790
    Notes receivable from stockholders                            (10,776)              (10,776)
    Treasury stock at cost, 947,780 shares                        (23,108)                   --
    Employee benefit trust, 346,000 shares                         (5,705)                   --
    Deferred compensation                                           5,782                    --
   Accumulated other comprehensive loss                              (453)                 (648)
                                                              -----------           -----------
     Total stockholders' equity                                   707,643               682,618
                                                              -----------           -----------
     Total liabilities and stockholders' equity               $ 1,312,333           $ 1,246,151
                                                              ===========           ===========

         The accompanying notes are an integral part of the condensed consolidated financial statements.

                     THE BISYS GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                          Three Months Ended         Six Months Ended
                                              December 31,              December 31,
                                         ---------------------     ---------------------
                                           2002         2001         2002         2001
                                         --------     --------     --------     --------
Revenues                                 $233,112     $209,908     $460,456     $406,439
                                         --------     --------     --------     --------
Operating costs and expenses:
   Service and operating                  136,126      120,698      271,675      234,046
   Selling, general and                    42,593       40,075       87,179       80,643
     administrative
   Amortization of intangible assets        4,393        3,090        8,665        5,986
   Restructuring charges                       --           --       12,079        6,475
                                         --------     --------     --------     --------
Total operating costs and expenses       $183,112     $163,863     $379,598     $327,150
                                         --------     --------     --------     --------

Operating earnings                         50,000       46,045       80,858       79,289
Interest expense, net                       4,033        2,887        8,045        5,202
                                         --------     --------     --------     --------
Income before income taxes                 45,967       43,158       72,813       74,087
Income taxes                               17,238       16,723       27,305       28,709
                                         --------     --------     --------     --------
Net income                               $ 28,729     $ 26,435     $ 45,508     $ 45,378
                                         ========     ========     ========     ========

Basic earnings per share                 $   0.24     $   0.22     $   0.38     $   0.39
                                         ========     ========     ========     ========

Diluted earnings per share               $   0.24     $   0.22     $   0.37     $   0.37
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

                     THE BISYS GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                       Six Months Ended
                                                                         December 31,
                                                                  ------------------------
                                                                     2002           2001
                                                                  ---------      ---------

Cash flows from operating activities:
Net income                                                        $  45,508      $  45,378
Adjustments to reconcile net income to net cash provided by
 operating activities:
   Restructuring charge                                              12,079          6,475
   Depreciation and amortization                                     23,581         19,223
   Deferred income tax provision                                      2,272          5,384
   Change in operating assets and liabilities, net of effects
     from acquisitions                                              (21,218)       (26,296)
                                                                  ---------      ---------
Net cash provided by operating activities                            62,222         50,164
                                                                  ---------      ---------

Cash flows from investing activities:
   Acquisitions of businesses, net of cash acquired                 (46,286)       (30,813)
   Proceeds from dispositions, net of expenses paid                      --           (521)
   Capital expenditures                                             (25,178)       (13,381)
   Change in other investments                                       (1,516)        (1,853)
   Purchase of intangible assets                                     (7,715)        (6,139)
                                                                  ---------      ---------
Net cash used in investing activities                               (80,695)       (52,707)
                                                                  ---------      ---------

Cash flows from financing activities:
   Repayment of debt                                                     --           (578)
   Proceeds from short-term borrowings                              149,000             --
   Repayment of short-term borrowings                               (99,000)            --
   Proceeds from exercise of stock options                            4,334          2,675
   Repurchases of common stock                                      (33,410)        (2,684)
   Other                                                               (242)            --
                                                                  ---------      ---------
Net cash provided (used) by financing activities                     20,682           (587)
                                                                  ---------      ---------

Net increase (decrease) in cash and cash equivalents                  2,209         (3,130)

Cash and cash equivalents at beginning of period                     78,371        159,399
                                                                  ---------      ---------

Cash and cash equivalents at end of period                        $  80,580      $ 156,269
                                                                  =========      =========



         The accompanying notes are an integral part of the condensed consolidated financial statements.

                     THE BISYS GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         THE COMPANY

         The BISYS Group, Inc. and subsidiaries (the "Company") is a leading provider of business process outsourcing solutions for the financial services sector.

         BASIS OF PRESENTATION
         The condensed consolidated financial statements include the accounts of The BISYS Group, Inc. and its subsidiaries and have been prepared consistent with the accounting policies reflected in the 2002 Annual Report on Form 10-K filed with the Securities and Exchange Commission and should be read in conjunction therewith. The condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary to fairly state this information.

         RECENT ACCOUNTING PRONOUNCEMENTS
         In December 2002, the Financial Accounting Standards Board (FASB) issued FAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." FAS 148 amends FAS 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FAS 148 amends the disclosure requirements of FAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company presently does not anticipate changing its method of accounting for stock-based employee compensation from the intrinsic value method to the fair value based method. However, the additional information required by FAS 148 will be included in the Company's interim and annual financial statements beginning with the period ending March 31, 2003.

         In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 provides guidance on determining whether a multi-deliverable revenue arrangement contains more than one unit of accounting and, if so, how to measure and allocate the arrangement consideration to the separate units of accounting. The guidance in this issue is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company is currently evaluating the impact that this guidance may have on its financial statements and plans to adopt EITF Issue No. 00-21 in fiscal 2004.

         In June 2002, the FASB issued FAS 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting for restructuring and similar costs. FAS 146 supersedes previous accounting guidance, principally EITF Issue No. 94-3. FAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost was recognized at the date of a company's commitment to an exit plan. FAS 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, FAS 146 may affect the timing of recognizing any future restructuring costs as well as the amount recognized. The provisions of FAS 146 are effective for restructuring activities initiated after December 31, 2002.

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

3.       COMPREHENSIVE INCOME

         The components of comprehensive income are as follows (in thousands):

                                                          Three Months Ended              Six Months Ended
                                                             December 31,                    December 31,
                                                        -----------------------         ----------------------
                                                          2002            2001            2002           2001
                                                        -------        --------         -------        -------

         Net income                                     $28,729        $ 26,435         $45,508        $45,378
         Foreign currency translation adjustment            126             (41)            195             79
                                                        -------        --------         -------        -------
           Total comprehensive income                   $28,855        $ 26,394         $45,703        $45,457
                                                        =======        ========         =======        =======

4.       EARNINGS PER SHARE

         On January 24, 2002, the Board of Directors of the Company approved a two-for-one stock split effected in the form of a dividend, payable to shareholders of record as of February 8, 2002. Accordingly, all historical weighted average share and per share amounts have been restated to reflect the stock split.

         Basic and diluted EPS computations for the three and six months ended December 31, 2002 and 2001 are as follows (in thousands, except per share amounts):

                                                  Three Months Ended          Six Months Ended
                                                      December 31,              December 31,
                                                 ---------------------     ---------------------
                                                   2002         2001         2002         2001
                                                 --------     --------     --------     --------

         Basic EPS

         Net income                              $ 28,729     $ 26,435     $ 45,508     $ 45,378
                                                 ========     ========     ========     ========

         Weighted average common shares
           outstanding                            119,273      118,100      119,393      117,746
                                                 ========     ========     ========     ========

         Basic earnings per share                $   0.24     $   0.22     $   0.38     $   0.39
                                                 ========     ========     ========     ========

         Diluted EPS

         Net income                              $ 28,729     $ 26,435     $ 45,508     $ 45,378
                                                 ========     ========     ========     ========

         Weighted average common shares
           outstanding                            119,273      118,100      119,393      117,746

         Assumed conversion of common shares
           issuable under stock option plans        1,694        4,843        2,493        5,191
                                                 --------     --------     --------     --------

         Weighted average common and common
           equivalent shares outstanding          120,967      122,943      121,886      122,937
                                                 ========     ========     ========     ========

         Diluted earnings per share              $   0.24     $   0.22     $   0.37     $   0.37
                                                 ========     ========     ========     ========

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

         Certain stock options were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of common shares during the period, as follows (in thousands, except per share amounts):

                                                         Three Months Ended                     Six Months Ended
                                                            December 31,                          December 31,
                                                -----------------------------------    ----------------------------------
                                                      2002               2001                2002              2001
                                                ----------------   ----------------    ----------------  ----------------

         Number of options excluded                   6,306             2,734               5,910              1,963

         Option price per share                 $18.02 to $35.30   $27.55 to $30.85    $21.25 to $35.30  $27.68 to $30.85

         Average market price of common shares
         for the period                              $17.61             $27.45              $21.03            $27.63

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

         A summary of the restructuring charge activity for the six months ended December 31, 2002 is as follows (in thousands):

                                                            Compensation-    Facilities-
                                                               Related         Related           Total
                                                            -------------    -----------        -------
         Establishment of initial restructuring charge          $7,161          $4,918          $12,079
           accrual

         Payments                                                5,089           1,417            6,506
                                                                ------          ------          -------

           Balance at December 31, 2002                         $2,072          $3,501          $ 5,573
                                                                ======          ======          =======

         It is anticipated that all severance-related amounts and a substantial portion of the facility-related amounts will be expended by the end of the current fiscal year.

6.       INTANGIBLE ASSETS AND GOODWILL

         INTANGIBLE ASSETS

         At December 31, 2002, acquired intangible assets were comprised of the following (in thousands):

                                          Gross Carrying         Accumulated        Net Book
                                              Amount             Amortization         Value
                                          --------------         ------------       ---------

         Customer related                    $141,120               $(25,571)       $115,549
         Noncompete agreements                 41,993                 (9,445)         32,548
         Other                                 22,070                 (5,219)         16,851
                                             --------               --------        --------
           Total                             $205,183               $(40,235)       $164,948
                                             ========               ========        ========

         At June 30, 2002, acquired intangible assets were comprised of the following (in thousands):

                                         Gross Carrying            Accumulated              Net Book
                                              Amount              Amortization                Value
                                         --------------           ------------              --------

         Customer related                    $129,740               $(19,846)               $109,894
         Noncompete agreements                 39,132                 (7,423)                 31,709
         Other                                 22,070                 (4,282)                 17,788
                                             --------               --------                --------
           Total                             $190,942               $(31,551)               $159,391
                                             ========               ========                ========

         All of the Company's acquired intangible assets are subject to amortization. Amortization expense for acquired intangible assets was $4.4 million and $8.7 million for the three and six months ended December 31, 2002 and $13.1 million for its year ended June 30, 2002. Estimated amortization expense for the current fiscal year and the succeeding four years is as follows (in thousands):

              Fiscal Year
                Ending
               June 30,                 Amount
              ----------              ---------

                 2003                 $ 18,200
                 2004                   19,100
                 2005                   18,300
                 2006                   17,200
                 2007                   15,800

         GOODWILL

         The changes in the carrying amount of goodwill by business segment for the six months ended December 31, 2002 are as follows (in thousands):

                                          Investment       Insurance and          Information
                                           Services      Education Services         Services           Total
                                           --------      ------------------       -----------          -----

         Balance, July 1, 2002             $311,802           $276,058               $35,390          $623,250

         Additions                              567             38,449                    --            39,016
                                           --------           --------               -------          --------


         Balance, December 31, 2002        $312,369           $314,507               $35,390          $662,266
                                           ========           ========               =======          ========

7.       BUSINESS COMBINATIONS

         On December 18, 2002, the Company acquired Select Insurance Marketing Corporation (SIMCO) in a cash for equity transaction. SIMCO is a Washington-based insurance brokerage firm specializing in the wholesale distribution of long-term care insurance.

         On December 23, 2002, the Company acquired Feingold & Scott Ltd. (dba Career Brokerage, Inc.) in a cash for equity transaction. Career Brokerage is a New York-based insurance brokerage firm specializing in the wholesale distribution of life, annuity, disability, and long-term care insurance products.

         Pro forma information has not been presented due to a lack of materiality.

8.       SEGMENT INFORMATION

         The following table sets forth operating revenue and operating income by business segment and for corporate operations for the three and six months ended December 31, 2002 and 2001. Restructuring charges are excluded from the operating results of the segment for a better understanding of the underlying performance of each segment.

                                                                  (in thousands)
                                                 Three Months Ended           Six Months Ended
                                                     December 31,                 December 31,
                                              ------------------------      ------------------------
                                                 2002           2001           2002           2001
                                              ---------      ---------      ---------      ---------
         Operating revenue:
         Investment Services                  $ 121,853      $ 108,167      $ 242,797      $ 213,083
         Insurance and Education Services        58,830         53,654        114,529         99,000
         Information Services                    52,429         48,087        103,130         94,356
                                              ---------      ---------      ---------      ---------
         Total operating revenue              $ 233,112      $ 209,908      $ 460,456      $ 406,439
                                              =========      =========      =========      =========

         Operating income (loss):
         Investment Services                  $  17,872      $  16,772      $  33,956      $  32,925
         Insurance and Education Services        23,738         22,165         43,407         39,515
         Information Services                    13,825         12,486         26,230         23,825
         Corporate                               (5,435)        (5,378)       (10,656)       (10,501)
                                              ---------      ---------      ---------      ---------
            Total operating income            $  50,000      $  46,045      $  92,937      $  85,764
                                              =========      =========      =========      =========

9.       DEFERRED COMPENSATION

         The Company has a deferred compensation plan (the "Plan") whereby certain compensation earned by a participant can be deferred and placed in an employee benefit trust, also known as a "rabbi trust." Under the Plan, the participant may choose from several investment designations, including shares of common stock of the Company. During the first quarter of fiscal 2003, the Company amended the Plan to make all participant deferrals that are designated in common stock of the Company irrevocable and to require that all future distributions of such designations be settled in shares of Company common stock. Accordingly, the Company has applied the provisions of Emerging Issues Task Force (EITF) 97-14, "Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust and Invested." The EITF requires that employer stock held by the rabbi trust be classified as equity similar to the manner in which treasury stock is accounted for. Additionally, the EITF requires that the portion of the deferred compensation obligation that is required to be settled by the delivery of shares of employer stock be classified in equity. At December 31, 2002, 346,000 shares, valued at $5.7 million, were held by the employee benefit trust and presented in the accompanying consolidated balance sheet as a contra-equity account. Additionally, $5.8 million has been classified as equity in the accompanying consolidated balance sheet and represents the deferred compensation obligation under the Plan that is designated in shares of Company common stock. Under the EITF, subsequent changes in the fair value of both the employer stock held in the rabbi trust and the deferred compensation obligation, representing amounts designated in shares of Company common stock, are not recognized.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company provides outsourcing solutions to and through financial organizations. The following table presents the percentage of revenues represented by each item in the Company's condensed consolidated statement of operations for the periods indicated:

                                                               Three Months Ended              Six Months Ended
                                                                  December 31,                   December 31,
                                                             ---------------------           ---------------------
                                                              2002           2001             2002          2001
                                                             ------         ------           ------        -------

        Revenues                                                100%           100%             100%           100%
                                                               ----           ----             ----           ----

        Operating costs and expenses:
           Service and operating                               58.4           57.5             59.0           57.6
           Selling, general and administrative                 18.3           19.1             18.9           19.8
           Amortization of intangible assets                    1.9            1.5              1.9            1.5
           Restructuring charges                                -              -                2.6            1.6
                                                               ----           ----              ---           ----
        Total operating costs and expenses                     78.6           78.1             82.4           80.5
                                                               ----           ----              ---           ----
        Operating earnings                                     21.4           21.9             17.6           19.5
        Interest expense, net                                   1.7            1.4              1.8            1.3
                                                               ----           ----              ---           ----
        Income before income taxes                             19.7           20.5             15.8           18.2
        Income taxes                                            7.4            7.9              5.9            7.0
                                                               ----           ----              ---           ----
        Net income                                             12.3%          12.6%             9.9%          11.2%
                                                               ====           ====              ===           ====

COMPARISON OF THE THREE MONTHS ENDED DECEMBER 31, 2002 WITH THE THREE MONTHS ENDED DECEMBER 31, 2001.

         Revenues increased 11.1% from $209.9 million for the three months ended December 31, 2001 to $233.1 million for the three months ended December 31, 2002. This growth was derived from sales to new clients, existing client growth, cross sales to existing clients and revenues from acquired businesses, partially offset by lost business. Internal revenue growth approximated 3% for the three months ended December 31, 2002 over the same period last year.

         Service and operating expenses increased 12.8% from $120.7 million for the three months ended December 31, 2001 to $136.1 million for the three months ended December 31, 2002 and increased as a percentage of revenues from 57.5% to 58.4%. The dollar increase resulted from additional costs associated with greater revenues. The increase as a percentage of revenues resulted from business acquisitions and changes in the mix of the Company's business.

         Selling, general and administrative expenses increased 6.3% from $40.1 million during the three months ended December 31, 2001 to $42.6 million for the three months ended December 31, 2002 and decreased as a percentage of revenues from 19.1% to 18.3%. The dollar increase resulted from additional costs associated with greater revenues. The decrease as a percentage of revenues resulted from improved leverage in overhead costs through discretionary cost reductions and effective expense management.

         Amortization of intangible assets increased $1.3 million for the three months ended December 31, 2002 over the same period last year due to a higher level of intangible assets associated with recently acquired businesses.

         Interest expense increased $1.1 million for the three months ended December 31, 2002 over the same period last year primarily due to the interest costs associated with a higher level of outstanding borrowings under the Company's revolving credit facility.

         The income tax provision of $17.2 million for the three months ended December 31, 2002 increased from $16.7 million for the three months ended December 31, 2001 due to higher taxable income. The provision represents an effective tax rate of 37.5% and 38.7% for the periods ended December 31, 2002 and 2001, respectively. The reduced effective tax rate is attributable to the impact of lower tax rates in foreign tax jurisdictions for recently acquired businesses.

         Operating earnings, before amortization of intangibles, resulted in margins of 23.3% and 23.4% for the three months ended December 31, 2002 and 2001, respectively.

COMPARISON OF THE SIX MONTHS ENDED DECEMBER 31, 2002 WITH THE SIX MONTHS ENDED DECEMBER 31, 2001.

         Revenues increased 13.3% from $406.4 million for the six months ended December 31, 2001 to $460.5 million for the six months ended December 31, 2002. This growth was derived from sales to new clients, existing client growth, cross sales to existing clients and revenues from acquired businesses, partially offset by lost business.

         Service and operating expenses increased 16.1% from $234.0 million for the six months ended December 31, 2001 to $271.7 million for the six months ended December 31, 2002 and increased as a percentage of revenues from 57.6% to 59.0%. The dollar increase resulted from additional costs associated with greater revenues. The increase as a percentage of revenues resulted from business acquisitions and changes in the mix of the Company's business.

         Selling, general and administrative expenses increased 8.1% from $80.6 million during the six months ended December 31, 2001 to $87.2 million for the six months ended December 31, 2002 and decreased as a percentage of revenues from 19.8% to 18.9%. The dollar increase resulted from additional costs associated with greater revenues. The decrease as a percentage of revenues resulted from improved leverage in overhead costs through discretionary cost reductions and effective expense management.

         Amortization of intangible assets increased $2.7 million for the six months ended December 31, 2002 over the same period last year due to a higher level of intangible assets associated with recently acquired businesses.

         Interest expense increased $2.8 million for the six months ended December 31, 2002 over the same period last year primarily due to the interest costs associated with a higher level of outstanding borrowings under the Company's revolving credit facility.

         The income tax provision of $27.3 million for the six months ended December 31, 2002 decreased from $28.7 million for the six months ended December 31, 2001 due to lower taxable income and a lower effective tax rate. The provision represents an effective tax rate of 37.5% and 38.8% for the periods ended December 31, 2002 and 2001, respectively. The reduced effective tax rate is attributable to the impact of lower tax rates in foreign tax jurisdictions for recently acquired businesses.

         Operating earnings, before amortization of intangibles and restructuring charges, resulted in margins of 22.1% and 22.6% for the six months ended December 31, 2002 and 2001, respectively. The margin decline was generally due to the overall economic downturn that adversely impacted the Company's Investment Services business and the decline in sales of high-end insurance products in the Insurance Services business.

         The Company recorded pre-tax restructuring charges of $12.1 million and $6.5 million during the six months ended December 31, 2002 and 2001, respectively. The restructuring charges relate to the integration, consolidation and relocation of certain business operations, primarily as a result of acquisition activity and the downsizing of certain areas in the investment, insurance, education, and check imaging businesses in fiscal 2003. The restructuring charge in the fiscal first quarter of 2003 includes a provision of $7.2 million for severance-related costs for approximately 300 employees and $4.9 million for facility closure and related costs. At December 31, 2002, the remaining accrual amounts to $5.6 million and it is anticipated that all severance-related amounts and a substantial portion of the facility-related amounts will be expended by the end of the current fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 2002, the Company had cash and cash equivalents of $80.6 million and working capital of $57.1 million. At December 31, 2002, the Company had outstanding borrowings of $143.0 million against its $300 million revolving credit facility. The credit facility bears interest at LIBOR plus a margin of 0.65%, resulting in a weighted average interest rate of 2.13% on all outstanding borrowings under the facility at December 31, 2002. The facility is used to support the Company's working capital requirements and fund the Company's future acquisitions. The facility expires June 30, 2004.

         The Company's strategy includes the acquisition of complementary businesses financed by a combination of internally generated funds, borrowings from the revolving credit facility, long-term debt and common stock. The Company's policy is to retain earnings to support future business opportunities, rather than to pay dividends. The Company has historically used a significant portion of its cash flow from operations to fund acquisitions and capital expenditures with any remainder used to reduce outstanding borrowings under the credit facility. The Company believes that its cash flow from operations together with other available sources of funds will be adequate to meet its funding requirements. In the event that the Company makes significant future acquisitions, however, it may raise funds through additional borrowings or the issuance of securities.

         At December 31, 2002, the Company had $2.4 million outstanding in letters of credit and $300 million of outstanding 4% convertible subordinated notes due March 2006. The Company's debt ratio (total debt/total debt plus equity) is .39 to 1.00 at December 31, 2002, and the Company's maximum debt ratio may not exceed .50 to 1.00 under the terms of the revolving credit facility, as amended.

         Accounts receivable represented 82 and 75 days sales outstanding (DSO) at December 31, 2002 and June 30, 2002, respectively, based on quarterly revenues. The increase in DSO is primarily due to a higher DSO associated with commission receivables in the Insurance Services division due to the timing of certain commission-related payments from insurance carriers. Additionally, due to Insurance Services' growth, its receivables represent a greater percentage of outstanding receivables at December 31, 2002 compared to June 30, 2002.

         For the six months ended December 31, 2002, operating activities provided cash of $62.2 million. Investing activities used cash of $80.7 million, primarily for acquisition-related payments of $46.3 million, capital expenditures of $25.2 million, and purchases of intangibles of $7.7 million. Financing activities provided cash of $20.7 million, primarily comprised of net proceeds from short-term borrowings of $50.0 million and net proceeds from the exercise of stock options of $4.3 million, offset by repurchases of common stock of $33.4 million.

         At its August 15, 2002 meeting, the Board of Directors authorized a new stock buy-back program of up to $100 million to supersede and replace the prior program effective upon completion of an amendment to the Company's revolving credit facility modifying certain stock buy-back provisions. The amendment to the credit facility became effective on September 24, 2002. Through that date, the Company had purchased a total of approximately 4.25 million shares of its common stock under the prior stock buy-back program for $70.4 million. Between September 24, 2002 and September 30, 2002, the Company purchased an additional
         0.3 million shares for $4.8 million under the new stock buy-back program. There were no share repurchases during the three months ended December 31, 2002. Purchases have occurred and are expected to continue to occur from time-to-time in the open market to offset the possible dilutive effect of shares issued under employee benefit plans, for possible use in future acquisitions, and for general and other corporate purposes.

SEGMENT INFORMATION

         The following table sets forth operating revenue and operating income by business segment and for corporate operations for the three and six months ended December 31, 2002 and 2001. Restructuring charges are excluded from the operating results of the segment for a better understanding of the underlying performance of each segment.

                                                                     (in thousands)
                                                    Three Months Ended           Six Months Ended
                                                        December 31,                 December 31,
                                                 ------------------------      ------------------------
                                                    2002           2001           2002           2001
                                                 ---------      ---------      ---------      ---------

         Operating revenue:
            Investment Services                  $ 121,853      $ 108,167      $ 242,797      $ 213,083
            Insurance and Education Services        58,830         53,654        114,529         99,000
            Information Services                    52,429         48,087        103,130         94,356
                                                 ---------      ---------      ---------      ---------
              Total operating revenue            $ 233,112      $ 209,908      $ 460,456      $ 406,439
                                                 =========      =========      =========      =========

         Operating income (loss):
            Investment Services                  $  17,872      $  16,772      $  33,956      $  32,925
            Insurance and Education Services        23,738         22,165         43,407         39,515
            Information Services                    13,825         12,486         26,230         23,825
            Corporate                               (5,435)        (5,378)       (10,656)       (10,501)
                                                 ---------      ---------      ---------      ---------
              Total operating income             $  50,000      $  46,045      $  92,937      $  85,764
                                                 =========      =========      =========      =========

         Internal revenue growth for Investment Services, Insurance and Education Services, and Information Services approximated 2%, 1%, and 9%, respectively, during the three months ended December 31, 2002 over the same period last year. A substantial portion of the Company's revenues are recurring in nature and are derived from long-term customer contracts with terms that generally average from three to five years. The Company believes the contractual nature of its business and its historical contract renewal experience provide a high level of stability and predictability to the amount and timing of its recurring revenue stream. The Company's internal revenue growth approximated 5% for the six months ended December 31, 2002 over the same period last year. The Company expects to achieve an overall annual internal growth rate of 4% to 6% in fiscal 2003 and 8% to 10% in fiscal 2004, subject to continuing stability and moderate improvement in the capital markets.

         Revenue in the Investment Services business segment increased $13.7 million, or 12.7%, during the three months ended December 31, 2002, over the same period last year. The revenue increase was due to recent acquisitions and internal growth of approximately 2%. Operating income in the Investment Services business segment increased $1.1 million, or 6.6%, during the fiscal second quarter, resulting in operating margins of 14.7% and 15.5% for the three months ended December 31, 2002 and 2001, respectively. The margin primarily decreased due to the adverse impact that the overall market decline had on revenue derived from equity-based funds under administration in the Fund Services division.

         Revenue in the Insurance and Education Services business segment increased $5.2 million, or 9.6%, during the three months ended December 31, 2002, over the same period last year. The revenue increase was primarily due to acquisitions. Operating income in the Insurance and Education Services business segment increased $1.6 million, or 7.1%, during the fiscal second quarter, resulting in operating margins of 40.4% and 41.3% for the three months ended December 31, 2002 and 2001, respectively. Margins decreased in the fiscal second quarter primarily due to the decline in sales of high-end products in the Insurance Services division and the adverse impact of the overall economic downturn on sales in the Education Services division.

         Revenue in the Information Services business segment increased $4.3 million, or 9.0%, during the three months ended December 31, 2002, over the same period last year. The revenue increase was due to sales to new clients, existing client growth, and cross sales to existing clients. Operating income in the Information Services business segment increased $1.3 million, or 10.7%, during the fiscal second quarter, resulting in operating margins of 26.4% and 26.0% for the three months ended December 31, 2002 and 2001, respectively.

         Corporate operations represent charges for the Company's human resources, legal, accounting and finance functions, and various other unallocated overhead charges.

FORWARD-LOOKING STATEMENTS

         This Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this report contain forward-looking statements that are based on management's current expectations, estimates, forecasts and assumptions concerning future events. In addition, other written or oral statements that constitute forward-looking statements may be made by or on behalf of management. These statements are subject to numerous known and unknown risks, uncertainties and assumptions that could cause actual events or results to differ materially from those projected. Words such as "believes," "anticipates," "expects," "intends," "estimates, "projects," "plans," "targets," and variations of such words and similar expressions are intended to identify such forward-looking statements. Except as required under the federal securities laws and the rules and regulations of the Securities and Exchange Commission (SEC), the Company does not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, changes in assumptions or otherwise. Although the Company believes that its plans, intentions, and expectations reflected in or suggested by the forward-looking statements made in this report are reasonable, there can be no assurance that such plans, intentions or expectations will be achieved.

         The risks, uncertainties and assumptions include: achieving planned revenue growth in each of the Company's business units; renewal of material contracts in the Company's business units consistent with past experience; successful and timely integration of significant businesses acquired by the Company and realization of anticipated synergies; increasing price, products, and services competition by U.S. and non-U.S. competitors, including new entrants; changes in U.S. and non-U.S. governmental regulations; the timely implementation of the Company's restructuring program and financial plans; general U.S. and non-U.S. economic and political conditions, including the global economic slowdown and interest rate and currency exchange rate fluctuation; continuing development and maintenance of appropriate business continuity plans for the Company's processing systems; absence of consolidation among client financial institutions or other client groups; timely conversion of new customer data to the Company's platforms; attracting and retaining qualified key employees; no material breech of security of any of the Company's systems; control of costs and expenses; continued availability of financing, and financial resources on the terms required to support the Company's future business endeavors; the mix of products and services; compliance with the covenants and restrictions of the Company's bank credit facility and convertible subordinated notes indenture; and the outcome of pending and future litigation and governmental or regulatory proceedings.

         These are representative of the risks, uncertainties and assumptions that could affect the outcome of the forward-looking statements. In addition, such statements could be affected by general industry and market conditions and growth rates, and other future events.

RECENT ACCOUNTING PRONOUNCEMENTS

         In December 2002, the Financial Accounting Standards Board (FASB) issued FAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." FAS 148 amends FAS 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FAS 148 amends the disclosure requirements of FAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company presently does not anticipate changing its method of accounting for stock-based employee compensation from the intrinsic value method to the fair value based method. However, the additional information required by FAS 148 will be included in the Company's interim and annual financial statements beginning with the period ending March 31, 2003.

         In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 provides guidance on determining whether a multi-deliverable revenue arrangement contains more than one unit of accounting and, if so, how to measure and allocate the arrangement consideration to the separate units of accounting. The guidance in this issue is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company is currently evaluating the impact that this guidance may have on its financial statements and plans to adopt EITF Issue No. 00-21 in fiscal 2004.

         In June 2002, the FASB issued FAS 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting for restructuring and similar costs. FAS 146 supersedes previous accounting guidance, principally EITF Issue No. 94-3. FAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost was recognized at the date of a company's commitment to an exit plan. FAS 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, FAS 146 may affect the timing of recognizing any future restructuring costs as well as the amount recognized. The provisions of FAS 146 are effective for restructuring activities initiated after December 31, 2002.

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

                                     PART II

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  At the Annual Meeting of Stockholders of the Company, held on November 14, 2002, the Stockholders approved the following matters:

1. Re-election of the eight Directors named below to hold office until the next Annual Meeting of Stockholders and until their successors have been duly elected and qualified:

                                                                                          Number of
                      Name of Director                                                 Votes in Favor
                      ----------------                                                 --------------

                      Denis A. Bovin                                                     84,698,127
                      Robert J. Casale                                                   84,697,953
                      Thomas A. Cooper                                                   84,549,327
                      Jay W. DeDapper                                                    84,548,317
                      John J. Lyons                                                      84,698,127
                      Lynn J. Mangum                                                     83,565,305
                      Thomas E. McInerney                                                84,698,063
                      Joseph J. Melone                                                   84,548,509

                                                                               For         Against       Abstain
                  2.  2003 Employee Stock
                      Purchase Plan                                        84,414,136      362,855       21,206


                                                                               For         Against       Abstain
                  3.  Appointment of PricewaterhouseCoopers LLP
                      as independent accountants for fiscal year 2003      82,028,596     2,756,641      12,960


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A)      EXHIBITS

                  Exhibit 3.1 - Amendment to By-Laws, Effective as of November 15, 2002

                  Exhibit 10.1 - Amendment No. 3, dated as of October 24, 2002, to the Credit Agreement, dated as of June 30, 1999, among The BISYS Group, Inc., the Lenders party thereto, JP Morgan Chase Bank, Bank One, NA, Wachovia Bank, National Association and Fleet National Bank, as co-agents thereunder, and The Bank of New York, as Administrative Agent.

         (B)      REPORTS ON FORM 8-K

                  None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 THE BISYS GROUP, INC.



Date:  February 13, 2003         By:   /s/ Andrew C. Corbin
      -------------------            ----------------------------------------
                                      Andrew C. Corbin
                                      Executive Vice President and Chief
                                      Financial Officer
                                      (Duly Authorized Officer)

                                 CERTIFICATIONS

I, Dennis R. Sheehan, certify that:

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

Date: February 13, 2003
                                       /s/ Dennis R. Sheehan
                                       ----------------------------------------
                                       Dennis R. Sheehan
                                       President and Chief Executive Officer

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

Date: February 13, 2003
                                                  /s/ Andrew C. Corbin
                                                  ------------------------------
                                                  Andrew C. Corbin
                                                  Executive Vice President
                                                  and Chief Financial Officer

                              THE BISYS GROUP, INC.
                                  EXHIBIT INDEX

Exhibit No.                                                                                             Page

         (3.1)    Amendment to By-Laws, Effective as of November 15, 2002.................................22

         (10.1)   Amendment No. 3, dated as of October 24, 2002, to the Credit
                  Agreement, dated as of June 30, 1999, among The BISYS Group,
                  Inc., the Lenders party thereto, JP Morgan Chase Bank, Bank
                  One, NA, Wachovia Bank, National Association and Fleet
                  National Bank, as co-agents thereunder, and The Bank of New
                  York, as Administrative Agent...........................................................23