Form 10-Q
period 2003-03-31
BISYS GROUP INC
filed 2003-05-15
CIK 883587

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)


[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

AS OF APRIL 30, 2003, THERE WERE 119,824,711 SHARES OF COMMON STOCK, PAR VALUE $0.02 PER SHARE, OF THE REGISTRANT OUTSTANDING.

                         This document contains 25 pages.

                              THE BISYS GROUP, INC.

                               INDEX TO FORM 10-Q



PART I.  FINANCIAL INFORMATION                                                                                    PAGE
              Item 1.  Financial Statements

                        Condensed Consolidated Balance Sheet as of March 31, 2003 and June
                              30, 2002                                                                              3

                        Condensed Consolidated Statement of Operations for the three and nine
                              months ended March 31, 2003 and 2002                                                  4

                        Condensed Consolidated Statement of Cash Flows for the nine months
                              ended March 31, 2003 and 2002                                                         5

                        Notes to Condensed Consolidated Financial Statements                                        6

              Item 2.  Management's Discussion and Analysis of Financial Condition and
                       Results of Operations                                                                       12

              Item 4.  Controls and Procedures                                                                     18

PART II.  OTHER INFORMATION

              Item 6.  Exhibits and Reports on Form 8-K                                                            19


SIGNATURES                                                                                                         20

CERTIFICATIONS                                                                                                     21

EXHIBIT INDEX                                                                                                      23

                                     PART I

                          ITEM 1. FINANCIAL STATEMENTS

                     THE BISYS GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET

                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                         March 31,            June 30,
                                                                                            2003                2002
                                                                                        -----------         -----------
ASSETS

Current assets:
   Cash and cash equivalents                                                            $    91,856         $    78,371
   Accounts receivable, net                                                                  99,714             101,851
   Insurance premiums and commissions receivable                                            150,683              95,146
   Deferred tax asset                                                                         9,612               9,466
   Other current assets                                                                      36,294              35,401
                                                                                        -----------         -----------
     Total current assets                                                                   388,159             320,235
   Property and equipment, net                                                              106,172              94,711
   Goodwill                                                                                 745,032             623,250
   Intangible assets, net                                                                   204,797             159,391
   Other assets                                                                              44,482              48,564
                                                                                        -----------         -----------
     Total assets                                                                       $ 1,488,642         $ 1,246,151
                                                                                        ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Short-term borrowings                                                                $   198,000         $    93,000
   Accounts payable                                                                          16,187              16,492
   Insurance premiums and commissions payable                                                53,542                --
   Other current liabilities                                                                142,698             125,012
                                                                                        -----------         -----------
     Total current liabilities                                                              410,427             234,504
   Long-term debt                                                                           300,000             300,000
   Deferred tax liability                                                                    28,468              16,670
   Other liabilities                                                                          3,839              12,359
                                                                                        -----------         -----------
     Total liabilities                                                                      742,734             563,533
                                                                                        -----------         -----------

Stockholders' equity:
   Common stock, $0.02 par value, 320,000,000 shares authorized, 120,274,571 and
   119,880,003 shares issued, respectively                                                    2,405               2,398
   Additional paid-in capital                                                               378,056             370,854
   Retained earnings                                                                        387,710             320,790
   Notes receivable from stockholders                                                       (10,776)            (10,776)
   Treasury stock at cost, 498,060 shares                                                   (11,049)               --
   Employee benefit trust, 345,212 shares                                                    (5,692)               --
   Deferred compensation                                                                      5,768                --
   Accumulated other comprehensive loss                                                        (514)               (648)
                                                                                        -----------         -----------
     Total stockholders' equity                                                             745,908             682,618
                                                                                        -----------         -----------
     Total liabilities and stockholders' equity                                         $ 1,488,642         $ 1,246,151
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

                     THE BISYS GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                Three Months Ended                   Nine Months Ended
                                                     March 31,                           March 31,
                                            ---------------------------         ---------------------------
                                               2003              2002              2003              2002
                                            ---------         ---------         ---------         ---------
Revenues                                    $ 244,776         $ 220,539         $ 705,232         $ 626,978
                                            ---------         ---------         ---------         ---------
Operating costs and expenses:
   Service and operating                      141,076           122,986           412,751           357,032
   Selling, general and
     administrative                            43,892            37,612           131,071           118,255
   Amortization of intangible assets            4,809             3,178            13,474             9,164
   Restructuring charges                           --                --            12,079             6,475
                                            ---------         ---------         ---------         ---------
Total operating costs and expenses            189,777           163,776           569,375           490,926
                                            ---------         ---------         ---------         ---------

Operating earnings                             54,999            56,763           135,857           136,052
Interest income                                   270               711             1,178             3,203
Interest expense                               (4,475)           (3,853)          (13,428)          (11,547)
                                            ---------         ---------         ---------         ---------
Income before income taxes                     50,794            53,621           123,607           127,708
Income taxes                                   18,286            20,427            45,591            49,136
                                            ---------         ---------         ---------         ---------
Net income                                  $  32,508         $  33,194         $  78,016         $  78,572
                                            =========         =========         =========         =========

Basic earnings per share                    $    0.27         $    0.28         $    0.65         $    0.66
                                            =========         =========         =========         =========

Diluted earnings per share                  $    0.27         $    0.27         $    0.64         $    0.64
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

                     THE BISYS GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                             Nine Months Ended
                                                                                                  March 31,
                                                                                         ---------------------------
                                                                                            2003              2002
                                                                                         ---------         ---------
Cash flows from operating activities:
Net income                                                                               $  78,016         $  78,572
Adjustments to reconcile net income to net cash provided by operating activities:
   Restructuring charge                                                                     12,079             6,475
   Depreciation and amortization                                                            36,223            29,249
   Deferred income tax provision                                                             3,499            10,168
   Change in operating assets and liabilities, net of effects from acquisitions            (11,305)          (35,472)
                                                                                         ---------         ---------
Net cash provided by operating activities                                                  118,512            88,992
                                                                                         ---------         ---------

Cash flows from investing activities:
   Acquisitions of businesses, net of cash acquired                                       (126,396)         (172,142)
   Purchase of intangible assets                                                           (23,925)           (6,593)
   Proceeds from dispositions, net of expenses paid                                           --                (521)
   Capital expenditures                                                                    (33,821)          (24,740)
   Change in other investments                                                              (2,203)           (4,419)
                                                                                         ---------         ---------
Net cash used in investing activities                                                     (186,345)         (208,415)
                                                                                         ---------         ---------

Cash flows from financing activities:
   Repayment of debt                                                                          --                (578)
   Proceeds from short-term borrowings                                                     248,000            35,000
   Repayment of short-term borrowings                                                     (143,000)             --
   Issuance of common stock                                                                  4,581             4,226
   Proceeds from exercise of stock options                                                   5,398             6,341
   Repurchases of common stock                                                             (33,410)           (2,684)
   Other                                                                                      (251)             --
                                                                                         ---------         ---------
Net cash provided by financing activities                                                   81,318            42,305
                                                                                         ---------         ---------

Net increase (decrease) in cash and cash equivalents                                        13,485           (77,118)

Cash and cash equivalents at beginning of period                                            78,371           159,399
                                                                                         ---------         ---------

Cash and cash equivalents at end of period                                               $  91,856         $  82,281
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

         RECLASSIFICATION
         Certain reclassifications have been made to the 2002 financial statements to conform to the 2003 presentation.

         INSURANCE PREMIUMS AND COMMISSIONS RECEIVABLE AND PAYABLE
         The Company has separately reflected receivables and payables arising from its insurance-related businesses on the accompanying condensed consolidated balance sheet. The captions "insurance premiums and commissions receivable" and "insurance premiums and commissions payable" include insurance premiums and commissions arising from the Company's property and casualty brokerage division and commissions arising from the Company's life insurance brokerage division. In its capacity as a property and casualty wholesale broker, the Company collects premiums from other agents and brokers and, after deducting its commissions, remits the premiums to the respective insurers. Unremitted insurance premiums, included in cash and cash equivalents, are held in a fiduciary capacity and approximated $24.2 million at March 31, 2003. The period for which the Company holds such funds is dependent upon the date the agent or broker remits the payment of the premium to the Company and the date the Company is required to forward such payment to the insurer.

         STOCK-BASED COMPENSATION
         The Company accounts for its stock option and restricted stock purchase plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees." No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table presents the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation."

                                                   Three Months Ended                Nine Months Ended
                                                        March 31,                        March 31,
                                                ---------------------------------------------------------
                                                  2003            2002             2003             2002
                                                -------         -------          -------          -------
Net income, as reported                         $32,508         $33,194          $78,016          $78,572

Deduct: Total stock-based employee
   compensation expense determined
   under fair value based method for
   all awards, net of related tax
   effects                                       (4,506)         (6,439)         (13,247)         (19,106)
                                                -------         -------          -------          -------

Pro forma net income                            $28,002         $26,755          $64,769          $59,466
                                                =======         =======          =======          =======

Earnings per share:
   Basic, as reported                           $  0.27           $0.28          $  0.65          $  0.66
                                                =======         =======          =======          =======
   Basic, pro forma                             $  0.24           $0.23          $  0.55          $  0.51
                                                =======         =======          =======          =======

   Diluted, as reported                         $  0.27           $0.27             0.64          $  0.64
                                                =======         =======          =======          =======
   Diluted, pro forma                           $  0.24           $0.22          $  0.54          $  0.49
                                                =======         =======          =======          =======

         RECENT ACCOUNTING PRONOUNCEMENTS
         In December 2002, the Financial Accounting Standards Board (FASB) issued FAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." FAS 148 amends FAS 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FAS 148 amends the disclosure requirements of FAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company is currently evaluating the possibility of changing its method of accounting for stock-based employee compensation from the intrinsic value method to the fair value based method in fiscal 2004.

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

3.       COMPREHENSIVE INCOME

         The components of comprehensive income are as follows (in thousands):

                                                         Three Months Ended            Nine Months Ended
                                                              March 31,                    March 31,
                                                      -----------------------       ----------------------
                                                        2003           2002           2003          2002
                                                      --------       --------       --------      --------
         Net income                                   $ 32,508       $ 33,194       $ 78,016      $ 78,572
         Foreign currency translation adjustment           (61)           (80)           134            (1)
                                                      --------       --------       --------      --------
           Total comprehensive income                 $ 32,447       $ 33,114       $ 78,150      $ 78,571
                                                      ========       ========       ========      ========

4.       EARNINGS PER SHARE

         Basic and diluted EPS computations for the three and nine months ended March 31, 2003 and 2002 are as follows (in thousands, except per share amounts):

                                                    Three Months Ended         Nine Months Ended
                                                        March 31,                  March 31,
                                                  ----------------------      ----------------------
                                                    2003          2002          2003          2002
                                                  --------      --------      --------      --------
         Basic EPS
         ---------
         Net income                               $ 32,508      $ 33,194      $ 78,016      $ 78,572
                                                  ========      ========      ========      ========

         Weighted average common shares
         outstanding                               119,565       118,945       119,501       118,224
                                                  ========      ========      ========      ========

         Basic earnings per share                 $   0.27      $   0.28      $   0.65      $   0.66
                                                  ========      ========      ========      ========

         Diluted EPS
         -----------
         Net income                               $ 32,508      $ 33,194      $ 78,016      $ 78,572
                                                  ========      ========      ========      ========

         Weighted average common shares
         outstanding                               119,565       118,945       119,501       118,224

         Assumed conversion of common shares
         issuable under stock option plans           1,206         5,226         2,127         5,202
                                                  --------      --------      --------      --------

         Weighted average common and common
         equivalent shares outstanding             120,771       124,171       121,628       123,426
                                                  ========      ========      ========      ========

         Diluted earnings per share               $   0.27      $   0.27      $   0.64      $   0.64
                                                  ========      ========      ========      ========

         The effect of the assumed conversion of the convertible subordinated notes into common stock is not dilutive and therefore is excluded from the computation of diluted earnings per share.

         Certain stock options were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of common shares during the period, as follows (in thousands, except per share amounts):

                                                         Three Months Ended                    Nine Months Ended
                                                             March 31,                             March 31,
                                                -------------------------------------  -----------------------------------
                                                      2003               2002                2003              2002
                                                -------------------------------------  -----------------------------------
         Number of options excluded                   8,267              157                5,858               553

         Option price per share                 $16.00 to $35.30   $33.02 to $33.15    $21.25 to $35.30  $29.44 to $33.15

         Average market price of common shares
         for the period                              $15.84             $32.17              $19.36            $29.12

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

         A summary of the restructuring charge activity for the nine months ended March 31, 2003 is as follows (in thousands):

                                                              Compensation-      Facilities-
                                                                 Related           Related          Total
                                                              -------------      -----------     -----------
         Establishment of initial restructuring charge            $ 7,161            $ 4,918         $12,079
           accrual

         Payments                                                   5,984              2,555           8,539
                                                                  -------            -------         -------

           Balance at March 31, 2003                              $ 1,177            $ 2,363         $ 3,540
                                                                  =======            =======         =======

         It is anticipated that all severance-related amounts and a substantial portion of the facility-related amounts will be expended by the end of the current fiscal year.

6.       INTANGIBLE ASSETS AND GOODWILL

         INTANGIBLE ASSETS
         At March 31, 2003, acquired intangible assets were comprised of the following (in thousands):

                                       Gross Carrying        Accumulated           Net Book
                                           Amount            Amortization            Value
                                       --------------        ------------          --------
         Customer related                 $184,268            $(28,857)            $155,411
         Noncompete agreements              43,495             (10,492)              33,003
         Other                              22,070              (5,687)              16,383
                                          --------            --------             --------
           Total                          $249,833            $(45,036)            $204,797
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
                                          ========            ========             ========

         All of the Company's acquired intangible assets are subject to amortization. Amortization expense for acquired intangible assets was $4.8 million and $13.5 million for the three and nine months ended March 31, 2003 and $13.1 million for the year ended June 30, 2002. Estimated annual amortization expense is $19.1 million in fiscal 2003, $24.6 million in fiscal 2004, $24.0 million in fiscal 2005, $22.9 million in fiscal 2006, and $21.5 million in fiscal 2007.

         GOODWILL
         The changes in the carrying amount of goodwill by business segment for the nine months ended March 31, 2003 are as follows (in thousands):

                                           Investment       Insurance and         Information           Total
                                            Services      Education Services       Services
                                           ----------     ------------------      -----------           -----

         Balance, July 1, 2002              $311,802            $276,058            $ 35,390            $623,250

         Additions                               817             120,965                --               121,782
                                            --------            --------            --------            --------


         Balance, March 31, 2003            $312,619            $397,023            $ 35,390            $745,032
                                            ========            ========            ========            ========

7.       BUSINESS COMBINATIONS

         On March 11, 2003, the Company acquired Capital Synergies, Inc. in a cash for assets transaction. Capital Synergies, Inc. is an insurance brokerage firm specializing in the wholesale distribution of traditional and variable life insurance, long-term care insurance and annuities. Pro forma information has not been presented due to a lack of materiality.

         On March 14, 2003, the Company acquired all of the equity interests of Tri-City Brokerage (Tri-City) in a cash for equity transaction, approximating $80.5 million. Tri-City is a San Francisco-based insurance brokerage firm specializing in the wholesale distribution of commercial property and casualty insurance products. The acquisition of Tri-City represents the Company's strategic entrance into the commercial property and casualty insurance market. The excess purchase price over the fair value of the net tangible assets acquired approximates $80.5 million and was allocated to intangible assets and goodwill based upon preliminary estimates of fair values. The Company has engaged a valuation consultant to determine the values associated with certain identifiable assets in connection with the purchase price allocation. The Company does not believe that the final purchase price allocation, which should be completed by the end of the current fiscal year, will differ significantly from the preliminary purchase price allocation. Tri-City's fair value of assets and liabilities, including transaction costs, were as follows (in thousands):

         Estimated fair value of assets acquired            $150,428
         Liabilities assumed                                  69,920
                                                            --------
           Net cash paid                                    $ 80,508
                                                            ========

         The following unaudited pro forma consolidated results of operations has been prepared as if the acquisition of Tri-City had occurred at the beginning of each period (in thousands, except per share data):

                                                    Three Months Ended                       Nine Months Ended
                                                        March 31,                                March 31,
                                               ----------------------------            ----------------------------
                                                 2003                2002                2003                2002
                                               --------            --------            --------            --------
         Revenues                              $253,660            $229,795            $734,127            $651,397
         Net income                            $ 32,771            $ 33,806            $ 78,153            $ 77,854
         Diluted earnings per share            $   0.27            $   0.27            $   0.64            $   0.63


         The operations of the acquired companies are included in the consolidated financial statements since the dates of acquisition.

8.       SEGMENT INFORMATION

         The following table sets forth operating revenue and operating income by business segment and for corporate operations for the three and nine months ended March 31, 2003 and 2002. Restructuring charges are excluded from the operating results of the segment for a better understanding of the underlying performance of each segment.

                                                                                 (in thousands)
                                                             Three Months Ended                    Nine Months Ended
                                                                 March 31,                             March 31,
                                                    --------------------------------             -------------------------------
                                                        2003                  2002                  2003                  2002
                                                     ---------             ---------             ---------             ---------
         Operating revenue:
         Investment Services                         $ 125,050             $ 112,060             $ 367,847             $ 325,143
         Insurance and Education Services               63,761                57,072               178,290               156,072
         Information Services                           55,965                51,407               159,095               145,763
                                                     ---------             ---------             ---------             ---------
         Total operating revenue                     $ 244,776             $ 220,539             $ 705,232             $ 626,978
                                                     =========             =========             =========             =========

         Operating income (loss):
         Investment Services                         $  20,167             $  20,029             $  54,123             $  52,954
         Insurance and Education Services               24,154                26,770                67,561                66,285
         Information Services                           15,779                14,681                42,009                38,506
         Corporate                                      (5,101)               (4,717)              (15,757)              (15,218)
                                                     ---------             ---------             ---------             ---------
            Total operating income                   $  54,999             $  56,763             $ 147,936             $ 142,527
                                                     =========             =========             =========             =========

9.       DEFERRED COMPENSATION

         The Company has a deferred compensation plan (the "Plan") whereby certain compensation earned by a participant can be deferred and placed in an employee benefit trust, also known as a "rabbi trust." Under the Plan, the participant may choose from several investment designations, including shares of common stock of the Company. During the first quarter of fiscal 2003, the Company amended the Plan to make all participant deferrals that are designated in common stock of the Company irrevocable and to require that all future distributions of such designations be settled in shares of Company common stock. Accordingly, the Company has applied the provisions of Emerging Issues Task Force (EITF) 97-14, "Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust and Invested." The EITF requires that employer stock held by the rabbi trust be classified as equity similar to the manner of accounting for treasury stock. Additionally, the EITF requires that the portion of the deferred compensation obligation that is required to be settled by the delivery of shares of employer stock be classified in equity. At March 31, 2003, 345,212 shares, valued at $5.7 million, were held by the employee benefit trust and presented in the accompanying consolidated balance sheet as a contra-equity account. Additionally, $5.8 million has been classified as equity in the accompanying consolidated balance sheet and represents the deferred compensation obligation under the Plan that is designated in shares of Company common stock. Under the EITF, subsequent changes in the fair value of both the employer stock held in the rabbi trust and the deferred compensation obligation, representing amounts designated in shares of Company common stock, are not recognized.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company provides outsourcing solutions to and through financial organizations. The following table presents the percentage of revenues represented by each item in the Company's condensed consolidated statement of operations for the periods indicated:

                                                                 Three Months Ended                     Nine Months Ended
                                                                      March 31,                              March 31,
                                                              ------------------------                ------------------------
                                                              2003                2002                2003                2002
                                                              ----                ----                ----                ----
         Revenues                                               100%                100%                100%                100%
                                                               ----                ----                ----                ----
         Operating costs and expenses:
            Service and operating                              57.6                55.8                58.5                56.9
            Selling, general and administrative                17.9                17.1                18.6                18.9
            Amortization of intangible assets                   2.0                 1.4                 1.9                 1.5
            Restructuring charges                                --                  --                 1.7                 1.0
                                                               ----                ----                ----                ----
         Total operating costs and expenses                    77.5                74.3                80.7                78.3
                                                               ----                ----                ----                ----
         Operating earnings                                    22.5                25.7                19.3                21.7
         Interest income                                        0.1                 0.3                 0.2                 0.5
         Interest expense                                      (1.8)               (1.7)               (1.9)               (1.8)
                                                               ----                ----                ----                ----
         Income before income taxes                            20.8                24.3                17.6                20.4
         Income taxes                                           7.5                 9.3                 6.5                 7.9
                                                               ----                ----                ----                ----
         Net income                                            13.3%               15.0%               11.1%               12.5%
                                                               ====                ====                ====                ====

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2003 WITH THE THREE MONTHS ENDED MARCH 31, 2002.

         Revenues increased 11.0% from $220.5 million for the three months ended March 31, 2002 to $244.8 million for the three months ended March 31, 2003. This growth was derived from sales to new clients, existing client growth, cross sales to existing clients and revenues from acquired businesses. Internal revenue growth approximated 2% for the three months ended March 31, 2003 over the same period last year.

         Service and operating expenses increased 14.7% from $123.0 million for the three months ended March 31, 2002 to $141.1 million for the three months ended March 31, 2003 and increased as a percentage of revenues from 55.8% to 57.6%. The dollar increase resulted from additional costs associated with greater revenues. The increase as a percentage of revenues resulted from business acquisitions and changes in the mix of the Company's business.

         Selling, general and administrative expenses increased 16.7% from $37.6 million during the three months ended March 31, 2002 to $43.9 million for the three months ended March 31, 2003 and increased as a percentage of revenues from 17.1% to 17.9%. The dollar increase resulted from additional costs associated with greater revenues.

         Amortization of intangible assets increased $1.6 million for the three months ended March 31, 2003 over the same period last year due to a higher level of intangible assets associated with recently acquired businesses.

         Interest income decreased $0.4 million for the three months ended March 31, 2003 over the same period last year due to lower interest rates and reduced levels of interest-bearing assets.

         Interest expense increased $0.6 million for the three months ended March 31, 2003 over the same period last year primarily due to the interest costs associated with a higher level of outstanding borrowings under the Company's revolving credit facility.

         The income tax provision of $18.3 million for the three months ended March 31, 2003 decreased from $20.4 million for the three months ended March 31, 2002 due to lower taxable income and lower effective tax rate. The provision represents an effective tax rate of 36.0% and 38.1% for the periods ended March 31, 2003 and 2002, respectively. The reduced effective tax rate is primarily attributable to the impact of lower tax rates in foreign tax jurisdictions for recently acquired businesses and to recently enacted tax law changes that caused the Company to lower its estimate of the annual effective tax rate for fiscal 2003 from 37.5% to 37.0%.

         Operating earnings, before amortization of intangibles, resulted in margins of 24.4% and 27.2% for the three months ended March 31, 2003 and 2002, respectively. The margin decline was generally due to changes in the mix of business, the overall economic downturn that adversely impacted the Company's Investment Services segment, and the decline in sales of high-end insurance products and securities-related educational materials in the Insurance and Education Services segment.

COMPARISON OF THE NINE MONTHS ENDED MARCH 31, 2003 WITH THE NINE MONTHS ENDED MARCH 31, 2002.

         Revenues increased 12.5% from $627.0 million for the nine months ended March 31, 2002 to $705.2 million for the nine months ended March 31, 2003. This growth was derived from sales to new clients, existing client growth, cross sales to existing clients and revenues from acquired businesses.

         Service and operating expenses increased 15.6% from $357.0 million for the nine months ended March 31, 2002 to $412.8 million for the nine months ended March 31, 2003 and increased as a percentage of revenues from 56.9% to 58.5%. The dollar increase resulted from additional costs associated with greater revenues. The increase as a percentage of revenues resulted from business acquisitions and changes in the mix of the Company's business.

         Selling, general and administrative expenses increased 10.8% from $118.3 million during the nine months ended March 31, 2002 to $131.1 million for the nine months ended March 31, 2003 and decreased as a percentage of revenues from 18.9% to 18.6%. The dollar increase resulted from additional costs associated with greater revenues.

         Amortization of intangible assets increased $4.3 million for the nine months ended March 31, 2003 over the same period last year due to a higher level of intangible assets associated with recently acquired businesses.

         Interest income decreased $2.0 million for the nine months ended March 31, 2003 over the same period last year due to lower interest rates and reduced levels of interest-bearing assets.

         Interest expense increased $1.9 million for the nine months ended March 31, 2003 over the same period last year primarily due to the interest costs associated with a higher level of outstanding borrowings under the Company's revolving credit facility.

         The income tax provision of $45.6 million for the nine months ended March 31, 2003 decreased from $49.1 million for the nine months ended March 31, 2002 due to lower taxable income and a lower effective tax rate. The provision represents an effective tax rate of 36.9% and 38.5% for the periods ended March 31, 2003 and 2002, respectively. The reduced effective tax rate is primarily attributable to the impact of lower tax rates in foreign tax jurisdictions for recently acquired businesses and to recently enacted tax law changes that caused the Company to lower its estimate of the annual effective tax rate for fiscal 2003 from 37.5% to 37.0%.

         Operating earnings, before amortization of intangibles and restructuring charges, resulted in margins of 22.9% and 24.2% for the nine months ended March 31, 2003 and 2002, respectively. The margin decline was generally due to changes in the mix of business, the overall economic downturn that adversely impacted the Company's Investment Services segment, and the decline in sales of high-end insurance products and securities-related educational materials in the Insurance and Education Services segment.

         The Company recorded pre-tax restructuring charges of $12.1 million and $6.5 million during the nine months ended March 31, 2003 and 2002, respectively. The restructuring charges relate to the integration, consolidation and relocation of certain business operations, primarily as a result of acquisition activity and the downsizing of certain areas in the investment, insurance, education, and check imaging businesses in fiscal 2003. The restructuring charge in the fiscal first quarter of 2003 includes a provision of $7.2 million for severance-related costs for approximately 300 employees and $4.9 million for facility closure and related costs. At March 31, 2003, the remaining accrual amounts to $3.5 million and it is anticipated that all severance-related amounts and a substantial portion of the facility-related amounts will be expended by the end of the current fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2003, the Company had cash and cash equivalents of $91.9 million and negative working capital of $22.3 million. At March 31, 2003, the Company had outstanding borrowings of $198.0 million against its $300 million revolving credit facility. The credit facility bears interest at LIBOR plus a margin of 0.65%, resulting in a weighted average interest rate of 2.0% on all outstanding borrowings under the facility at March 31, 2003. The facility is used to support the Company's working capital requirements and fund the Company's future acquisitions. The facility expires June 30, 2004.

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

         At March 31, 2003, the Company had $2.3 million outstanding in letters of credit and $300 million of outstanding 4% convertible subordinated notes due March 2006. The Company's debt ratio (total debt/total debt plus equity) is 0.40 to 1.00 at March 31, 2003, and the Company's maximum debt ratio may not exceed .50 to 1.00 under the terms of the revolving credit facility, as amended.

         Accounts receivable represented 46 and 50 days sales outstanding (DSO) at March 31, 2003 and June 30, 2002, respectively, based on quarterly revenues. The improvement in DSO is attributable to the Company's ongoing efforts to actively pursue collection of aged receivables and to establish billing and payment terms that are more favorable to the Company. The calculation of DSO for accounts receivable excludes insurance premiums and commissions receivable arising from the Company's insurance-related businesses. DSO is less relevant for this type of receivable because it includes premiums that are ultimately remitted to the insurer and not recognized as revenue. Additionally, certain life insurance commissions due from the insurance carriers have customary collection terms of up to twelve months.

         For the nine months ended March 31, 2003, operating activities provided cash of $118.5 million. Investing activities used cash of $186.3 million, primarily for acquisition-related payments of $126.4 million, capital expenditures of $33.8 million, and purchases of intangibles of $23.9 million. Financing activities provided cash of $81.3 million, primarily comprised of net proceeds from short-term borrowings of $105.0 million, offset by repurchases of common stock of $33.4 million.

         At its August 15, 2002 meeting, the Board of Directors authorized a new stock buy-back program of up to $100 million to supersede and replace the prior program effective upon completion of an amendment to the Company's revolving credit facility modifying certain stock buy-back provisions. The amendment to the credit facility became effective on September 24, 2002. Through that date, the Company had purchased a total of approximately 4.25 million shares of its common stock under the prior stock buy-back program for $70.4 million. Between September 24, 2002 and March 31, 2003, the Company purchased an additional 0.3 million shares for $4.8 million under the new stock buy-back program. Purchases have occurred and are expected to continue to occur from time-to-time in the open market to offset the possible dilutive effect of shares issued under employee benefit plans, for possible use in future acquisitions, and for general and other corporate purposes.

SEGMENT INFORMATION

         The following table sets forth operating revenue and operating income by business segment and for corporate operations for the three and nine months ended March 31, 2003 and 2002. Restructuring charges are excluded from the operating results of the segment for a better understanding of the underlying performance of each segment.

                                                                                 (in thousands)
                                                               Three Months Ended                         Nine Months Ended
                                                                    March 31,                                  March 31,
                                                        -------------------------------             -------------------------------
                                                           2003                  2002                  2003                  2002
                                                        ---------             ---------             ---------             ---------
         Operating revenue:
            Investment Services                         $ 125,050             $ 112,060             $ 367,847             $ 325,143
            Insurance and Education Services               63,761                57,072               178,290               156,072
            Information Services                           55,965                51,407               159,095               145,763
                                                        ---------             ---------             ---------             ---------
              Total operating revenue                   $ 244,776             $ 220,539             $ 705,232             $ 626,978
                                                        =========             =========             =========             =========

         Operating income (loss):
            Investment Services                         $  20,167             $  20,029             $  54,123             $  52,954
            Insurance and Education Services               24,154                26,770                67,561                66,285
            Information Services                           15,779                14,681                42,009                38,506
            Corporate                                      (5,101)               (4,717)              (15,757)              (15,218)
                                                        ---------             ---------             ---------             ---------
              Total operating income                    $  54,999             $  56,763             $ 147,936             $ 142,527
                                                        =========             =========             =========             =========

         Internal revenue growth (excluding acquisitions) for Investment Services, Insurance and Education Services, and Information Services approximated 2%, (6)%, and 9%, respectively, during the three months ended March 31, 2003 over the same period last year. A substantial portion of the Company's revenues are recurring in nature and are derived from long-term customer contracts with terms that generally average from three to five years. The Company believes the contractual nature of its business and its historical contract renewal experience generally provide a high level of stability and predictability to the amount and timing of its recurring revenue stream. The Company's internal revenue growth approximated 4% for the nine months ended March 31, 2003 over the same period last year. The Company expects to achieve an overall annual internal growth rate of 3% to 5% in fiscal 2003 and 8% to 10% in fiscal 2004, subject to continuing stability and moderate improvement in the capital markets. The annual internal growth rate, by segment, in fiscal 2004 is expected to be approximately 5% to 9% for Investment Services, 8% to 12% for Insurance and Education Services, and 8% to 10% for Information Services. Factors that are expected to contribute to the improved growth in the Investment Services and Insurance and Education Services business segments include recently signed new business in both segments and the anniversary of comparisons to the strong sales of high-end insurance products that occurred in fiscal 2002 in the Insurance Services division.

         Revenue in the Investment Services business segment increased $13.0 million, or 11.6%, during the three months ended March 31, 2003, over the same period last year. The revenue increase was due to recent acquisitions and internal growth of approximately 2%. Operating income in the Investment Services business segment increased $0.1 million, or 0.7%, during the fiscal third quarter. Operating margins were 16.1% and 17.9% for the three months ended March 31, 2003 and 2002, respectively. The margin primarily decreased due to the adverse impact that the overall market decline had on revenue derived from equity-based funds under administration in the Fund Services division.

         Revenue in the Insurance and Education Services business segment increased $6.7 million, or 11.7%, during the three months ended March 31, 2003, over the same period last year. The revenue increase was due to acquisitions offset by a decline in internal revenue of 6%. The decrease in internal revenue was due to the decline in sales of high-end products in the Insurance Services division and the adverse impact of the overall economic downturn on sales of securities-related educational materials in the Education Services division. Operating income in the Insurance and Education Services business segment decreased $2.6 million, or 9.8%, during the fiscal third quarter. Operating margins were 37.9% and 46.9% for the three months ended March 31, 2003 and 2002, respectively. Margins decreased in the fiscal third quarter primarily due to the same factors that resulted in the decline in internal revenue.

         Revenue in the Information Services business segment increased $4.6 million, or 8.9%, during the three months ended March 31, 2003, over the same period last year. The revenue increase was due to sales to new clients, existing client growth, and cross sales of ancillary products and services to existing clients. Operating income in the Information Services business segment increased $1.1 million, or 7.5%, during the fiscal third quarter. Operating margins were 28.2% and 28.6% for the three months ended March 31, 2003 and 2002, respectively.

         Corporate operations represent charges for the Company's human resources, legal, accounting and finance functions, and various other unallocated overhead charges.

         Assets by business segment and for corporate operations at March 31, 2003 and June 30, 2002 are presented below (in thousands):

                                                      March 31,             June 30,
                                                        2003                  2002
                                                     ----------            ----------
         Investment Services                         $  597,182            $  567,604
         Insurance and Education Services               713,738               488,244
         Information Services                           136,882               133,444
         Corporate                                       40,840                56,859
                                                     ----------            ----------
           Total assets                              $1,488,642            $1,246,151
                                                     ==========            ==========

         Assets increased approximately 46% in the Insurance and Education Services segment primarily as a result of the five acquisitions consummated during the nine months ended March 31, 2003.

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

         The risks, uncertainties and assumptions include: achieving planned revenue growth in each of the Company's business units; renewal of material contracts in the Company's business units consistent with past experience; successful and timely integration of significant businesses acquired by the Company and realization of anticipated synergies; increasing price, products, and services competition by U.S. and non-U.S. competitors, including new entrants; changes in U.S. and non-U.S. governmental regulations; the timely implementation of the Company's restructuring program and financial plans; general U.S. and non-U.S. economic and political conditions, including the global economic slowdown and interest rate and currency exchange rate fluctuation; continuing development and maintenance of appropriate business continuity plans for the Company's processing systems; absence of consolidation among client financial institutions or other client groups; timely conversion of new customer data to the Company's platforms; attracting and retaining qualified key employees; no material breach of security of any of the Company's systems; control of costs and expenses; continued availability of financing, and financial resources on the terms required to support the Company's future business endeavors; the mix of products and services; compliance with the covenants and restrictions of the Company's bank credit facility and convertible subordinated notes indenture; and the outcome of pending and future litigation and governmental or regulatory proceedings.

         These are representative of the risks, uncertainties and assumptions that could affect the outcome of the forward-looking statements. In addition, such statements could be affected by general industry and market conditions and growth rates, and other future events.

RECENT ACCOUNTING PRONOUNCEMENTS

         In December 2002, the Financial Accounting Standards Board (FASB) issued FAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." FAS 148 amends FAS 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FAS 148 amends the disclosure requirements of FAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company is currently evaluating the possibility of changing its method of accounting for stock-based employee compensation from the intrinsic value method to the fair value based method in fiscal 2004. The additional information required by FAS 148 has been included in footnote 1 to the condensed consolidated financial statements.

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

                                     PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A)      EXHIBITS

                  Exhibit 99 - Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

          (B)     REPORTS ON FORM 8-K

                  A current report on Form 8-K, dated April 8, 2003, was filed with the Securities and Exchange Commission on April 8, 2003 (Item 7 and information required by Item 12 furnished under Item 9 pursuant to SEC interim filing guidance dated March 27,
                  2003) to report on the announcement of updated earnings guidance for the fiscal quarter ended March 31, 2003 and the fiscal year ended June 30, 2003.

                  A current report on Form 8-K, dated April 22, 2003, was filed with the Securities and Exchange Commission on April 22, 2003 (Item 7 and information required by Item 12 furnished under Item 9 pursuant to SEC interim filing guidance dated March 27,
                  2003) to report on the announcement of the Company's financial results for the fiscal quarter ended March 31, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  THE BISYS GROUP, INC.



Date:  May 13, 2003               By:   /s/ Andrew C. Corbin
      ---------------                   -------------------------------------

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

Date: May 13, 2003
                                         /s/ Dennis R. Sheehan
                                         --------------------------------------
                                         Dennis R. Sheehan
                                         President and Chief Executive Officer

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

Date: May 13, 2003
                                            /s/ Andrew C. Corbin
                                            ---------------------------------
                                            Andrew C. Corbin
                                            Executive Vice President
                                            and Chief Financial Officer

                              THE BISYS GROUP, INC.
                                  EXHIBIT INDEX

Exhibit No.                                                                                             Page

         (99)     Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant
                  to Section 906 of Sarbanes-Oxley Act of 2002............................................24