Form 10-K
period 2003-06-30
BISYS GROUP INC
filed 2003-09-19
CIK 883587

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 2003.
                                       OR
[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM     TO    .

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [ ]

         Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of December 31, 2002: $1,858,851,113.

         State the aggregate market value of voting stock held by non-affiliates of the Registrant as of September 18, 2003: $2,019,672,796.

         Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of September 18, 2003: 120,049,729 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Registrant's Fiscal 2003 Annual Report to Shareholders incorporated by reference in Part I, II and IV herein; portions of the Registrant's definitive Proxy Statement for its November 13, 2003 Annual Meeting of Stockholders incorporated by reference in Part III herein.

                              THE BISYS GROUP, INC.
                                    FORM 10-K
                                  JUNE 30, 2003

                                                                                                      PAGE
                                                                                                      ----
Part I

  Item 1.     Business.............................................................................     1
  Item 2.     Properties...........................................................................    14
  Item 3.     Legal Proceedings....................................................................    15
  Item 4.     Submission of Matters to a Vote of Security Holders..................................    15

Part II

  Item 5.     Market for the Registrant's Common Equity and Related Stockholder Matters............    15
  Item 6.     Selected Financial Data..............................................................    15
  Item 7.     Management's Discussion and Analysis of Financial Condition and Results of
                  Operations.......................................................................    16
  Item 7A.    Quantitative and Qualitative Disclosures About Market Risk...........................    16
  Item 8.     Financial Statements and Supplementary Data..........................................    16
  Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial
                  Disclosure.......................................................................    16
  Item 9A.        Controls and Procedures .........................................................    16

Part III

  Item 10.    Directors and Executive Officers of the Registrant...................................    16
  Item 11.    Executive Compensation...............................................................    16
  Item 12.    Security Ownership of Certain Beneficial Owners and Management.......................    16
  Item 13.    Certain Relationships and Related Transactions.......................................    16

Part IV

  Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.....................    17

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         This report and the documents incorporated by reference in this report contain "forward-looking statements" within the meaning of the securities laws. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond our control. All statements other than statements of historical facts included or incorporated by reference in this report, regarding our strategy, future operations, financial position, estimated revenues, projected costs, prospects, and plans and objectives of management are forward-looking statements. When used in this report or incorporated by reference herein, the words "will," "believe," "anticipate," "intend," "estimate," "expect," "project," "plan," "target" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this report. We do not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this report and in documents incorporated by reference herein are reasonable, we can give no assurance that such plans, intentions or expectations will be achieved. Factors that could cause our results to materially differ from our expectations include, but are not limited to, those factors set forth in this report under Item 1 "Business - Risk Factors." The cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf. Unless otherwise indicated, all statistical information provided is as of June 30, 2003.

                                     PART I

ITEM I. BUSINESS.

         The BISYS(R) Group, Inc., together with its wholly owned subsidiaries, supports more than 20,000 financial institutions and corporate clients with products and services provided through three principal business groups: BISYS Investment Services, BISYS Insurance and Education Services, and BISYS Information Services. We distribute and administer approximately 2,100 mutual funds, hedge funds, private equity funds and other investment products representing more than $650 billion in assets under contract; provide retirement plan recordkeeping services to more than 15,000 companies in partnership with 40 of the nation's leading bank and investment management companies; support approximately 400,000 employers and four million IRA holders with ERISA plan documents and ancillary services; provide life and commercial property/casualty insurance distribution solutions, professional certification training and continuing education, and licensing and compliance-related products and services; and provide information processing and check imaging solutions to approximately 1,450 banks, insurance companies and corporations nationwide.

         We seek to be our clients' single source for our offered outsourcing solutions and to improve their performance, profitability and competitive position. We endeavor to expand the scope of our services through focused account management, emphasizing services with recurring revenues and long-term contracts. We increase our business base through (i) organic growth of our clients, (ii) sales of additional products and services to existing clients,
(iii) direct sales to new clients, and (iv) acquisitions of businesses that provide similar and/or complementary outsourcing solutions to financial organizations and other customers.

         We were organized in August 1989 to acquire certain banking and thrift data processing operations of Automatic Data Processing, Inc. ("ADP"). Our initial business was established in 1966 by United Data Processing, Inc., the predecessor of the banking and thrift information processing operations of ADP. Together with our predecessors, we have been providing outsourcing solutions to the financial services industry for more than 37 years. We are incorporated under the laws of Delaware, and our principal executive offices are located at 90 Park Avenue, New York, New York 10016 (telephone 212-907-6000).

         Since our founding in 1989, we have completed more than 40 acquisitions as part of our strategic growth plan. During the last fiscal year, we acquired the following businesses, which now operate as part of BISYS Insurance and Education Services:

         September 2002 - First Northern Financial Resources, Inc., a Minnesota-based insurance brokerage firm, increasing our market share and potential in the North Central United States;

         December 2002 - Select Insurance Marketing Corporation, a West Coast-based long-term care insurance brokerage firm, expanding our long-term care insurance product offering and increasing our geographical presence and potential on the West Coast;

         December 2002 - Career Brokerage, Inc., a New York-based insurance brokerage firm, increasing our market share and potential in New York and broadening our portfolio of insurance products;

         March 2003 - Capital Synergies, Inc., an insurance brokerage firm, increasing our market presence and potential in strategic geographical areas, including San Francisco, Chicago, Indianapolis, Baltimore, Columbus, Philadelphia and Seattle;

         March 2003 - Tri-City Insurance Brokerage, Inc. and affiliated companies, a wholesale provider of commercial lines property/casualty insurance products, enabling our entrance into the property/casualty insurance marketplace; and

         May 2003 - Landau Financial Services, Inc., a Philadelphia-based insurance brokerage firm, increasing our market share and potential in the Northeast and in the impaired risk insurance marketplace.

BUSINESS STRATEGY

         Financial organizations today are challenged to compete more effectively, improve productivity and maximize profits during periods of both economic growth and decline. We provide viable alternatives for automating critical tasks and functions, and provide specific expertise and experience to financial organizations. Through our outsourcing solutions, we assist clients in achieving operational and economic benefits, and provide our clients with opportunities to generate incremental revenues.

         Our objectives are to increase our client base and to expand the services we offer to them. We seek to be the premier, full-service outsourcing business partner focused on enhancing our clients' growth, profits and performance. We seek to build value for our shareholders by consistently increasing both revenues and earnings per share, through a combination of organic growth from existing clients, cross sales to existing clients, sales to new clients and strategic acquisitions. Five key principles have guided us since our formation and continue to shape our strategy for growth:

         FOCUS ON CLIENT SERVICE. We seek to thoroughly understand the converging financial services industry and proactively respond to our clients' evolving support requirements. Our industry-recognized client service and rewarding levels of client satisfaction are based on decades of day-to-day experience, sophisticated support tools, and a company-wide commitment to strengthen every client relationship with unsurpassed service.

         GROW INTERNALLY AND SELL AGGRESSIVELY. We seek to sell our business process outsourcing solutions to new clients and cross sell additional products and services to our existing clients. We intend to continue to focus highly targeted sales initiatives on large and growing markets, and to introduce new business solutions and processing capabilities that will enable our clients to retain and attract customers, and enter new markets.

         LEVERAGE BUSINESS AND PRODUCT SYNERGIES. We seek to leverage the inherent synergies among our business lines to capitalize on the opportunities generated by the converging segments of the financial services industry. We will continue to seek to acquire companies that provide complementary products and services, new clients and cross-sale opportunities, and expanded geographical presence and potential.

         LEVERAGE TECHNOLOGICAL ADVANCEMENTS. We seek to continue to enhance our outsourcing platforms by integrating leading-edge products, services and technologies. We will continue to seek to leverage the tremendous power of the Internet to revolutionize how we support global clients and deliver products, services and vital information.

         OPTIMIZE HUMAN RESOURCES. We value the contribution of our associates who represent every business and technical discipline in the financial services industry. We depend on their collective experience and expertise to sustain our industry leadership and growth.

         We provide our products and services principally through three major business groups: BISYS Investment Services, BISYS Insurance and Education Services, and BISYS Information Services. These business groups are separately managed, strategic business units and are reported as operating segments. Certain of the business segment information required to be included herein is incorporated herein by reference to Note 16 of our consolidated financial statements included in our 2003 Annual Report to Shareholders (the "Annual Report") on pages 38 and 39. Portions of the Annual Report incorporated by reference in this report are included in this report as Exhibit 13.

BISYS INVESTMENT SERVICES

         Our Investment Services group provides a broad array of investment services, including mutual fund, hedge fund, private equity fund and retirement plan services.

         We support approximately 100 domestic and offshore mutual fund clients, representing more than 1,500 registered and non-registered funds, and more than $575 billion in assets. Our fund services include administration and accounting, transfer agency and shareholder services, compliance and regulatory support, and marketing and distribution solutions. Through our Financial Research Corporation (FRC) subsidiary, we also provide the market analytics, research and consulting services financial services firms need to develop and distribute competitive products and services.

         We are a leading global hedge fund administrator, supporting more than 400 hedge funds, funds of hedge funds and other alternative investments, representing approximately $60 billion in assets. Our full-service hedge fund solution includes fund accounting and valuation, investor and transfer agency services, director and corporate secretarial services, and legal, compliance, and tax support.

         We are also a leading provider of accounting, administration, advisory and tax services for private equity funds, supporting more than 225 funds with invested capital of approximately $17 billion.

         Through our relationships with 40 institutional clients, we support more than 15,000 small and mid-size retirement plans and their approximately 1.3 million eligible employees. Our comprehensive retirement plan solution includes prototype plan design and maintenance, administration and recordkeeping, ERISA documents and forms, customized marketing and sales support, and staff training and development. In addition, we provide a turnkey administration and recordkeeping solution for owner-only Individual(k) plans, and support 13 institutional clients and approximately 850 Individual(k) plans. We also support approximately 400,000 employers and four million IRA holders with ERISA documents and ancillary services, and train approximately 12,000 industry professionals annually.

BISYS INSURANCE AND EDUCATION SERVICES

         Our Insurance and Education Services group provides an overall solution for life insurance and commercial property/casualty insurance distribution, and financial services education and licensing automation.

         We are a leading independent distributor of life insurance and provider of the support services required to sell multiple lines of life-related insurance and annuity products and services. We distribute the products of approximately 200 of the most highly rated insurance companies through approximately 100,000 career and independent insurance agents and financial services professionals. The insurance companies manufacture the insurance products and assume the underwriting risk and full responsibility for the policy benefits, while the agents and financial services professionals work directly with consumers. We support the entire sales process for term and fixed universal life, variable life, long-term care, disability and annuity products with a comprehensive suite of services, including agent licensing, contracting and continuing education, sales support, advanced case design, application processing, medical underwriting support, commission reconciliation, and policy owner services. We also provide a robust insurance administration system and advanced Internet-based capabilities designed to expedite the sales process.

         We are also a leading independent provider of commercial property/casualty insurance products. We distribute the products of approximately 60 property/casualty insurance companies through approximately 1,200 retail brokers and agents. We support the distribution process with complete sales and back-office support services. We specialize in insurance solutions for complex property and casualty risks, commercial and habitational real estate, such as apartment and condominium complexes, high-limit property capacity and property catastrophe, directors' and officers' liability, errors and omissions liability and employment practices liability.

         We provide training solutions for insurance and investment professionals, supporting compliance requirements at various stages of career development with more than 215 pre-licensing, continuing education and advanced designation courses. Financial services professionals have enrolled in more than 300,000 of our courses during the past year, which were delivered through traditional instructor-led and self-study programs, or through technology-based alternatives including interactive online and computer-based programs.

         Our suite of integrated products and services automates the complex insurance licensing and securities registration processes, and facilitates compliance with state and federal regulations. More than 600 insurance companies, broker-dealers and banks utilize our integrated, Internet-enabled products and services to automate and track the licensing process.

BISYS INFORMATION SERVICES

         Our Information Services group supports approximately 1,450 banks, insurance companies and corporations with information processing, asset retention solutions, specialized back-office services required to support corporate-sponsored cash management programs and check imaging solutions.

         Our comprehensive banking platform supports banks with integrated core deposit and lending, commercial and retail services, ATM and debit card processing, electronic and Internet-based banking, branch automation, customer relationship management, executive decision-support tools and document imaging. We also provide a complete imaging platform, enabling our clients to convert paper-based checks into digital or "virtual" checks and process them electronically.

         The American Bankers Association, through its Corporation for American Banking subsidiary, endorses both our core information processing solution and our check imaging platform on an exclusive basis as the recommended solutions for community banks.

         Our asset retention and corporate banking solutions leverage our traditional banking services to provide an industry-leading suite of outsourced solutions, including information and transaction processing, and call center services. These services enable life and property/casualty insurance companies to establish ongoing customer relationships with claimants and beneficiaries by offering personalized checking accounts and online debit and stored value cards as alternatives to lump sum payments. Our specialized back-office services also provide complete management for corporate-sponsored cash management programs. We currently enable life and property/casualty insurance companies and corporations to retain more than $13.5 billion in assets.

CONTRACTS

         We provide services to our clients, for the most part and wherever possible, on the basis of long-term contracts that renew for successive terms unless terminated by either party.

         In our Investment Services group, contracts for distribution services to mutual funds, as required by the Investment Company Act, provide that such contracts may continue for a period longer than two years only if such continuance is specifically approved at least annually by both a majority of the disinterested directors and either the other members of the board of directors or the holders of a majority of the outstanding shares of the fund. Our fee structure for mutual fund, hedge fund and private equity fund clients is, in some cases, based on the average net asset value or invested capital of the fund, subject to minimum charges, and in some cases consists of or includes account-based fees and other fixed charges. Our retirement services fee structure is generally based upon the number of eligible employees or participants in a plan subject to certain minimums, as well as position-based fees based on assets held in the retirement plans we service, and transaction fees. Our retirement services documents and forms are sold on a per unit or annual subscription basis, and our ERISA training and reference services are provided on a fee-for-service basis.

         In our Insurance and Education Services group, contracts with insurance carriers supplying products for our customers provide for compensation based on a percentage of premiums paid and transaction charges, and are generally cancelable on less than 90 days notice at the discretion of either party. We also maintain long-term contracts with the distribution arms of a number of insurance companies, producer groups, broker-dealers and banks to provide insurance products and services. Our insurance services fee structure is generally based on sharing with our clients a percentage of commissions and/or profits we receive. Our education services products are generally provided to customers on an "as needed" basis pursuant to long-term programs. Our fee structure for licensing solutions clients is generally based on the type of services provided and the number of insurance agents and registered representatives being serviced.

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

CLIENT BASE

         Our clients are located in all 50 states and several international locations, principally Western Europe, Bermuda and the Cayman Islands. We provide outsourcing solutions to commercial banks, mutual savings institutions, thrift organizations, mutual funds, hedge funds, private equity funds, insurance companies, insurance producer groups, corporate clients and other financial organizations, including investment counselors and brokerage firms. Total revenue from unaffiliated clients located outside the United States for fiscal 2001, 2002 and 2003 was approximately $29.3 million, $36.5 million and $65.5 million, respectively.

DISASTER RECOVERY SYSTEMS

         We have implemented business continuity and disaster recovery plans and procedures for each of our material processing platforms. The key restoration services include off-site storage and rotation of critical files, availability of third-party "hot sites" and telecommunications recovery capability. We continue to modify our business continuity and disaster recovery plans to reflect changes in our operating platforms. Our plans include provisions calling for periodic testing of the plans, in some cases, in cooperation with our clients.

SALES, MARKETING AND CLIENT SUPPORT

         We market our services directly to potential clients. In addition, we support insurance agents and companies, brokerage firms and other entities in their endeavors to gain new clients. We have more than 80 sales offices located throughout the United States.

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

         Our principal competitors are third-party administration firms, mutual fund companies, brokerage firms, insurance companies, distributors of insurance products, independent vendors of computer software and services, in-house departments, affiliates of financial institutions or large computer hardware manufacturers and processing centers owned and operated as user cooperatives. We believe that no single competitor provides the full range of products and services that we offer.

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

GOVERNMENT REGULATION

         Certain of our subsidiaries are registered as broker-dealers with the Securities and Exchange Commission ("SEC"). Much of the federal regulation of broker-dealers has been delegated to self-regulatory organizations, principally the National Association of Securities Dealers, Inc. ("NASD") and the national securities exchanges. Broker-dealers are subject to regulation which covers all aspects of the securities business, including sales methods, trading practices, use and safekeeping of customers' funds and securities, capital structure, recordkeeping and the conduct of directors, officers and employees. Additional legislation, changes in rules and regulations promulgated by the SEC, the Municipal Securities Rulemaking Board, the Office of the Comptroller of the Currency ("OCC"), the Federal Deposit Insurance Corporation ("FDIC"), the Federal Reserve Board ("FRB") and the self-regulatory organizations or changes in the interpretation of enforcement of existing laws, rules and regulations may also directly affect the mode of operations and profitability of broker-dealers. The SEC, the FRB, the self-regulatory organizations, state securities law administrators, the OCC and the FDIC may conduct regulatory proceedings for violations of applicable laws, rules and regulations. Such violations can result in disciplinary actions (such as censure, the imposition of fines, the issuance of cease-and-desist orders or the suspension or revocation of registrations, memberships or licenses of a broker-dealer or its officers, directors or employees), as well as civil and criminal penalties. The principal purpose of such regulations generally is the protection of the investing public and the integrity of securities markets, rather than protection of securities firms or their creditors or stockholders.

         In addition, our broker-dealer subsidiaries are subject to SEC Rule 15c3-1 (commonly known as the "Net Capital Rule"). The Net Capital Rule, which specifies the minimum amount of net capital required to be maintained by broker-dealers, is designed to measure the general financial integrity and liquidity of broker-dealers, and requires that a certain part of broker-dealers' assets be kept in relatively liquid form. Failure to maintain the required minimum amount of net capital may subject a broker-dealer to suspension or revocation of licenses, registration or membership with the New York Stock Exchange, Inc., the SEC, the NASD, and various state securities law administrators, and may ultimately require liquidation of the broker-dealer. Under certain circumstances, the Net Capital Rule also prohibits payment of cash dividends, redemption or repurchase of stock, distribution of capital and prepayment of subordinated indebtedness. Thus, compliance with the Net Capital Rule could restrict our ability to withdraw capital from our broker-dealer subsidiaries. At June 30, 2003, each of our broker-dealer subsidiaries met or exceeded the requisite net capital requirement. At June 30, 2003, our broker-dealer subsidiaries had aggregate net capital of approximately $9.4 million, which exceeded the requirements of the Net Capital Rule by approximately $8.1 million.

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

         Our offshore Fund Services, Hedge Fund Services and Private Equity Services operations are regulated by financial regulatory bodies in their respective jurisdictions. These operating platforms are examined periodically by such regulatory bodies and failure to comply with their rules and regulations can result in disciplinary actions (such as censure, the imposition of fines, the issuance of cease-and-desist orders, or the suspension or revocation of registrations, memberships or licenses of our offshore subsidiaries or its officers, directors or employees), as well as civil and criminal penalties. The principal purpose of such regulations generally is the protection of the investing public and the integrity of securities markets, rather than protection of securities firms or their creditors or stockholders.

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

         The USA PATRIOT Act and regulations promulgated thereunder impose certain requirements on our clients and certain of our businesses to establish anti-money laundering programs. These programs are required to include processes for verifying the identities of customers, identifying suspicious transactions and reporting such transactions to the appropriate governmental agency, preventing transactions with individuals in specifically designated countries and checking certain customer names against published lists of terrorist organizations. We are subject to similar laws and regulations in each of the foreign jurisdictions in which we act as a transfer agent.

EMPLOYEES

         As of June 30, 2003, we employed approximately 4,900 employees. None of our employees are represented by a union and there have been no work stoppages, strikes or organization attempts. We believe that our relations with our employees are good.

         The service nature of our businesses makes our employees an important corporate asset. Most of our employees are not subject to employment agreements, however, a limited number of executives of our operating subsidiaries have such agreements that were entered into in connection with the acquisition of their businesses.

AVAILABLE INFORMATION

         We maintain a website with the address www.bisys.com. We are not including the information contained on our website as part of, or incorporating it by reference into, this Annual Report on Form 10-K. We make available, free of charge, through our website, our Annual Report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission.

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

         A portion of our revenues in our Insurance and Education Services group are based on income tax-driven and estate planning-driven sales of life insurance and annuity products. Changes in laws, rules and regulations relating to income taxes and estate taxes could adversely affect this portion of our business.

OUR REVENUES AND EARNINGS ARE SUBJECT TO CHANGES IN THE SECURITIES MARKETS.

         A significant portion of our earnings are derived from fees based on the average daily market value of the assets we administer for our clients. Changes in interest rates or a substantial decline in the securities market could influence an investor's decision whether to invest or maintain an investment in an investment vehicle administered by us. As a result, fluctuations could occur in the amount of assets which we administer. If investors were to seek alternatives to those investment vehicles, it could have a negative impact on our revenues by reducing the amount of assets we administer. Changes in the securities markets could also have a negative impact on demand for our securities training and education products and services.

CONSOLIDATION IN THE BANKING AND FINANCIAL SERVICES INDUSTRY COULD ADVERSELY IMPACT OUR BUSINESS BY ELIMINATING THE NUMBER OF EXISTING AND POTENTIAL CLIENTS.

         There has been and continues to be merger, acquisition and consolidation activity in the banking and financial services industry. Mergers or consolidations of banks and financial institutions in the future could reduce the number of our clients or potential clients. A smaller market for our services could have a material adverse impact on our business and results of operations. Also, it is possible that the larger banks or financial institutions that result from mergers or consolidations could decide to perform some or all of the services themselves which we currently provide or could provide. If that were to occur, it could have a material adverse impact on our business and our results of operations.

OUR ACQUISITION STRATEGY SUBJECTS US TO RISKS, INCLUDING INCREASED DEBT, ASSUMPTION OF UNFORESEEN LIABILITIES AND DIFFICULTIES IN INTEGRATING OPERATIONS.

         Since our founding, we have acquired a number of other companies. We may make additional acquisitions. We cannot predict if or when any additional acquisitions will occur or whether they will be successful.

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

DISRUPTION OF OUR DISASTER RECOVERY PLANS AND PROCEDURES IN THE EVENT OF A CATASTROPHE COULD ADVERSELY AFFECT OUR OPERATIONS.

         We have made a significant investment in our infrastructure, and our operations are dependent on our ability to protect the continuity of our infrastructure against damage from catastrophe or natural disaster, breach of security, loss of power, telecommunications failure or other natural or man-made events. A catastrophic event could have a direct negative impact on us or an indirect impact on us by adversely affecting our customers, the financial markets or the overall economy. While we have implemented business continuity and disaster recovery plans, it is impossible to fully anticipate and protect against all potential catastrophes. If our business continuity and disaster recovery plans and procedures were disrupted or unsuccessful in the event of a catastrophe, we could experience a material adverse interruption of our operations.

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

OUR STOCK PRICE HAS BEEN AND IS LIKELY TO CONTINUE TO BE VOLATILE.

         The market price of our common stock has been volatile. From July 1, 2002 to September 18, 2003, the last sale price of our common stock ranged from a low of $13.32 per share to a high of $32.20 per share.

FUTURE SALES OF OUR COMMON STOCK MAY DEPRESS OUR STOCK PRICE.

         Sales of a substantial number of shares of our common stock in the public market, or the appearance that such shares are available for sale, could adversely affect the market price for our common stock. As of August 29, 2003, we had 119,585,515 shares of common stock outstanding. As of August 29, 2003, we also had options to purchase 14,429,147 shares of our common stock outstanding, 8,516,096 shares of our common stock reserved for issuance pursuant to options available for issuance under our stock option plans and employee stock purchase plan, and 8,983,740 shares of our common stock reserved for issuance upon the conversion of our 4% Convertible Subordinated Notes due 2006.

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

ITEM 2. PROPERTIES.

         All of our principal properties are leased. We maintain offices throughout the United States and in the United Kingdom, Ireland, Guernsey, Luxembourg and Bermuda. Our principal data centers and operating centers are located in:

     -   Birmingham, Alabama (Information Services);

     -   San Francisco, California (Insurance and Education Services);

     -   Atlanta, Georgia (Insurance and Education Services);

     -   Lombard, Illinois (Information Services);

     -   Indianapolis, Indiana (Insurance and Education Services);

     - Boston, Massachusetts (Investment Services and Insurance and Education Services);

     -   Brainerd, Minnesota (Investment Services);

     -   Cherry Hill, New Jersey (Information Services);

     -   New York, New York (Corporate Headquarters and Investment Services);

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

ITEM 3. LEGAL PROCEEDINGS.

         Our Insurance Services division is involved in litigation with a West Coast-based distributor of life insurance products, with which we had a former business relationship. We intend to continue to vigorously defend the claims asserted and have asserted a number of counterclaims. We believe that we have adequate defenses against claims arising in such litigation and that the outcome of this matter will not have a material adverse effect upon our financial position, results of operations or cash flows.

         We are also involved in other litigation arising in the ordinary course of business. We believe that we have adequate defenses and/or insurance coverage against claims arising in such litigation and that the outcome of these proceedings, individually or in the aggregate, will not have a material adverse effect upon our financial position, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matter was submitted to a vote of our security holders during the fourth quarter of fiscal 2003.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Certain of the information required by this Item 5 is incorporated herein by reference to page 40 of our 2003 Annual Report under the heading "Market Price Information" and Note 5 to our consolidated financial statements included therein. We have not paid or declared any cash dividends during our most recent two fiscal years. Portions of the Annual Report incorporated by reference in this report are included in this report as Exhibit 13.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         We do not have material exposure to market risk from derivative or non-derivative financial instruments. We do not utilize such instruments to manage market risk exposures or for trading or speculative purposes. We do, however, invest available cash and cash equivalents in highly liquid financial instruments with original maturities of three months or less. As of June 30, 2003, we had approximately $79.6 million of cash and cash equivalents invested in highly liquid debt instruments purchased with original maturities of three months or less, including $2.3 million of overnight repurchase agreements. We believe that potential near-term losses in future earnings, fair values and cash flows from reasonably possible near-term changes in the market rates for such instruments are not material to us.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The information required by this Item 8 is incorporated herein by reference to pages 23 through 40 of the Annual Report, included in this report as Exhibit 13.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

         We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports, filed pursuant to the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

         We carried out an evaluation as of June 30, 2003, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective. There have been no changes in the Company's internal control over financial reporting during the fiscal quarter ended June 30, 2003, that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

                                    PART III

         Pursuant to Instruction G(3) to Form 10-K, the information required by Items 10 through 13 of this report is incorporated by reference from our definitive proxy statement, which is expected to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our fiscal year.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a)(1) Financial Statements

         Our consolidated financial statements as of June 30, 2003 and 2002, and for each of the three years in the period ended June 30, 2003, together with the report of PricewaterhouseCoopers LLP dated July 29, 2003, are incorporated herein by reference to pages 23 through 40 of the Annual Report, included in this report as Exhibit 13.

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

  3.2 Amended and Restated By-Laws of The BISYS Group, Inc. (Incorporated by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2003.)

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

 10.1 Amended and Restated Deferred Compensation Plan, dated as of June 14, 2002. (Incorporated by reference to Exhibit 10.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2003.)

 10.2       Executive Life Insurance Plan (Incorporated by reference to Exhibit
            10.3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1998, Commission File No. 0-19922.)

 10.3 The BISYS Group, Inc. Executive Officer Annual Incentive Plan. (Incorporated by reference to Exhibit C to Registrant's proxy statement for its 1999 annual meeting of stockholders, Commission File No. 0-19922.)

 10.4 The BISYS Group, Inc. 1999 Equity Participation Plan. (Incorporated by reference to Exhibit B to Registrant's proxy statement for its 1999 annual meeting of stockholders, Commission File No. 0-19922.)

 10.5       BISYS 401(k) Savings Plan. (Incorporated by reference to Exhibit
            10.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1999, Commission File No. 0-19922.)

 10.6 The BISYS Group, Inc. Non-Employee Directors' Stock Option Plan, as amended (Incorporated by reference to Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1998, Commission File No. 0-19922.)

 10.7 Executive Loan Agreement (Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, Commission File No. 0-19922.)

 10.8 Credit Agreement (the "Credit Agreement") by and among The BISYS Group, Inc., the Lenders party thereto, The Chase Manhattan Bank, The First National Bank of Chicago, First Union National Bank and Fleet Bank, National Association, as co-Agents, and The Bank of New York, as Administrative Agent, with BNY Capital Markets, Inc., as Arranger, dated as of June 30, 1999, without exhibits. (Incorporated by reference to Exhibit 10.17 to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1999, Commission File No. 0-19922.)

 10.9 Amendment No. 1 to the Credit Agreement, dated as of September 28, 2000 (Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, Commission File No. 0-19922.)

10.10 Amendment No. 2 to the Credit Agreement, dated as of September 24, 2002 (Incorporated by reference to Exhibit 10.11 to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2003.)

10.11* Transition Services Agreement, dated as of October 30, 2002, by and between The BISYS Group, Inc. and Lynn J. Mangum.

  13*       Pages 18 - 40 of the Registrant's 2003 Annual Report to
            Shareholders.

  21*       List of significant subsidiaries of The BISYS Group, Inc.

  23*       Consent of PricewaterhouseCoopers LLP.

31.1*       Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*       Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

  32*       Section 1350 Certifications.

*Filed herewith.

         (b) Reports on Form 8-K

                  No Current Reports on Form 8-K were filed with the Securities and Exchange Commission during the fiscal quarter ended June 30, 2003. A Current Report on Form 8-K, dated July 29, 2003, was furnished to the Securities and Exchange Commission (Item 12 - Results of Operations and Financial Condition) to report the announcement of the Corporation's financial results for the fiscal quarter and fiscal year ended June 30, 2003.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            The BISYS Group, Inc.

Date: September 18, 2003                    By: /s/ Andrew C. Corbin
                                               ---------------------
                                                Andrew C. Corbin
                                                Executive Vice President and
                                                Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 18th day of September, 2003.

       Signature                                 Title
/s/ Dennis R. Sheehan        Director and Chief
------------------------     Executive Officer (Principal Executive Officer)
    (Dennis R. Sheehan)

/s/ Andrew C. Corbin         Executive Vice President and Chief Financial Officer
------------------------     (Principal Financial and Accounting Officer)
    (Andrew C. Corbin)

/s/ Lynn J. Mangum           Director and Chairman of the Board
------------------------
    (Lynn J. Mangum)

/s/ Denis A. Bovin           Director
------------------------
    (Denis A. Bovin)

/s/ Robert J. Casale         Director
------------------------
    (Robert J. Casale)

/s/ Thomas A. Cooper         Director
------------------------
    (Thomas A. Cooper)

/s/ Jay W. DeDapper          Director
------------------------
    (Jay W. DeDapper)

/s/ John J. Lyons            Director
------------------------
    (John J. Lyons)

/s/ Thomas E. McInerney      Director
------------------------
    (Thomas E. McInerney)

/s/ Joseph J. Melone         Director
------------------------
    (Joseph J. Melone)

                        INDEX TO EXHIBITS FILED HEREWITH

EXHIBIT NO. DESCRIPTION

10.11 Transition Services Agreement, dated as of October 30, 2002, by and between The BISYS Group, Inc. and Lynn J. Mangum.

   13       Pages 18 - 40 of the Registrant's 2003 Annual Report to
            Shareholders.

   21       List of significant subsidiaries of The BISYS Group, Inc.

   23       Consent of PricewaterhouseCoopers LLP

 31.1       Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

 31.2       Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

   32       Section 1350 Certifications