Form 10-Q
period 2003-09-30
BISYS GROUP INC
filed 2003-11-12
CIK 883587

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

YES [X]    NO [ ]

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED IN RULE 12b-2 OF THE EXCHANGE ACT).

YES [X]    NO [ ]

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE:

AS OF OCTOBER 31, 2003, THERE WERE 118,197,631 SHARES OF COMMON STOCK, PAR VALUE $0.02 PER SHARE, OF THE REGISTRANT OUTSTANDING.

                        This document contains 27 pages.

================================================================================

                              THE BISYS GROUP, INC.

                               INDEX TO FORM 10-Q



                                                                                                                  PAGE
                                                                                                                  ----
PART I.  FINANCIAL INFORMATION

              Item 1.  Financial Statements

                        Condensed Consolidated Statements of Income for the three months
                              ended September 30, 2003 and 2002                                                     3

                        Condensed Consolidated Balance Sheets as of September 30, 2003 and
                              June 30, 2003                                                                         4

                        Condensed Consolidated Statements of Cash Flows for the three months
                              ended September 30, 2003 and 2002                                                     5

                        Notes to Condensed Consolidated Financial Statements                                        6

              Item 2.  Management's Discussion and Analysis of Financial Condition and
                       Results of Operations                                                                       12

              Item 4.  Controls and Procedures                                                                     17

PART II.  OTHER INFORMATION

              Item 6.  Exhibits and Reports on Form 8-K                                                            18

SIGNATURES                                                                                                         19

EXHIBIT INDEX                                                                                                      20


                                     PART I

                          ITEM 1. FINANCIAL STATEMENTS

                     THE BISYS GROUP, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                         Three Months Ended
                                            September 30,
                                       ----------------------
                                         2003          2002
                                       ---------    ---------
Revenues                               $ 237,382    $ 227,344
                                       ---------    ---------
Operating costs and expenses:
   Service and operating                 152,512      135,549
   Selling, general and                   46,129       44,586
   administrative
   Amortization of intangible assets       5,806        4,272
   Restructuring, impairment and
   other charges                          12,624       12,079
                                       ---------    ---------
Total operating costs and expenses       217,071      196,486
                                       ---------    ---------
Operating earnings                        20,311       30,858
Interest income                              325          373
Interest expense                          (4,664)      (4,385)
                                       ---------    ---------
Income before income taxes                15,972       26,846
Income taxes                              11,161       10,067
                                       ---------    ---------
Net income                             $   4,811    $  16,779
                                       =========    =========
Basic earnings per share               $    0.04    $    0.14
                                       =========    =========
Diluted earnings per share             $    0.04    $    0.14
                                       =========    =========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                     THE BISYS GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                                   September 30,    June 30,
                                                                                      2003           2003
                                                                                   -----------    -----------
ASSETS
Current assets:
   Cash and cash equivalents                                                       $    76,475    $    79,558
   Restricted cash                                                                      23,745         26,603
   Accounts receivable, net                                                             94,532         96,237
   Insurance premiums and commissions receivable                                       149,999        169,780
   Deferred tax asset                                                                   13,655         13,655
   Other current assets                                                                 31,813         34,806
                                                                                   -----------    -----------
     Total current assets                                                              390,219        420,639
   Property and equipment, net                                                         106,642        107,152
   Goodwill                                                                            750,537        749,227
   Intangible assets, net                                                              199,376        206,036
   Other assets                                                                         40,517         43,839
                                                                                   -----------    -----------
     Total assets                                                                  $ 1,487,291    $ 1,526,893
                                                                                   ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Short-term borrowings                                                           $   163,000    $   172,000
   Accounts payable                                                                     25,759         21,518
   Insurance premiums and commissions payable                                           53,407         79,398
   Other current liabilities                                                           127,199        127,643
                                                                                   -----------    -----------
     Total current liabilities                                                         369,365        400,559
   Long-term debt                                                                      300,000        300,000
   Deferred tax liability                                                               40,785         37,247
   Other liabilities                                                                     3,227          4,026
                                                                                   -----------    -----------
     Total liabilities                                                                 713,377        741,832
                                                                                   -----------    -----------
Stockholders' equity:
   Common stock, $0.02 par value, 320,000,000 shares authorized, 120,743,385 and
   120,274,571 shares issued                                                             2,415          2,405
   Additional paid-in capital                                                          387,637        378,986
   Retained earnings                                                                   420,212        417,533
    Notes receivable from stockholders                                                 (10,776)       (10,776)
    Employee benefit trust, 369,207 and 344,207 shares                                  (6,007)        (5,676)
    Deferred compensation                                                                6,078          5,752
   Unearned compensation - restricted stock                                             (7,799)          --
   Accumulated other comprehensive loss                                                    (71)          (340)
    Treasury stock at cost, 1,141,056 and 141,118 shares                               (17,775)        (2,823)
                                                                                   -----------    -----------
     Total stockholders' equity                                                        773,914        785,061
                                                                                   -----------    -----------
     Total liabilities and stockholders' equity                                    $ 1,487,291    $ 1,526,893
                                                                                   ===========    ===========


The accompanying notes are an integral part of the condensed consolidated financial statements.

                     THE BISYS GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                     Three Months Ended
                                                                                        September 30,
                                                                                    --------------------
                                                                                      2003        2002
                                                                                    --------    --------
Cash flows from operating activities:
Net income                                                                          $  4,811    $ 16,779
Adjustments to reconcile net income to net cash provided by operating activities:
   Restructuring, impairment and other charges                                        12,624      12,079
   Depreciation and amortization                                                      13,978      11,922
   Deferred income tax provision                                                       2,325        --
   Change in operating assets and liabilities, net of effects from acquisitions       (7,306)    (23,976)
                                                                                    --------    --------
Net cash provided by operating activities                                             26,432      16,804
                                                                                    --------    --------
Cash flows from investing activities:

   Acquisitions of businesses, net of cash acquired                                   (1,943)     (9,961)
   Purchase of intangible assets                                                        --        (7,255)
   Capital expenditures                                                               (9,487)    (13,901)
   Change in other investments                                                         1,708        (906)
                                                                                    --------    --------
Net cash used in investing activities                                                 (9,722)    (32,023)
                                                                                    --------    --------
Cash flows from financing activities:
   Proceeds from short-term borrowings                                                16,000      81,000
   Repayment of short-term borrowings                                                (25,000)    (45,000)
   Proceeds from exercise of stock options                                             2,970       2,891
   Repurchases of common stock                                                       (13,763)    (33,410)
                                                                                    --------    --------
Net cash (used in) provided by financing activities                                  (19,793)      5,481
                                                                                    --------    --------
Net decrease in cash and cash equivalents                                             (3,083)     (9,738)
Cash and cash equivalents at beginning of period                                      79,558      78,371
                                                                                    --------    --------
Cash and cash equivalents at end of period                                          $ 76,475    $ 68,633
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

         BASIS OF PRESENTATION

         The condensed consolidated financial statements include the accounts of The BISYS Group, Inc. and its subsidiaries and have been prepared consistent with the accounting policies reflected in the 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission and should be read in conjunction therewith. The condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary to fairly state this information.

         RECLASSIFICATION

         Certain reclassifications have been made to the 2003 financial statements to conform to the 2004 presentation.

         INSURANCE PREMIUMS AND COMMISSIONS RECEIVABLE AND PAYABLE

         The Company has separately reflected receivables and payables arising from its insurance-related businesses on the accompanying condensed consolidated balance sheets. The captions "insurance premiums and commissions receivable" and "insurance premiums and commissions payable" include insurance premiums and commissions in the Company's property and casualty brokerage division and commissions from the Company's life insurance brokerage division. In its capacity as a property and casualty wholesale broker, the Company collects premiums from other agents and brokers and, after deducting its commissions, remits the premiums to the respective insurers.

         RESTRICTED CASH

         Unremitted insurance premiums are held in a fiduciary capacity and approximated $23.7 million and $26.6 million at September 30, 2003 and June 30, 2003, respectively. The period for which the Company holds such funds is dependent upon the date the agent or broker remits the payment of the premium to the Company and the date the Company is required to forward such payment to the insurer.

         STOCK-BASED COMPENSATION

         The Company accounts for its stock option, restricted stock and stock purchase plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, compensation expense has been recorded for restricted stock awards, and no expense has been recorded for the Company's other stock-based plans. The following table presents the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation."


                                                     Three Months Ended
                                                       September 30,
                                                  -----------------------
                                                    2003           2002
                                                  ---------    ----------
         Net income, as reported                  $   4,811    $   16,779
         Add: Stock-based employee compensation
            expense included in reported net
            income, net of related tax effects          165          --
         Deduct: Total stock-based employee
            compensation expense determined
            under fair value based method, net
            of related tax effects                   (4,096)       (4,762)
                                                  ---------    ----------
         Pro forma net income                     $     880    $   12,017
                                                  =========    ==========
         Earnings per share:
            Basic, as reported                    $    0.04    $     0.14
                                                  =========    ==========
            Basic, pro forma                      $    0.01    $     0.10
                                                  =========    ==========
            Diluted, as reported                  $    0.04    $     0.14
                                                  =========    ==========
            Diluted, pro forma                    $    0.01    $     0.10
                                                  =========    ==========


2.       USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The most significant estimates are related to the allowance for doubtful accounts, goodwill and intangible assets, revenue recognition, income taxes, contingencies, and restructuring, impairment and other charges.

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

3.       COMPREHENSIVE INCOME

         The components of comprehensive income are as follows (in thousands):


                                                   Three Months Ended
                                                     September 30,
                                                   -----------------
                                                     2003     2002
                                                   -------   -------
         Net income                                $ 4,811   $16,779
         Unrealized gain on investments                 12      --
         Foreign currency translation adjustment       257        69
                                                   -------   -------
           Total comprehensive income              $ 5,080   $16,848
                                                   =======   =======

4.       EARNINGS PER SHARE

         Basic and diluted EPS computations for the three months ended September 30, 2003 and 2002 are as follows (in thousands, except per share amounts):


                                                   Three Months Ended
                                                      September 30,
                                                   -------------------
                                                     2003       2002
                                                   --------   --------
         Basic EPS
         Net income                                $  4,811   $ 16,779
                                                   ========   ========
         Weighted average common shares
         outstanding                                119,805    119,535
                                                   ========   ========
         Basic earnings per share                  $   0.04   $   0.14
                                                   ========   ========

         Diluted EPS
         Net income                                $  4,811   $ 16,779
                                                   ========   ========
         Weighted average common shares
         outstanding                                119,805    119,535
         Assumed conversion of common shares
         issuable under stock-based compensation
         plans                                        1,662      3,112
                                                   --------   --------
         Weighted average common and common
         equivalent shares outstanding              121,467    122,647
                                                   ========   ========
         Diluted earnings per share                $   0.04   $   0.14
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

         Certain stock options were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of common shares during the period, as follows (in thousands, except per share amounts):


                                                         Three Months Ended
                                                           September 30,
                                                -----------------------------------
                                                      2003               2002
                                                ----------------   ----------------
         Number of options excluded                   6,380             5,704
         Option price per share                 $18.02 to $35.30   $25.15 to $35.30
         Average market price of common shares
         for the period                              $17.83             $24.45


5.       RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES

         For the three months ended September 30, 2003, the Company recorded pre-tax restructuring, impairment and other charges of $12.6 million. The charges relate to the integration, consolidation, and reorganization of certain business operations, particularly in the Company's European Fund Services division and the Insurance and Education Services group, and the recording of an estimated charge for litigation expenses.

         A summary of these items follows (in thousands):


         Restructuring charges     $ 5,462
         Impairment charges          4,515
         Litigation charges          2,647
                                   -------
           Total pre-tax charges   $12,624
                                   =======

         Restructuring charges of $5.5 million were comprised of severance totaling $4.2 million and lease termination costs of $1.3 million. Severance charges resulted from the termination of approximately 175 employees representing all levels of staffing.

         In connection with its restructuring activities, the Company recorded asset impairment charges of $4.5 million. Of these charges, $3.9 million relates to impairment of an intangible asset and other long-lived assets as a result of the Company's plan to restructure its European mutual fund services operations and to exit certain European locations during the calendar year 2004 following the acquisition of two of the Company's significant customers by acquirers with existing fund services capabilities. The Company also recorded an additional tax valuation allowance of $5.2 million for deferred tax assets associated with tax loss carryforwards arising from the European mutual fund services operations as the Company believes the deferred tax assets will not be realized.

         Based on recent internal Company analysis and discussions with counsel on the status of litigation matters, the Company recorded a charge of approximately $2.6 million related to breach of contract claims made by a former distributor of life insurance products. The amount of the charge includes an estimated resolution amount and actual legal fees incurred during the quarter. The Company, however, intends to continue to vigorously defend the claims asserted and has asserted a number of counterclaims.

         The following summarizes activity with respect to the Company's restructuring activities for the three months ended September 30, 2003 (in thousands):


         Expense provision
            Employee severance                                $4,189
            Facility closure                                   1,273
                                                              ------
                                                               5,462
                                                              ------
         Cash payments and other                               1,554
                                                              ------
         Remaining accrual at September 30, 2003
         Employee severance                                    2,896
         Facility closure                                      1,012
                                                              ------
                                                              $3,908
                                                              ------

         Additionally, an accrual of $1.3 million remains at September 30, 2003 from prior year's restructuring charge and relates to lease costs for facility closures.

         In connection with the aforementioned restructuring plans, certain severance costs approximating $3.5 million for an estimated 165 additional employees and contract termination costs of approximately $2.5 million are expected to be recognized throughout the remainder of fiscal 2004 in accordance with FAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities."

6.       INTANGIBLE ASSETS AND GOODWILL

         INTANGIBLE ASSETS

         At September 30, 2003, acquired intangible assets were comprised of the following (in thousands):


                                 Gross Carrying   Accumulated    Net Book
                                     Amount       Amortization     Value
                                    --------      ------------   --------
         Customer related           $189,555      $(36,229)      $153,326
         Noncompete agreements        42,451       (12,798)        29,653
         Other                        23,070        (6,673)        16,397
                                    --------      --------       --------
           Total                    $255,076      $(55,700)      $199,376
                                    ========      ========       ========


         At June 30, 2003, acquired intangible assets were comprised of the following (in thousands):


                                 Gross Carrying   Accumulated    Net Book
                                     Amount       Amortization     Value
                                    --------      ------------   --------
         Customer related           $190,917      $(32,618)      $158,299
         Noncompete agreements        42,451       (11,629)        30,822
         Other                        23,070        (6,155)        16,915
                                    --------      --------       --------
           Total                    $256,438      $(50,402)      $206,036
                                    ========      ========       ========


         All of the Company's acquired intangible assets are subject to amortization. Amortization expense for acquired intangible assets was $5.8 million for the three months ended September 30, 2003 and $18.8 million for the year ended June 30, 2003. Estimated annual amortization expense is $24.7 million in fiscal 2004, $24.4 million in fiscal 2005, $23.3 million in fiscal 2006, $22.1 million in fiscal 2007, and $21.3 million in fiscal 2008.

         In connection with the Company's plan to restructure its European fund services operations and exit certain European locations during the calendar year 2004, an impairment loss of $0.8 million was recognized during the three months ended September 30, 2003 for a customer-related intangible. The amount of the impairment loss represented the remaining net book value of the intangible at September 30, 2003. See Note 5.

         GOODWILL

         The changes in the carrying amount of goodwill by business segment for the three months ended September 30, 2003 are as follows (in thousands):


                                                 Investment         Insurance and      Information
                                                  Services        Education Services    Services        Total
                                                  --------        ------------------    --------      --------
                 Balance, July 1, 2003            $311,366            $402,471          $ 35,390      $749,227
                 Adjustments to previous
                 acquisitions                           --               1,310                --         1,310
                                                  --------            --------          --------      --------
                 Balance, September 30, 2003      $311,366            $403,781          $ 35,390      $750,537
                                                  ========            ========          ========      ========

7.       SEGMENT INFORMATION

         The following table sets forth operating revenue and operating income by business segment and for corporate operations for the three months ended September 30, 2003 and 2002. Additionally, restructuring, impairment and other charges are excluded from the operating results of the segment and presented separately for a better understanding of the underlying performance of each segment.


                                                              (in thousands)
                                                             Three Months Ended
                                                                 September 30,
                                                           -------------------------
                                                             2003             2002
                                                           ---------       ---------
         Operating revenue:
         Investment Services                               $ 128,171       $ 120,944
         Insurance and Education Services                     57,126          55,699
         Information Services                                 52,085          50,701
                                                           ---------       ---------
            Total operating revenue                        $ 237,382       $ 227,344
                                                           =========       =========
         Operating income (loss):
         Investment Services                               $  16,413       $  16,084
         Insurance and Education Services                      8,815          19,669
         Information Services                                 12,887          12,405
         Corporate                                            (5,180)         (5,221)
                                                           ---------       ---------
            Total operating income                         $  32,935       $  42,937
                                                           =========       =========
         Restructuring, impairment and other charges:
         Investment Services                               $   5,438       $   5,430
         Insurance and Education Services                      6,176           2,866
         Information Services                                    145           1,494
         Corporate                                               865           2,289
                                                           ---------       ---------
            Total restructuring, impairment
              and other charges                            $  12,624       $  12,079
                                                           =========       =========

8.       RESTRICTED STOCK

         Pursuant to the 1999 Equity Participation Plan, the Company provides for awards of restricted shares of the Company's common stock to key management employees. Restricted shares awarded under the plan are subject to certain transfer and forfeiture restrictions that lapse over a four-year vesting period. Awards for 468,814 restricted shares were granted during the first quarter of fiscal 2004 at a fair value of $17.13 per share. Unearned compensation expense related to the issuance of restricted shares is reported as a reduction of stockholders' equity on the accompanying condensed consolidated financial statements and compensation expense is recorded ratably over the four-year vesting period, during which the shares are subject to transfer and forfeiture restrictions, based on the fair value on the award date. Compensation expense related to the issuance of restricted shares approximated $0.3 million during the three months ended September 30, 2003.

9.       SUBSEQUENT EVENT

         On November 10, 2003, the Company acquired USA Insurance Group, Inc. (USAIG), a Florida-based managing general agency (MGA) serving the commercial property and casualty insurance marketplace. The acquisition of USAIG broadens the product and geographic reach of the Company's commercial property and casualty line of business and complements and significantly expands its MGA platform.

         The Company completed its acquisition of USAIG through the exchange of approximately 2.8 million shares of BISYS common stock held in treasury and $49.7 million cash for all of the equity interests of USAIG.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company provides outsourcing solutions to and through financial organizations. The following table presents the percentage of revenues represented by each item in the Company's condensed consolidated statements of income for the periods indicated:


                                                               Three Months Ended
                                                                  September 30,
                                                               -------------------
                                                                2003         2002
                                                               ------       ------
         Revenues                                              100.0%       100.0%
                                                               -----        -----
         Operating costs and expenses:
            Service and operating                               64.3         59.6
            Selling, general and administrative                 19.4         19.6
            Amortization of intangible assets                    2.4          1.9
            Restructuring, impairment and other charges          5.3          5.3
                                                                ----         ----
         Total operating costs and expenses                     91.4         86.4
                                                                ----         ----
         Operating earnings                                      8.6         13.6
         Interest income                                         0.1          0.1
         Interest expense                                       (2.0)        (1.9)
                                                                ----         ----
         Income before income taxes                              6.7         11.8
         Income taxes                                            4.7          4.4
                                                                ----         ----
         Net income                                              2.0%         7.4%
                                                                 ===          ===


COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2003 WITH THE THREE MONTHS ENDED SEPTEMBER 30, 2002.

         Revenues increased 4.4% from $227.3 million for the three months ended September 30, 2002 to $237.4 million for the three months ended September 30, 2003. This growth was derived largely from acquired businesses during the past twelve months. Internal revenue growth decreased approximately 2% for the three months ended September 30, 2003 over the same period last year primarily due to lower internal growth in the Life Insurance Services division.

         Service and operating expenses increased 12.5% from $135.5 million for the three months ended September 30, 2002 to $152.5 million for the three months ended September 30, 2003 and increased as a percentage of revenues from 59.6% to 64.3%. The dollar and percentage increase resulted from additional costs associated with greater revenues, a higher cost base in certain areas of the Life Insurance Services division and changes in the mix of the Company's business.

         Selling, general and administrative expenses increased 3.5% from $44.6 million during the three months ended September 30, 2002 to $46.1 million for the three months ended September 30, 2003 and decreased as a percentage of revenues from 19.6% to 19.4%. The dollar increase resulted from additional costs associated with greater revenues. The decrease as a percentage of revenues resulted from further utilization of existing general and administrative support resources.

         Amortization of intangible assets increased $1.5 million for the three months ended September 30, 2003 over the same period last year due to a higher level of intangible assets associated with recently acquired businesses and customer contracts.

         Interest expense increased $0.3 million for the three months ended September 30, 2003 over the same period last year primarily due to the interest costs associated with higher average borrowings under the Company's revolving credit facility.

         The income tax provision of $11.2 million for the three months ended September 30, 2003 increased from $10.1 million for the three months ended September 30, 2002, despite lower taxable income, due to recognition of an additional tax valuation allowance of $5.2 million for deferred tax assets associated with tax loss carryforwards from the European mutual fund services operations that are not expected to be realized. The provision represents an effective tax rate, excluding the impact of restructuring, impairment and other charges, of 37.25% and 37.5% for the periods ended September 30, 2003 and 2002, respectively. The decrease in the effective tax rate is primarily due to the mix of business in foreign tax jurisdictions.

         Operating earnings, before amortization of intangibles and restructuring, impairment and other charges, resulted in margins of 16.3% and 20.8% for the three months ended September 30, 2003 and 2002, respectively. The margin decrease was primarily due to a significant margin decline in the Insurance and Education Services segment as a result of a decline in internal revenue and a higher cost base in certain areas of the Life Insurance Services division.

         The Company recorded pre-tax restructuring, impairment and other charges of $12.6 million and $12.1 million during the three months ended September 30, 2003 and 2002, respectively. The fiscal 2004 restructuring charges relate to the integration, consolidation and reorganization of certain business operations, particularly in the Company's European Fund Services division and the Insurance and Education Services group.

         A summary of these items follows (in thousands):


        Restructuring charges             $   5,462
        Impairment charges                    4,515
        Litigation charges                    2,647
                                          ---------
          Total pre-tax charges           $  12,624
                                          =========

         Restructuring charges of $5.5 million were comprised of severance totaling $4.2 million and lease termination costs of $1.3 million. Severance charges resulted from the termination of approximately 175 employees representing all levels of staffing.

         In connection with its restructuring activities, the Company recorded asset impairment charges of $4.5 million. Of these charges, $3.9 million relates to impairment of an intangible asset and other long-lived assets as a result of the Company's plan to restructure its European mutual fund services operations and to exit certain European locations during the calendar year 2004 following the acquisition of two of the Company's significant customers by acquirers with existing fund services capabilities. The Company also recorded an additional tax valuation allowance of $5.2 million for deferred tax assets associated with tax loss carryforwards arising from the European mutual fund services operations as the Company believes the deferred tax assets will not be realized.

         Based on recent internal Company analysis and discussions with counsel on the status of litigation matters, the Company recorded a charge of approximately $2.6 million related to breach of contract claims made by a former distributor of life insurance products. The amount of the charge includes an estimated resolution amount and actual legal fees incurred during the quarter. The Company, however, intends to continue to vigorously defend the claims asserted and has asserted a number of counterclaims.

         The following summarizes activity with respect to the Company's restructuring activities for the three months ended September 30, 2003 (in thousands):


         Expense provision
            Employee severance                        $4,189
            Facility closure                           1,273
                                                      ------
                                                       5,462
                                                      ------
         Cash payments and other                       1,554
                                                      ------
         Remaining accrual at September 30, 2003
         Employee severance                            2,896
         Facility closure                              1,012
                                                      ------
                                                      $3,908
                                                      ------

         Additionally, an accrual of $1.3 million remains at September 30, 2003 from prior year's restructuring charge and relates to lease costs for facility closures.

         In connection with the aforementioned restructuring plans, certain severance costs approximating $3.5 million for an estimated 165 additional employees and contract termination costs of approximately $2.5 million are expected to be recognized throughout the remainder of fiscal 2004 and the first quarter of fiscal 2005 in accordance with FAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities."

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2003, the Company had cash and cash equivalents of $76.5 million and working capital of $20.9 million. At September 30, 2003, the Company had outstanding borrowings of $163.0 million against its $300 million revolving credit facility. The credit facility bears interest at LIBOR plus a margin of 0.65%, resulting in a weighted average interest rate of 2.0% on all outstanding borrowings under the facility at September 30, 2003. The facility is used to support the Company's working capital requirements and fund the Company's future acquisitions. The facility expires June 30, 2004, and the Company expects to renew the facility prior to its expiration.

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

         At September 30, 2003, the Company had $3.1 million outstanding in letters of credit and $300 million of outstanding 4% convertible subordinated notes due March 2006. The Company's debt ratio (total debt/total debt plus equity) is 0.37 at September 30, 2003, and the Company's maximum debt ratio may not exceed .50 under the terms of the revolving credit facility, as amended. At September 30, 2003, the Company is in compliance with all financial covenants required by the debt facility.

         Accounts receivable represented 45 and 44 days sales outstanding (DSO) at September 30, 2003 and June 30, 2003, respectively, based on quarterly revenues. The calculation of DSO for accounts receivable excludes insurance premiums and commissions receivable arising from the Company's insurance-related businesses. DSO is less relevant for this type of receivable because it includes premiums that are ultimately remitted to the insurer and not recognized as revenue. Additionally, certain life insurance commissions due from the insurance carriers have customary collection terms of up to twelve months.

         For the three months ended September 30, 2003, operating activities provided cash of $26.4 million. Investing activities used cash of $9.7 million, primarily for capital expenditures of $9.5 million. Financing activities used cash of $19.8 million, primarily comprised of repurchases of Company stock of $13.8 million, net repayments of short-term borrowings of $9.0 million, offset by exercises of stock options of $3.0 million.

         The Board of Directors has authorized a stock buy-back program of up to $100 million effective September 2002. Through September 30, 2003, the Company has purchased 1.6 million shares for $25.2 million under the stock buy-back program, leaving $74.8 million available for future purchases. Purchases have occurred and are expected to continue to occur from time to time in the open market to offset the possible dilutive effect of shares issued under employee benefit plans, for possible use in future acquisitions, and for general and other corporate purposes.

SEGMENT INFORMATION

         The following table sets forth operating revenue and operating income by business segment and for corporate operations for the three months ended September 30, 2003 and 2002. Restructuring, impairment and other charges are excluded from the operating results of the segment for a better understanding of the underlying performance of each segment.

                                                      (in thousands)
                                                     Three Months Ended
                                                         September 30,
                                                  -------------------------
                                                    2003             2002
                                                  ---------       ---------
         Operating revenue:
            Investment Services                   $ 128,171       $ 120,944
            Insurance and Education Services         57,126          55,699
            Information Services                     52,085          50,701
                                                  ---------       ---------
              Total operating revenue             $ 237,382       $ 227,344
                                                  =========       =========
         Operating income (loss):
            Investment Services                   $  16,413       $  16,084
            Insurance and Education Services          8,815          19,669
            Information Services                     12,887          12,405
            Corporate                                (5,180)         (5,221)
                                                  ---------       ---------
              Total operating income              $  32,935       $  42,937
                                                  =========       =========


         Internal revenue growth (excluding acquisitions) for Investment Services, Insurance and Education Services, and Information Services approximated 6%, (22)%, and 3%, respectively, during the three months ended September 30, 2003 over the same period last year. A substantial portion of the Company's revenues are recurring in nature and are derived from long-term customer contracts with terms that generally average from three to five years. The Company expects to achieve an overall annual internal growth rate of 3% to 5% in fiscal 2004.

         Revenue in the Investment Services business segment increased $7.2 million, or 6%, during the three months ended September 30, 2003, over the same period last year. The revenue increase was primarily due to the acquisition of several new clients and increased assets under administration. Operating income in the Investment Services business segment increased $0.3 million, or 2%, during the fiscal first quarter. Operating margins were 12.8% and 13.3% for the three months ended September 30, 2003 and 2002, respectively. The margin decreased due primarily to lower margins in the 401(k) administration business which resulted, in part, from a delay in 401(k) conversions.

         Revenue in the Insurance and Education Services business segment increased $1.4 million, or 2.6%, during the three months ended September 30, 2003, over the same period last year. The revenue increase was primarily due to acquisitions offset by a decline in internal revenue of 22%. The decrease in internal revenue was primarily due to an industry-wide decline in life insurance applications, a decline in revenue from fixed annuity products, a decline in revenue from term life products, and lower productivity due to distractions associated with organization restructuring activities. Operating income in the Insurance and Education Services business segment decreased $10.9 million, or 55.2%, during the fiscal first quarter. Operating margins were 15.4% and 35.3% for the three months ended September 30, 2003 and 2002, respectively. Margins decreased in the fiscal first quarter primarily due to a decline in internal revenue and a higher cost base in certain areas of the life insurance division.

         Revenue in the Information Services business segment increased $1.4 million, or 2.7%, during the three months ended September 30, 2003, over the same period last year. The revenue increase was due to existing client growth, cross sales of ancillary products and services to existing clients, and sales to new clients. Operating income in the Information Services business segment increased $0.5 million, or 3.9%, during the fiscal first quarter. Operating margins were 24.7% and 24.5% for the three months ended September 30, 2003 and 2002, respectively.

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

         ITEM 4.  CONTROLS AND PROCEDURES

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

We carried out an evaluation as of September 30, 2003, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective. There have been no substantial changes in the Company's internal control over financial reporting during the fiscal quarter ended September 30, 2003 that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

                                     PART II

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS

                  Exhibit 10.1 - Transition Services Agreement, dated as of
                                 October 6, 2003, by and between The BISYS
                                 Group, Inc. and Dennis R. Sheehan

                  Exhibit 31.1 - Rule 13a-14(a)/15d-14(a) Certification of Chief
                                 Executive Officer

                  Exhibit 31.2 - Rule 13a-14(a)/15d-14(a) Certification of Chief
                                 Financial Officer

                  Exhibit 32 - Section 1350 Certifications

          (b)     REPORTS ON FORM 8-K

                  No Current Reports on Form 8-K were filed with the Securities and Exchange Commission during the fiscal quarter ended September 30, 2003.

                  A Current Report on Form 8-K, dated September 24, 2003, was furnished to the Securities and Exchange Commission to report on the announcement of updated earnings guidance for the fiscal quarter ending September 30, 2003 and the fiscal year ending June 30, 2004, and to report on the announcement of a new Chief Financial Officer (Item 9).

                  A Current Report on Form 8-K, dated October 21, 2003, was furnished to the Securities and Exchange Commission to report on the announcement of the Company's financial results for the fiscal quarter ended September 30, 2003 (Item 12).

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              THE BISYS GROUP, INC.



Date: November 12, 2003                       By:   /s/ James L. Fox
      ----------------                           -------------------------------
                                                    James L. Fox
                                                    Executive Vice President and
                                                    Chief Financial Officer
                                                    (Duly Authorized Officer)

                              THE BISYS GROUP, INC.
                                  EXHIBIT INDEX


      Exhibit No.                                                                                        Page
      -----------                                                                                        ----
         (10.1)   Transition Services Agreement, dated as of October 6, 2003, by and between The
                  BISYS Group, Inc. and Dennis R. Sheehan.................................................21

         (31.1)   Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.......................22

         (31.2)   Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.......................23

         (32)     Section 1350 Certifications.............................................................24
