Form 10-Q
period 2003-12-31
BISYS GROUP INC
filed 2004-01-29
CIK 883587

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

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2003

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

AS OF JANUARY 22, 2004, THERE WERE 120,361,155 SHARES OF COMMON STOCK, PAR VALUE $0.02 PER SHARE, OF THE REGISTRANT OUTSTANDING.

                        This document contains 27 pages.

================================================================================

                              THE BISYS GROUP, INC.

                               INDEX TO FORM 10-Q

                                                                                            PAGE
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                    Condensed Consolidated Statements of Income for the three and six
                        months ended December 31, 2003 and 2002                               3

                    Condensed Consolidated Balance Sheets as of December 31, 2003 and
                        June 30, 2003                                                         4

                    Condensed Consolidated Statements of Cash Flows for the six months
                        ended December 31, 2003 and 2002                                      5

                    Notes to Condensed Consolidated Financial Statements                      6

         Item 2.    Management's Discussion and Analysis of Financial Condition and
                    Results of Operations                                                    13

         Item 4.    Controls and Procedures                                                  19

PART II. OTHER INFORMATION

         Item 2.    Changes in Securities and Use of Proceeds                                20

         Item 4.    Submission of Matters to a Vote of Security Holders                      20

         Item 6.    Exhibits and Reports on Form 8-K                                         20

SIGNATURES                                                                                   22

EXHIBIT INDEX                                                                                23

                                     PART I

                          ITEM 1. FINANCIAL STATEMENTS

                     THE BISYS GROUP, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                    Three Months Ended         Six Months Ended
                                                       December 31,              December 31,
                                                  ----------------------    ----------------------
                                                    2003         2002         2003         2002
                                                  ---------    ---------    ---------    ---------
Revenues                                          $ 263,331    $ 233,112    $ 500,713    $ 460,456
                                                  ---------    ---------    ---------    ---------
Operating costs and expenses:
    Service and operating                           168,691      136,126      321,203      271,675
    Selling, general and administrative              49,397       42,593       95,526       87,179
    Amortization of intangible assets                 6,693        4,393       12,499        8,665
    Restructuring, impairment and other charges       2,151            -       14,775       12,079
                                                  ---------    ---------    ---------    ---------
Total operating costs and expenses                  226,932      183,112      444,003      379,598
                                                  ---------    ---------    ---------    ---------

Operating earnings                                   36,399       50,000       56,710       80,858
Interest income                                         282          535          607          908
Interest expense                                     (4,735)      (4,568)      (9,399)      (8,953)
                                                  ---------    ---------    ---------    ---------
Income before income taxes                           31,946       45,967       47,918       72,813
Income taxes                                         11,900       17,238       23,061       27,305
                                                  ---------    ---------    ---------    ---------
Net income                                        $  20,046    $  28,729    $  24,857    $  45,508
                                                  =========    =========    =========    =========

Basic earnings per share                          $    0.17    $    0.24    $    0.21    $    0.38
                                                  =========    =========    =========    =========

Diluted earnings per share                        $    0.17    $    0.24    $    0.21    $    0.37
                                                  =========    =========    =========    =========

    The accompanying notes are an integral part of the condensed consolidated financial statements.

                     THE BISYS GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                               December 31,      June 30,
                                                                                  2003            2003
                                                                               ------------    -----------
ASSETS

Current assets:
    Cash and cash equivalents                                                   $    85,054    $    79,558
    Restricted cash                                                                  56,324         26,603
    Accounts receivable, net                                                         95,055         96,237
    Insurance premiums and commissions receivable                                   189,000        169,780
    Deferred tax asset                                                               10,701         13,655
    Other current assets                                                             44,791         34,806
                                                                                -----------    -----------
        Total current assets                                                        480,925        420,639
    Property and equipment, net                                                     110,391        107,152
    Goodwill                                                                        814,725        749,227
    Intangible assets, net                                                          222,879        206,036
    Other assets                                                                     34,875         43,839
                                                                                -----------    -----------
        Total assets                                                            $ 1,663,795    $ 1,526,893
                                                                                ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Short-term borrowings                                                       $   200,000    $   172,000
    Accounts payable                                                                 21,422         21,518
    Insurance premiums and commissions payable                                      129,666         79,398
    Other current liabilities                                                       142,934        127,643
                                                                                -----------    -----------
        Total current liabilities                                                   494,022        400,559
    Long-term debt                                                                  300,000        300,000
    Deferred tax liability                                                           58,407         37,247
    Other liabilities                                                                 4,492          4,026
                                                                                -----------    -----------
        Total liabilities                                                           856,921        741,832
                                                                                -----------    -----------

Stockholders' equity:

    Common stock, $0.02 par value, 320,000,000 shares authorized, 120,790,185
    and 120,274,571 shares issued                                                     2,416          2,405
    Additional paid-in capital                                                      388,285        378,986
    Retained earnings                                                               437,093        417,533
    Notes receivable from stockholders                                              (10,776)       (10,776)
    Employee benefit trust, 350,209 and 344,207 shares                               (5,632)        (5,676)
    Deferred compensation                                                             5,418          5,752
    Unearned compensation - restricted stock                                         (7,006)             -
    Accumulated other comprehensive income (loss)                                     3,414           (340)
    Treasury stock at cost, 432,158 and 141,118 shares                               (6,338)        (2,823)
                                                                                -----------    -----------
        Total stockholders' equity                                                  806,874        785,061
                                                                                -----------    -----------
        Total liabilities and stockholders' equity                              $ 1,663,795    $ 1,526,893
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

                     THE BISYS GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                       Six Months Ended
                                                                                         December 31,
                                                                                    ----------------------
                                                                                      2003         2002
                                                                                    ---------    ---------
Cash flows from operating activities:
Net income                                                                          $  24,857    $  45,508
Adjustments to reconcile net income to net cash provided by operating activities:
    Restructuring, impairment and other charges                                        14,775       12,079
    Depreciation and amortization                                                      29,251       23,581
    Deferred income tax provision                                                       7,196        2,272
    Change in operating assets and liabilities, net of effects from acquisitions        9,128      (21,218)
                                                                                    ---------    ---------
Net cash provided by operating activities                                              85,207       62,222
                                                                                    ---------    ---------
Cash flows from investing activities:
    Acquisitions of businesses, net of cash acquired                                  (44,560)     (46,286)
    Purchase of intangible assets                                                           -       (7,715)
    Capital expenditures                                                              (16,802)     (25,178)
    Change in other investments                                                         1,348       (1,516)
                                                                                    ---------    ---------
Net cash used in investing activities                                                 (60,014)     (80,695)
                                                                                    ---------    ---------
Cash flows from financing activities:
    Proceeds from short-term borrowings                                               113,000      149,000
    Repayment of short-term borrowings                                                (85,000)     (99,000)
    Proceeds from exercise of stock options                                             5,547        4,334
    Repurchases of common stock                                                       (53,244)     (33,410)
    Other                                                                                   -         (242)
                                                                                    ---------    ---------
Net cash (used in) provided by financing activities                                   (19,697)      20,682
                                                                                    ---------    ---------
Net increase in cash and cash equivalents                                               5,496        2,209

Cash and cash equivalents at beginning of period                                       79,558       78,371
                                                                                    ---------    ---------
Cash and cash equivalents at end of period                                          $  85,054    $  80,580
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

         RECLASSIFICATION

         Certain reclassifications have been made to the fiscal year 2003 financial statements to conform to the fiscal year 2004 presentation.

         INSURANCE PREMIUMS AND COMMISSIONS RECEIVABLE AND PAYABLE

         The Company has separately reflected receivables and payables arising from its insurance-related businesses on the accompanying condensed consolidated balance sheets. The captions "insurance premiums and commissions receivable" and "insurance premiums and commissions payable" include insurance premiums and commissions in the Company's commercial insurance services division and commissions from the Company's life insurance brokerage division. In its capacity as a commercial property and casualty wholesale broker, the Company collects premiums from other agents and brokers and, after deducting its commissions, remits the premiums to the respective insurers.

         RESTRICTED CASH

         Unremitted insurance premiums are held in a fiduciary capacity and approximated $56.3 million and $26.6 million at December 31, 2003 and June 30, 2003, respectively. The period for which the Company holds such funds is dependent upon the date the agent or broker remits the payment of the premium to the Company and the date the Company is required to forward such payment to the insurer.

         INVESTMENTS

         Management determines the appropriate classification of investments in equity securities at the time of purchase. Marketable equity securities available for sale are carried at market based upon quoted market prices. Unrealized gains or losses on available for sale securities are accumulated as an adjustment to stockholders' equity, net of related deferred income taxes. Realized gains or losses are computed based on specific identification of the securities sold.

         STOCK-BASED COMPENSATION

         The Company accounts for its stock option, restricted stock and stock purchase plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, compensation expense has been recorded for restricted stock awards, and no expense has been recorded for the Company's other stock-based plans. The following table presents the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation," (in thousands, except for per share amounts).

                                                                 Three Months Ended           Six Months Ended
                                                                     December 31,               December 31
                                                               -----------------------    ------------------------
                                                                  2003         2002          2003          2002
                                                               ----------   ----------    ----------    ----------
Net income, as reported                                        $   20,046   $   28,729    $   24,857    $   45,508

Add: Stock-based employee
    compensation expense included in
    reported net income, net of related
    tax effects                                                       298            -           463             -

Deduct: Total stock-based employee
    compensation expense determined
    under fair value based method, net
    of related tax effects                                         (4,000)      (4,405)       (8,096)       (9,167)
                                                               ----------   ----------    ----------    ----------
Pro forma net income                                           $   16,344   $   24,324    $   17,224    $   36,341
                                                               ==========   ==========    ==========    ==========

Earnings per share:
    Basic, as reported                                         $     0.17   $     0.24    $     0.21    $     0.38
                                                               ==========   ==========    ==========    ==========
    Basic, pro forma                                           $     0.14   $     0.20    $     0.14    $     0.30
                                                               ==========   ==========    ==========    ==========

    Diluted, as reported                                       $     0.17   $     0.24    $     0.21    $     0.37
                                                               ==========   ==========    ==========    ==========
    Diluted, pro forma                                         $     0.14   $     0.20    $     0.14    $     0.30
                                                               ==========   ==========    ==========    ==========

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

3.       COMPREHENSIVE INCOME

         The components of comprehensive income are as follows (in thousands):

                                                         Three Months Ended      Six Months Ended
                                                            December 31,            December 31,
                                                        ---------------------   ---------------------
                                                          2003        2002        2003        2002
                                                        ---------   ---------   ---------   ---------
Net income                                              $  20,046   $  28,729   $  24,857   $  45,508
Unrealized gain on investments, net of
    deferred taxes                                          3,126           -       3,138           -
Foreign currency translation adjustment                       360         126         617         195
                                                        ---------   ---------   ---------   ---------
    Total comprehensive income                          $  23,532   $  28,855   $  28,612   $  45,703
                                                        =========   =========   =========   =========

4.       EARNINGS PER SHARE

         Basic and diluted EPS computations for the three and six months ended December 31, 2003 and 2002 are as follows (in thousands, except per share amounts):

                                                     Three Months Ended           Six Months Ended
                                                        December 31,                December 31,
                                                ---------------------------   ---------------------------
                                                    2003           2002           2003           2002
                                                ------------   ------------   ------------   ------------
Basic EPS

Net income                                      $     20,046   $     28,729   $     24,857   $     45,508
                                                ============   ============   ============   ============

Weighted average common shares
  outstanding                                        119,350        119,273        119,578        119,393
                                                ============   ============   ============   ============

Basic earnings per share                        $       0.17   $       0.24   $       0.21   $       0.38
                                                ============   ============   ============   ============

Diluted EPS

Net income                                      $     20,046   $     28,729   $     24,857   $     45,508
                                                ============   ============   ============   ============

Weighted average common shares outstanding           119,350        119,273        119,578        119,393

Assumed conversion of common shares
  issuable under stock-based compensation
  plans                                                  741          1,694          1,152          2,493
                                                ------------   ------------   ------------   ------------

Weighted average common and common
  equivalent shares outstanding                      120,091        120,967        120,730        121,886
                                                ============   ============   ============   ============

Diluted earnings per share                      $       0.17   $       0.24   $       0.21   $       0.37
                                                ============   ============   ============   ============

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

         Certain stock options were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of common shares during the period, as follows (in thousands, except per share amounts):

                                                          Three Months Ended                     Six Months Ended
                                                             December 31,                          December 31,
                                                -------------------------------------   -------------------------------------
                                                      2003                 2002               2003                 2002
                                                ----------------     ----------------   ----------------     ----------------
Number of options excluded                           10,365                6,306              8,922                5,910

Option price per share                          $14.21 to $35.30     $18.02 to $35.30   $16.22 to $35.30     $21.25 to $35.30

Average market price of common
  shares for the period                              $14.21               $17.61             $16.02               $21.03

5.       RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES

         During the three and six months ended December 31, 2003, the Company recorded pre-tax restructuring, impairment and other charges of $2.2 million and $14.8 million, respectively. The charges relate to the integration, consolidation, and reorganization of certain business operations, particularly in the Company's European Fund Services division and the Insurance and Education Services group, and the recording of an estimated charge for litigation expenses.

         A summary of these items follows (in thousands):

                                                    Three Months Ended     Six Months Ended
                                                    December 31, 2003      December 31, 2003
                                                    ------------------     -----------------
Restructuring charges                                  $    1,950             $    7,413
Impairment charges                                              -                  4,515
Litigation charges                                            201                  2,847
                                                    ------------------     ------------------
  Total pre-tax charges                                 $   2,151             $   14,775
                                                    ==================     ==================

         Restructuring charges of $7.4 million were comprised of severance totaling $6.1 million and lease termination costs of $1.3 million. Severance charges resulted from the termination or planned termination of approximately 330 employees representing all levels of staffing.

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

         Based on internal Company analysis and discussions with counsel on the status of litigation matters, the Company recorded a charge of approximately $2.8 million related to breach of contract claims in the life insurance services business. The amount of the charge includes an estimated resolution amount and actual legal fees incurred during the six months ended December 31, 2003. The Company, however, intends to continue to vigorously defend the claims asserted and has asserted a number of counterclaims.

         The following summarizes activity with respect to the Company's restructuring activities for the six months ended December 31, 2003 (in thousands):

Expense provision
    Employee severance                      $  6,140
    Facility closure                           1,273
                                            --------
                                               7,413
                                            --------

Cash payments and other                        3,186
                                            --------

Remaining accrual at December 31, 2003
Employee severance                             3,275
Facility closure                                 952
                                            --------
                                            $  4,227
                                            --------

         In connection with the aforementioned restructuring plans, certain severance costs approximating $2.0 million and lease termination costs of approximately $2.0 million are expected to be recognized throughout the remainder of fiscal 2004 in accordance with FAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities."

         The Company recorded pre-tax restructuring charges of $12.1 million during the six months ended December 31, 2002 related to the integration, consolidation and relocation of certain business operations, primarily as a result of acquisition activity and the downsizing of certain areas in the investment, insurance, education, and check imaging businesses in fiscal 2003. The restructuring charge included a provision of $7.2 million for severance-related costs for approximately 300 employees and $4.9 million for facility closure and related costs. At December 31, 2003, an accrual of $1.1 million remains from this prior year charge and relates to lease costs for facility closures.

6.       INTANGIBLE ASSETS AND GOODWILL

         INTANGIBLE ASSETS

         At December 31, 2003, acquired intangible assets were comprised of the following (in thousands):

                            Gross Carrying   Accumulated       Net Book
                                Amount       Amortization       Value
                            --------------   ------------    ------------
Customer related            $      216,231   $    (41,159)   $    175,072
Noncompete agreements               45,846        (14,053)         31,793
Other                               23,195         (7,181)         16,014
                            --------------   ------------    ------------
    Total                   $      285,272   $    (62,393)   $    222,879
                            ==============   ============    ============

         At June 30, 2003, acquired intangible assets were comprised of the following (in thousands):

                            Gross Carrying   Accumulated       Net Book
                                Amount       Amortization       Value
                            --------------   ------------    ------------
Customer related            $      190,917   $    (32,618)   $    158,299
Noncompete agreements               42,451        (11,629)         30,822
Other                               23,070         (6,155)         16,915
                            --------------   ------------    ------------
    Total                   $      256,438   $    (50,402)   $    206,036
                            ==============   ============    ============

         All of the Company's acquired intangible assets are subject to amortization. Amortization expense for acquired intangible assets was $6.7 million and $12.5 million for the three and six months ended December 31, 2003 and $18.8 million for the year ended June 30, 2003. Estimated annual amortization expense is $26.8 million in fiscal 2004, $27.8 million in fiscal 2005, $26.7 million in fiscal 2006, $25.4 million in fiscal 2007, and $24.6 million in fiscal 2008.

         In connection with the Company's plan to restructure its European fund services operations and exit certain European locations during the calendar year 2004, an impairment loss of $0.8 million was recognized during the six months ended December 31, 2003 for a customer-related intangible. The amount of the impairment loss represented the remaining net book value of the intangible at September 30, 2003. See Note 5.

         GOODWILL

         The changes in the carrying amount of goodwill by business segment for the six months ended December 31, 2003 are as follows (in thousands):

                                 Investment     Insurance and      Information
                                  Services    Education Services    Services        Total
                                 ----------   ------------------   -----------   -----------
Balance, July 1, 2003            $  311,366   $          402,471   $    35,390   $   749,227

Additions                                 -               64,188             -        64,188

Adjustments to previous
acquisitions                              -                1,310             -         1,310
                                 ----------   ------------------   -----------   -----------

Balance, December 31, 2003       $  311,366   $          467,969   $    35,390   $   814,725
                                 ==========   ==================   ===========   ===========

7.       SEGMENT INFORMATION

         The following table sets forth revenue and operating income by business segment and for corporate operations for the three and six months ended December 31, 2003 and 2002. Additionally, restructuring, impairment and other charges are excluded from the operating results of the segment and presented separately for a better understanding of the underlying performance of each segment.

                                                                     (in thousands)
                                                    Three Months Ended             Six Months Ended
                                                       December 31,                  December 31,
                                                ---------------------------   ---------------------------
                                                    2003           2002           2003           2002
                                                ------------   ------------   ------------   ------------
Revenue:
Investment Services                             $    138,211   $    121,853   $    266,382   $    242,797
Insurance and Education Services                      68,438         58,830        125,564        114,529
Information Services                                  56,682         52,429        108,767        103,130
                                                ------------   ------------   ------------   ------------
    Total revenue                               $    263,331   $    233,112   $    500,713   $    460,456
                                                ============   ============   ============   ============

Operating income (loss):
Investment Services                             $     16,457   $     17,872   $     32,870   $     33,956
Insurance and Education Services                      13,414         23,738         22,229         43,407
Information Services                                  14,839         13,825         27,726         26,230
Corporate                                             (6,160)        (5,435)       (11,340)       (10,656)
                                                ------------   ------------   ------------   ------------
    Total operating income                      $     38,550   $     50,000   $     71,485   $     92,937
                                                ============   ============   ============   ============

Restructuring, impairment and other
charges:
Investment Services                             $        968   $          -   $      6,406   $      5,430
Insurance and Education Services                         755              -          6,931          2,866
Information Services                                     353              -            498          1,494
Corporate                                                 75              -            940          2,289
                                                ------------   ------------   ------------   ------------
    Total restructuring, impairment and
       other charges                            $      2,151   $          -   $     14,775   $     12,079
                                                ============   ============   ============   ============

8.       RESTRICTED STOCK

         Pursuant to the 1999 Equity Participation Plan, the Company provides for awards of restricted shares of the Company's common stock to key management employees. Restricted shares awarded under the plan are subject to certain transfer and forfeiture restrictions that lapse over a four-year vesting period. Awards for 450,234 restricted shares were granted, net of forfeitures, during the first six months of fiscal 2004 at a fair value of $17.13 per share. Unearned compensation expense related to the issuance of restricted shares is reported as a reduction of stockholders' equity on the accompanying condensed consolidated financial statements and compensation expense is recorded ratably over the four-year vesting period, during which the shares are subject to transfer and forfeiture restrictions, based on the fair value on the award date. Compensation expense related to the issuance of restricted shares approximated $0.4 million and $0.7 million during the three and six months ended December 31, 2003.

9.       BUSINESS COMBINATIONS

         On November 10, 2003, the Company acquired USA Insurance Group, Inc. ("USAIG"), a Florida-based managing general agency ("MGA") serving the commercial property and casualty insurance marketplace. The acquisition of USAIG broadens the product and geographic reach of the Company's commercial property and casualty line of business, and complements and significantly expands its MGA platform.

         The Company completed its acquisition of USAIG through the exchange of approximately 2.8 million shares of BISYS common stock held in treasury and $49.7 million cash for all of the equity interests of USAIG. The excess purchase price over the fair value of the net tangible assets acquired approximates $92.7 million and was allocated to intangible assets and goodwill based upon preliminary estimates of fair values. The Company has engaged a valuation consultant to determine the values associated with certain identifiable assets in connection with the purchase price allocation. The Company does not believe that the final purchase price allocation, which should be completed by the end of the third fiscal quarter, will differ significantly from the preliminary purchase price allocation. USAIG's fair value of assets and liabilities, including transaction costs, were as follows (in thousands):

Estimated fair value of assets acquired        $  141,246
Liabilities assumed                               (52,746)
Common stock issued                               (38,823)
                                               ----------
      Net cash paid                            $   49,677
                                               ==========

         The following unaudited pro forma consolidated results of operations has been prepared as if the acquisition of USAIG had occurred at the beginning of each period (in thousands, except per share data):

                                                    Three Months Ended             Six Months Ended
                                                       December 31,                  December 31,
                                                ---------------------------   ---------------------------
                                                    2003           2002           2003           2002
                                                ------------   ------------   ------------   ------------
Revenues                                        $    265,940   $    241,023   $    511,059   $    475,633
Net income                                      $     20,100   $     29,259   $     26,238   $     47,542
Diluted earnings per share                      $       0.17   $       0.24   $       0.21   $       0.38

         The operations of USAIG are included in the consolidated financial statements since the date of acquisition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company provides outsourcing solutions to and through financial organizations. The following table presents the percentage of revenues represented by each item in the Company's condensed consolidated statements of income for the periods indicated:

                                                  Three Months Ended    Six Months Ended
                                                     December 31,         December 31,
                                                 -------------------    ----------------
                                                  2003         2002      2003      2002
                                                 ------       ------    ------    ------
Revenues                                          100.0%       100.0%    100.0%    100.0%
                                                 ------       ------    ------    ------

Operating costs and expenses:
    Service and operating                          64.1         58.4      64.1      59.0
    Selling, general and administrative            18.8         18.3      19.1      18.9
    Amortization of intangible assets               2.5          1.9       2.5       1.9
    Restructuring, impairment and other charges     0.8            -       3.0       2.6
                                                 ------       ------    ------    ------
Total operating costs and expenses                 86.2         78.6      88.7      82.4
                                                 ------       ------    ------    ------
Operating earnings                                 13.8         21.4      11.3      17.6
Interest income                                     0.1          0.2       0.1       0.2
Interest expense                                   (1.8)        (1.9)     (1.8)     (2.0)
                                                 ------       ------    ------    ------
Income before income taxes                         12.1         19.7       9.6      15.8
Income taxes                                        4.5          7.4       4.6       5.9
                                                 ------       ------    ------    ------
Net income                                          7.6%        12.3%      5.0%      9.9%
                                                 ======       ======    ======    ======

COMPARISON OF THE THREE MONTHS ENDED DECEMBER 31, 2003 WITH THE THREE MONTHS ENDED DECEMBER 31, 2002.

         Revenues increased 13.0% from $233.1 million for the three months ended December 31, 2002 to $263.3 million for the three months ended December 31, 2003. This growth was derived from acquired businesses during the past twelve months, sales to new clients, existing client growth, and cross sales to existing clients. Internal revenue growth increased approximately 5% for the three months ended December 31, 2003 over the same period last year.

         Service and operating expenses increased 23.9% from $136.1 million for the three months ended December 31, 2002 to $168.7 million for the three months ended December 31, 2003 and increased as a percentage of revenues from 58.4% to 64.1%. The dollar and percentage increase resulted from additional costs associated with greater revenues, a higher cost base in certain areas of the Life Insurance Services division, lower margins in the 401(k) administration business, and changes in the mix of the Company's business.

         Selling, general and administrative expenses increased 16.0% from $42.6 million during the three months ended December 31, 2002 to $49.4 million for the three months ended December 31, 2003 and increased as a percentage of revenues from 18.3% to 18.8%. The dollar and percentage increases resulted from additional costs associated with greater revenues.

         Amortization of intangible assets increased $2.3 million for the three months ended December 31, 2003 over the same period last year due to a higher level of intangible assets associated with recently acquired businesses and customer contracts.

         Interest expense increased $0.2 million for the three months ended December 31, 2003 over the same period last year primarily due to the interest costs associated with higher average borrowings under the Company's revolving credit facility.

         The income tax provision of $11.9 million for the three months ended December 31, 2003 decreased from $17.2 million for the three months ended December 31, 2002, due to lower taxable income. The provision represents an effective tax rate, excluding the impact of restructuring, impairment and other charges, of 37.25% and 37.5% for the periods ended December 31, 2003 and 2002, respectively. The decrease in the effective tax rate is primarily due to the mix of business in foreign tax jurisdictions.

         Operating earnings, before amortization of intangibles and restructuring, impairment and other charges, resulted in margins of 17.2% and 23.3% for the three months ended December 31, 2003 and 2002, respectively. The margin decrease was primarily due to a significant margin decline in the Insurance and Education Services segment as a result of a decline in internal revenue and a higher cost base in certain areas of the Life Insurance Services division.

COMPARISON OF THE SIX MONTHS ENDED DECEMBER 31, 2003 WITH THE SIX MONTHS ENDED DECEMBER 31, 2002.

         Revenues increased 8.7% from $460.5 million for the six months ended December 31, 2002 to $500.7 million for the six months ended December 31, 2003. This growth was derived largely from acquired businesses during the past twelve months. Internal revenue growth increased approximately 2% for the six months ended December 31, 2003 over the same period last year. The rate of internal growth was negatively impacted by a decline in internal revenue in the Life Insurance and Education Services divisions.

         Service and operating expenses increased 18.2% from $271.7 million for the six months ended December 31, 2002 to $321.2 million for the six months ended December 31, 2003 and increased as a percentage of revenues from 59.0% to 64.1%. The dollar and percentage increase resulted from additional costs associated with greater revenues, a higher cost base in certain areas of the Life Insurance Services division and changes in the mix of the Company's business.

         Selling, general and administrative expenses increased 9.6% from $87.2 million during the six months ended December 31, 2002 to $95.5 million for the six months ended December 31, 2003 and increased as a percentage of revenues from 18.9% to 19.1%. The dollar and percentage increases resulted from additional costs associated with greater revenues.

         Amortization of intangible assets increased $3.8 million for the six months ended December 31, 2003 over the same period last year due to a higher level of intangible assets associated with recently acquired businesses and customer contracts.

         Interest expense increased $0.4 million for the six months ended December 31, 2003 over the same period last year primarily due to the interest costs associated with higher average borrowings under the Company's revolving credit facility.

         The income tax provision of $23.1 million for the six months ended December 31, 2003 decreased from $27.3 million for the six months ended December 31, 2002, due to lower taxable income. The tax provision for the six months ended December 31, 2003 also includes recognition of an additional tax valuation allowance of $5.2 million for deferred tax assets associated with tax loss carryforwards from the European mutual fund services operations that are not expected to be realized. The provision represents an effective tax rate, excluding the impact of restructuring, impairment and other charges, of 37.25% and 37.5% for the six months ended December 31, 2003 and 2002, respectively. The decrease in the effective tax rate is primarily due to the mix of business in foreign tax jurisdictions.

         Operating earnings, before amortization of intangibles and restructuring, impairment and other charges, resulted in margins of 16.8% and 22.1% for the six months ended December 31, 2003 and 2002, respectively. The margin decrease was primarily due to a significant margin decline in the Insurance and Education Services segment as a result of a decline in internal revenue and a higher cost base in certain areas of the Life Insurance Services division.

RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES

         During the three and six months ended December 31, 2003, the Company recorded pre-tax restructuring, impairment and other charges of $2.2 million and $14.8 million, respectively. The charges relate to the integration, consolidation, and reorganization of certain business operations, particularly in the Company's European Fund Services division and the Insurance and Education Services group, and the recording of an estimated charge for litigation expenses.

         A summary of these items follows (in thousands):

                         Three Months Ended    Six Months Ended
                         December 31, 2003     December 31, 2003
                         -----------------     -----------------
Restructuring charges          $  1,950            $  7,413
Impairment charges                    -               4,515
Litigation charges                  201               2,847
                               --------            --------
  Total pre-tax charges        $  2,151            $ 14,775
                               ========            ========

         Restructuring charges of $7.4 million were comprised of severance totaling $6.1 million and lease termination costs of $1.3 million. Severance charges resulted from the termination or planned termination of approximately 330 employees representing all levels of staffing.

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

         Based on internal Company analysis and discussions with counsel on the status of litigation matters, the Company recorded a charge of approximately $2.8 million related to breach of contract claims in the life insurance services business. The amount of the charge includes an estimated resolution amount and actual legal fees incurred during the six months ended December 31, 2003. The Company, however, intends to continue to vigorously defend the claims asserted and has asserted a number of counterclaims.

         The following summarizes activity with respect to the Company's restructuring activities for the six months ended December 31, 2003 (in thousands):

Expense provision
    Employee severance                      $  6,140
    Facility closure                           1,273
                                            --------
                                               7,413
                                            --------

Cash payments and other                        3,186
                                            --------

Remaining accrual at December 31, 2003
Employee severance                             3,275
Facility closure                                 952
                                            --------
                                            $  4,227
                                            --------

In connection with the aforementioned restructuring plans, certain severance costs approximating $2.0 million and lease termination costs of approximately $2.0 million are expected to be recognized throughout the remainder of fiscal 2004 in accordance with FAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities."

The Company recorded pre-tax restructuring charges of $12.1 million during the six months ended December 31, 2002 related to the integration, consolidation and relocation of certain business operations, primarily as a result of acquisition activity and the downsizing of certain areas in the investment, insurance, education, and check imaging businesses in fiscal 2003. The restructuring charge included a provision of $7.2 million for severance-related costs for approximately 300 employees and $4.9 million for facility closure and related costs. At December 31, 2003, an accrual of $1.1 million remains from this prior year charge and relates to lease costs for facility closures.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 2003, the Company had cash and cash equivalents of $85.1 million and negative working capital of $13.1 million. At December 31, 2003, the Company had outstanding borrowings of $200 million against its $300 million revolving credit facility. The credit facility bears interest at LIBOR plus a margin of 0.65%, resulting in a weighted average interest rate of 1.8% on all outstanding borrowings under the facility at December 31, 2003. The facility is used to support the Company's working capital requirements and fund the Company's future acquisitions. The facility expires June 30, 2004, and the Company expects to renew or replace the facility prior to its expiration.

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

         At December 31, 2003, the Company had $3.1 million outstanding in letters of credit and $300 million of outstanding 4% convertible subordinated notes due March 2006. The Company's debt ratio (total debt/total debt plus equity) is 0.38 at December 31, 2003, and the Company's maximum debt ratio may not exceed .50 under the terms of the revolving credit facility, as amended. At December 31, 2003, the Company is in compliance with all financial covenants required by the credit facility.

         Accounts receivable represented 42 and 44 days sales outstanding (DSO) at December 31, 2003 and June 30, 2003, respectively, based on quarterly revenues. The calculation of DSO for accounts receivable excludes insurance premiums and commissions receivable arising from the Company's insurance-related businesses. DSO is less relevant for this type of receivable because it includes premiums that are ultimately remitted to the insurer and not recognized as revenue. Additionally, certain life insurance commissions due from the insurance carriers have customary payment terms of up to twelve months.

         For the six months ended December 31, 2003, operating activities provided cash of $85.2 million. Investing activities used cash of $60.0 million, primarily for the acquisition of businesses of $44.6 million and for capital expenditures of $16.8 million. Financing activities used cash of $19.7 million, comprised of repurchases of Company stock of $53.2 million, offset by net proceeds from short-term borrowings of $28.0 million and proceeds from exercises of stock options of $5.5 million. Approximately 2.8 million shares of treasury stock acquired during the six months ended December 31, 2003 were issued in connection with the acquisition of USAIG in November 2003.

         The Board of Directors has authorized a new stock buy-back program of up to $100 million effective November 2003. Through December 31, 2003, the Company has purchased 0.5 million shares for $7.3 million under the stock buy-back program, leaving $92.7 million available for future purchases. Purchases have occurred and are expected to continue to occur from time to time in the open market to offset the possible dilutive effect of shares issued under employee benefit plans, for possible use in future acquisitions, and for general and other corporate purposes.

SEGMENT INFORMATION

         The following table sets forth revenue and operating income by business segment and for corporate operations for the three and six months ended December 31, 2003 and 2002. Restructuring, impairment and other charges are excluded from the operating results of the segment for a better understanding of the underlying performance of each segment.

                                                             (in thousands)
                                           Three Months Ended               Six Months Ended
                                               December 31,                     December 31,
                                        -------------------------     ---------------------------
                                          2003            2002            2003            2002
                                        ----------    -----------     -----------      ----------
Revenue:
   Investment Services                  $  138,211    $   121,853     $   266,382      $  242,797
   Insurance and Education Services         68,438         58,830         125,564         114,529
   Information Services                     56,682         52,429         108,767         103,130
                                        ----------    -----------     -----------      ----------
     Total revenue                      $  263,331    $   233,112     $   500,713      $  460,456
                                        ==========    ===========     ===========      ==========
Operating income (loss):
   Investment Services                  $   16,457    $    17,872     $    32,870     $    33,956
   Insurance and Education Services         13,414         23,738          22,229          43,407
   Information Services                     14,839         13,825          27,726          26,230
   Corporate                                (6,160)        (5,435)        (11,340)        (10,656)
                                        ----------    -----------     -----------      ----------
     Total operating income             $   38,550    $    50,000     $    71,485     $    92,937
                                        ==========    ===========     ===========      ==========

         Internal revenue growth (excluding acquisitions) for Investment Services, Insurance and Education Services, and Information Services approximated 13%, (14)%, and 8%, respectively, during the three months ended December 31, 2003 over the same period last year. A substantial portion of the Company's revenues are recurring in nature and are derived from long-term customer contracts with terms that generally average from three to five years. The Company expects to achieve an overall annual internal growth rate of 3% to 5% in fiscal 2004.

         Revenue in the Investment Services business segment increased $16.3 million, or 13.4%, during the three months ended December 31, 2003, over the same period last year. The revenue increase was primarily due to the acquisition of several new clients and increased assets under administration. Operating income in the Investment Services business segment decreased $1.4 million, or 7.9%, during the fiscal second quarter. Operating margins were 11.9% and 14.7% for the three months ended December 31, 2003 and 2002, respectively. The margin decreased due primarily to lower margins in the 401(k) administration business and, to a lesser extent, increased expenses in the Fund Services business and investments in the infrastructure of the Alternative Investment business.

         Revenue in the Insurance and Education Services business segment increased $9.6 million, or 16.3%, during the three months ended December 31, 2003, over the same period last year. The revenue increase was primarily due to acquisitions offset by a decline in internal revenue of 14%. The decrease in internal revenue was primarily due to company- and industry-wide declines in sales of term life and fixed annuity insurance products and lower sales productivity. Operating income in the Insurance and Education Services business segment decreased $10.3 million, or 43.5%, during the fiscal second quarter. Operating margins were 19.6% and 40.4% for the three months ended December 31, 2003 and 2002, respectively. Margins decreased in the fiscal second quarter primarily due to a decline in internal revenue and a higher cost base in certain areas of the life insurance division.

         Revenue in the Information Services business segment increased $4.3 million, or 8.1%, during the three months ended December 31, 2003, over the same period last year. The revenue increase was due to existing client growth, cross sales of ancillary products and services to existing clients, and sales to new clients. Operating income in the Information Services business segment increased $1.0 million, or 7.3%, during the fiscal second quarter. Operating margins were 26.2% and 26.4% for the three months ended December 31, 2003 and 2002, respectively.

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

We carried out an evaluation as of December 31, 2003, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective. There have been no substantial changes in the Company's internal control over financial reporting during the fiscal quarter ended December 31, 2003 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

                                     PART II

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         On November 10, 2003, the Company issued 2,797,753 shares of its common stock, $0.02 par value ("Company Common Stock"), to the stockholders of USA Insurance Group, Inc. ("USAIG"). Said shares of Company Common Stock were not registered under the Securities Act of 1933, as amended (the "Securities Act"). There was no underwriter or placement agency.

         In connection with the issuance of shares of Company Common Stock to the shareholders of USAIG, the Company relied on exemptions from registration under Section 4(2) of the Securities Act, based upon, among other things, certain representations and warranties of the investors, the small number of investors, the nature of the investors and certain information provided to the investors with respect to the Company and the transaction.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Annual Meeting of Stockholders of the Company, held on November 13, 2003, the Stockholders approved the following matters:

         1. Election of the eight Directors named below to hold office until the next Annual Meeting of Stockholders and until their successors have been duly elected and qualified:

                                                                        Number of
 Name of Director                                                    Votes in Favor
 ----------------                                                    --------------
Denis A. Bovin                                                         79,521,742
Robert J. Casale                                                      106,348,991
Thomas A. Cooper                                                      106,586,688
Lynn J. Mangum                                                        105,824,443
Paula G. McInerney                                                    107,528,266
Thomas E. McInerney                                                   107,589,081
Joseph J. Melone                                                      104,644,364
Dennis R. Sheehan                                                     108,118,856

                                                      For        Against       Abstain
                                                      ---        -------       -------
2.       Approval of the 2004 Employee Stock
         Purchase Plan                             91,798,947   2,007,229       80,242

                                                     For         Against       Abstain
                                                     ---         -------       -------
3.       Appointment of PricewaterhouseCoopers
         LLP as independent accountants for
         fiscal year 2004                         103,381,790   6,657,639       66,924

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS

                  Exhibit 31.1 - Rule 13a-14(a)/15d-14(a) Certification of
                                 Chief Executive Officer

                  Exhibit 31.2 - Rule 13a-14(a)/15d-14(a) Certification of
                                 Chief Financial Officer

                  Exhibit 32 - Section 1350 Certifications

         (b)      REPORTS ON FORM 8-K

                  No Current Reports on Form 8-K were filed with the Securities and Exchange Commission during the fiscal quarter ended December 31, 2003.

                  A Current Report on Form 8-K, dated January 21, 2004, was furnished to the Securities and Exchange Commission to report on the announcement of the Company's financial results for the fiscal quarter ended December 31, 2003 (Item 12).

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        THE BISYS GROUP, INC.

Date:  January 28, 2004                 By:  /s/ James L. Fox
                                            --------------------------
                                            James L. Fox
                                            Executive Vice President and Chief
                                            Financial Officer
                                            (Duly Authorized Officer)

                              THE BISYS GROUP, INC.
                                  EXHIBIT INDEX

Exhibit No.                                                                                             Page
         (31.1)   Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer..............         24

         (31.2)   Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer..............         25

         (32)     Section 1350 Certifications....................................................         26