Form 10-Q
period 2004-03-31
BISYS GROUP INC
filed 2004-06-16
CIK 883587

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

AS OF MAY 31, 2004, THERE WERE 120,674,987 SHARES OF COMMON STOCK, PAR VALUE $0.02 PER SHARE, OF THE REGISTRANT OUTSTANDING.

                        This document contains 85 pages.

================================================================================

                              THE BISYS GROUP, INC.
                               INDEX TO FORM 10-Q

                                                                                                        PAGE
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

              Condensed Consolidated Statements of Income for the three and nine
                    months ended March 31, 2004 and 2003                                                   3

              Condensed Consolidated Balance Sheets as of March 31, 2004 and June
                    30, 2003                                                                               4

              Condensed Consolidated Statements of Cash Flows for the nine months
                    ended March 31, 2004 and 2003                                                          5

              Notes to Condensed Consolidated Financial Statements                                         6

         Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                                   19

         Item 4.  Controls and Procedures                                                                 25

PART II.  OTHER INFORMATION

         Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity
                  Securities                                                                              26

         Item 3.  Defaults upon Senior Securities                                                         26

         Item 5.  Other Information                                                                       26

         Item 6.  Exhibits and Reports on Form 8-K                                                        27

SIGNATURES                                                                                                28

EXHIBIT INDEX                                                                                             29

                                EXPLANATORY NOTE

The Company has determined that it is appropriate to restate previously issued financial statements to record adjustments for correction of errors resulting from various accounting matters described herein (see Note 11). The Company intends to restate its financial results for the fiscal years ended June 30, 2003, 2002 and 2001 and the quarters ended December 31 and September 30, 2003. The adjustments fall into three general categories: adjustments to commissions receivable in the Life Insurance division, adjustments relating to goodwill and deferred taxes established in acquisition accounting for certain acquired entities in the Life Insurance division, and adjustments to agent commissions payable in the Life Insurance division. Additionally, as a result of the restatement adjustments, adjustments to the computation of deferred tax assets and liabilities were also recorded.

The restatement principally arose from the Company's continuing review and analysis of estimates used in determining the level of commissions receivable in the Life Insurance Services division. Based upon this review and analysis, the Company determined that an adjustment of $80.0 million to reduce commissions receivable in its Life Insurance division, together with corresponding adjustments to revenues and expenses, should be recorded and be reflected in a restatement of its financial results for the affected periods, as described above. The adjustment to commissions receivable of $80.0 million is primarily attributable to the over accrual of revenue, based on assumptions underlying the estimates that were subsequently determined to be incorrect. The assumptions were used to compute certain first year, bonus and renewal commissions receivable during the period July 1999 through December 2003. In connection with the aforementioned review, the Company also identified adjustments relating to acquisition accounting for certain acquired entities in the Life Insurance business, resulting in an adjustment to goodwill, deferred taxes and revenue over the affected periods of $21.0 million. This adjustment reflects the recording of commissions receivable as of the date of acquisition to convert the acquired entity from the cash basis to the accrual basis of accounting, resulting in a corresponding downward adjustment to revenue incorrectly accrued following each such acquisition. Additionally, adjustments to commissions payable of $2.6 million, together with corresponding adjustments to net revenues, were identified as a result of an understatement in agent commissions payable.

                                     PART I

                          ITEM 1. FINANCIAL STATEMENTS

                     THE BISYS GROUP, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                           Three Months Ended             Nine Months Ended
                                                March 31,                     March 31,
                                       --------------------------    --------------------------
                                          2004           2003           2004            2003
                                                      As Restated                   As Restated
                                       -----------    -----------    -----------    -----------
Revenues                               $   272,332    $   238,074    $   770,147    $   686,227
                                       -----------    -----------    -----------    -----------
Operating costs and expenses:
   Service and operating                   171,786        139,746        488,019        409,863
   Selling, general and
     administrative                         48,673         43,892        144,199        131,071
   Amortization of intangible assets         7,235          4,809         19,734         13,474
   Restructuring, impairment and
     other charges                          10,815              -         25,590         12,079
                                       -----------    -----------    -----------    -----------
Total operating costs and expenses         238,509        188,447        677,542        566,487
                                       -----------    -----------    -----------    -----------

Operating earnings                          33,823         49,627         92,605        119,740
Interest income                                391            270            998          1,178
Interest expense                            (4,741)        (4,475)       (14,140)       (13,428)
                                       -----------    -----------    -----------    -----------
Income before income taxes                  29,473         45,422         79,463        107,490
Income taxes                                10,079         16,435         33,912         40,287
                                       -----------    -----------    -----------    -----------
Net income                             $    19,394    $    28,987    $    45,551    $    67,203
                                       ===========    ===========    ===========    ===========

Basic earnings per share               $      0.16    $      0.24    $      0.38    $      0.56
                                       ===========    ===========    ===========    ===========

Diluted earnings per share             $      0.16    $      0.24    $      0.38    $      0.55
                                       ===========    ===========    ===========    ===========

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                     THE BISYS GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                 March 31,       June 30,
                                                                   2004            2003
                                                                               As Restated
                                                               ------------    ------------
ASSETS

Current assets:
   Cash and cash equivalents                                   $     88,962    $     79,558
   Restricted cash                                                   61,995          26,603
   Accounts receivable, net                                          99,202          96,237
   Insurance premiums and commissions receivable, net                81,479          87,535
   Deferred tax asset                                                10,865          45,202
   Other current assets                                              47,767          34,806
                                                               ------------    ------------
     Total current assets                                           390,270         369,941
   Property and equipment, net                                      112,757         107,152
   Goodwill                                                         803,613         731,174
   Intangible assets, net                                           218,100         206,036
   Other assets                                                      33,859          43,839
                                                               ------------    ------------
     Total assets                                              $  1,558,599    $  1,458,142
                                                               ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Short-term borrowings                                       $    170,000    $    172,000
   Accounts payable                                                  20,330          21,518
   Insurance premiums and commissions payable                       110,395          81,840
   Other current liabilities                                        131,176         128,645
                                                               ------------    ------------
     Total current liabilities                                      431,901         404,003
   Long-term debt                                                   300,000         300,000
   Deferred tax liability                                            56,229          34,184
   Other liabilities                                                  4,743           4,026
                                                               ------------    ------------
     Total liabilities                                              792,873         742,213
                                                               ------------    ------------
Stockholders' equity:
   Common stock, $0.02 par value, 320,000,000 shares
     authorized, 120,855,235 and 120,274,571 shares issued            2,417           2,405
   Additional paid-in capital                                       389,557         378,986
   Retained earnings                                                386,933         348,401
   Notes receivable from stockholders                                (8,172)        (10,776)
   Employee benefit trust, 345,230 and 344,207 shares                (5,550)         (5,676)
   Deferred compensation                                              5,335           5,752
   Unearned compensation - restricted stock                          (7,177)              -
   Accumulated other comprehensive income (loss)                      5,437            (340)
   Treasury stock at cost, 169,822 and 141,118 shares                (3,054)         (2,823)
                                                               ------------    ------------
     Total stockholders' equity                                     765,726         715,929
                                                               ------------    ------------
     Total liabilities and stockholders' equity                $  1,558,599    $  1,458,142
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

                     THE BISYS GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                          Nine Months Ended
                                                                                              March 31,
                                                                                    ----------------------------
                                                                                        2004            2003
                                                                                                    As Restated
                                                                                    ------------    ------------
Cash flows from operating activities:
Net income                                                                          $     45,551    $     67,203
Adjustments to reconcile net income to net cash provided by operating activities:
   Restructuring, impairment and other charges                                            25,590          12,079
   Depreciation and amortization                                                          45,172          36,223
   Deferred income tax provision                                                           8,389          (1,805)
   Change in operating assets and liabilities, net of effects from acquisitions           14,594           4,812
                                                                                    ------------    ------------
Net cash provided by operating activities                                                139,296         118,512
                                                                                    ------------    ------------
Cash flows from investing activities:
   Acquisitions of businesses, net of cash acquired                                      (56,926)       (126,396)
   Purchase of intangible assets                                                               -         (23,925)
   Capital expenditures                                                                  (27,763)        (33,821)
   Change in other investments                                                             1,486          (2,203)
                                                                                    ------------    ------------
Net cash used in investing activities                                                    (83,203)       (186,345)
                                                                                    ------------    ------------
Cash flows from financing activities:
   Proceeds from short-term borrowings                                                   212,000         248,000
   Repayment of short-term borrowings                                                   (314,000)       (143,000)
   Proceeds from long-term debt                                                          100,000               -
   Issuance of common stock                                                                5,021           4,581
   Proceeds from exercise of stock options                                                 6,767           5,398
   Repurchases of common stock                                                           (58,009)        (33,410)
   Other                                                                                   1,532            (251)
                                                                                    ------------    ------------
Net cash (used in) provided by financing activities                                      (46,689)         81,318
                                                                                    ------------    ------------

Net increase in cash and cash equivalents                                                  9,404          13,485

Cash and cash equivalents at beginning of period                                          79,558          78,371
                                                                                    ------------    ------------

Cash and cash equivalents at end of period                                          $     88,962    $     91,856
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

                     THE BISYS GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Throughout these Notes to Condensed Consolidated Financial Statements, all referenced amounts for prior periods and prior period comparisons reflect the balance and amounts on a restated basis. The Company expects to file amended Form 10-K and Form 10-Q reports to reflect its restated results of operations for prior periods as soon as practicable. For information on the restatement, see Note 11, Prior Year Restatements, to these financial statements.

1.    BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      THE COMPANY

      The BISYS Group, Inc. and subsidiaries (the "Company") is a leading provider of business process outsourcing solutions for the financial services sector.

      BASIS OF PRESENTATION

      The condensed consolidated financial statements include the accounts of The BISYS Group, Inc. and its subsidiaries and have been prepared consistent with the accounting policies reflected in the 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission and should be read in conjunction therewith. The condensed consolidated financial statements include all adjustments (consisting of normal recurring adjustments after considering restatement amounts) which are, in the opinion of management, necessary to fairly state this information.

      RECLASSIFICATION

      Certain reclassifications have been made to the fiscal year 2003 financial statements to conform to the fiscal year 2004 presentation.

      INSURANCE PREMIUMS AND COMMISSIONS RECEIVABLE AND PAYABLE

      The Company has separately reflected receivables and payables arising from its insurance-related businesses on the accompanying condensed consolidated balance sheets. The captions "insurance premiums and commissions receivable" and "insurance premiums and commissions payable" include insurance premiums and commissions in the Company's commercial insurance services division and net commissions receivable from the Company's life insurance brokerage division. In its capacity as a commercial property and casualty wholesale broker, the Company collects premiums from other agents and brokers and, after deducting its commissions, remits the premiums to the respective insurers.

      Net commission revenue from insurance distribution operations is recognized when all placement services have been provided, protection is afforded under the insurance policy, and the premium is known or can be reasonably estimated and is billable.

      RESTRICTED CASH

      Unremitted insurance premiums are held in a fiduciary capacity and approximated $62.0 million and $26.6 million at March 31, 2004 and June 30, 2003, respectively. The period for which the Company holds such funds is dependent upon the date the agent or broker remits the payment of the premium to the Company and the date the Company is required to forward such payment to the insurer.

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

      STOCK-BASED COMPENSATION

      The Company accounts for its stock option, restricted stock and stock purchase plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, compensation expense has been recorded for restricted stock awards, and no expense has been recorded for the Company's other stock-based plans. The following table presents the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation," (in thousands, except for per share amounts):

                                                Three Months Ended              Nine Months Ended
                                                    March 31,                        March 31
                                           ----------------------------    ----------------------------
                                               2004            2003            2004            2003
                                                           As Restated                     As Restated
                                           ------------    ------------    ------------    ------------
Net income, as reported                    $     19,394    $     28,987    $     45,551    $     67,203

Add: Stock-based employee compensation
   expense included in reported net
   income, net of related tax effects               454               -             917               -

Deduct: Total stock-based employee
   compensation expense determined
   under fair value based method, net
   of related tax effects                        (4,352)         (4,506)        (12,449)        (13,247)
                                           ------------    ------------    ------------    ------------

Pro forma net income                       $     15,496    $     24,481    $     34,019    $     53,956
                                           ============    ============    ============    ============

Earnings per share:
   Basic, as reported                      $       0.16    $       0.24    $       0.38    $       0.56
                                           ============    ============    ============    ============
   Basic, pro forma                        $       0.13    $       0.20    $       0.28    $       0.45
                                           ============    ============    ============    ============

   Diluted, as reported                    $       0.16    $       0.24    $       0.38    $       0.55
                                           ============    ============    ============    ============
   Diluted, pro forma                      $       0.13    $       0.20    $       0.28    $       0.44
                                           ============    ============    ============    ============

2.    USE OF ESTIMATES

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The most significant estimates are related to net commissions receivable, the allowance for doubtful accounts, goodwill and intangible assets, revenue recognition, income taxes, contingencies, and restructuring, impairment and other charges.

      The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates in the near term.

3.    COMPREHENSIVE INCOME

      The components of comprehensive income are as follows (in thousands):

                                                Three Months Ended               Nine Months Ended
                                                     March 31,                       March 31,
                                           ----------------------------    ----------------------------
                                               2004            2003            2004            2003
                                                           As Restated                     As Restated
                                           ------------    ------------    ------------    ------------
Net income                                 $     19,394    $     28,987    $     45,551    $     67,203
Unrealized gain on investments, net of
  deferred taxes                                  1,635               -           4,773               -
Foreign currency translation adjustment             387             (61)          1,004             134
                                           ------------    ------------    ------------    ------------
  Total comprehensive income               $     21,416    $     28,926    $     51,328    $     67,337
                                           ============    ============    ============    ============

4.    EARNINGS PER SHARE

      Basic and diluted EPS computations for the three and nine months ended March 31, 2004 and 2003 are as follows (in thousands, except per share amounts):

                                                Three Months Ended               Nine Months Ended
                                                     March 31,                       March 31,
                                           ----------------------------    ----------------------------
                                               2004            2003            2004            2003
                                                           As Restated                     As Restated
                                           ------------    ------------    ------------    ------------
Basic EPS

Net income                                 $     19,394    $     28,987    $     45,551    $     67,203
                                           ============    ============    ============    ============
Weighted average common shares
 outstanding                                    120,217         119,565         119,774         119,501
                                           ============    ============    ============    ============

Basic earnings per share                   $       0.16    $       0.24    $       0.38    $       0.56
                                           ============    ============    ============    ============

Diluted EPS

Net income                                 $     19,394    $     28,987    $     45,551    $     67,203
                                           ============    ============    ============    ============
Weighted average common shares
 outstanding                                    120,217         119,565         119,774         119,501

Assumed conversion of common shares
 issuable under stock-based compensation
 plans                                            1,222           1,206           1,127           2,127
                                           ------------    ------------    ------------    ------------
Weighted average common and common
 equivalent shares outstanding                  121,439         120,771         120,901         121,628
                                           ============    ============    ============    ============

Diluted earnings per share                 $       0.16    $       0.24    $       0.38    $       0.55
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

      Certain stock options were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of common shares during the period, as follows (in thousands, except per share amounts):

                                                    Three Months Ended                    Nine Months Ended
                                                        March 31,                              March 31,
                                           -----------------------------------    ----------------------------------
                                                 2004               2003                2004              2003
                                                                As Restated                           As Restated
                                           ----------------   ----------------    ----------------  ----------------
Number of options excluded                            7,269              8,267               7,396             5,858

Option price per share                     $16.89 to $35.30   $16.00 to $35.30    $16.70 to $35.30  $21.25 to $35.30

Average market price of common shares
 for the period                            $          16.83   $          15.84    $          16.28  $          19.36

5.    RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES

      During the three and nine months ended March 31, 2004, the Company recorded pre-tax restructuring, impairment and other charges of $10.8 million and $25.6 million, respectively. The charges relate to the integration, consolidation, and reorganization of certain business operations, particularly in the Company's European Fund Services division and the Insurance and Education Services group, and the recording of estimated amounts for litigation expenses and contractual disputes.

      A summary of these items follows (in thousands):

                                                            Three Months Ended           Nine Months Ended
                                                              March 31, 2004              March 31, 2004
                                                            ------------------           -----------------
Restructuring charges                                       $            2,164           $           9,577
Impairment charges                                                       3,350                       7,865
Litigation and other charges                                             5,301                       8,148
                                                            ------------------           -----------------
  Total restructuring, impairment and other charges         $           10,815           $          25,590
                                                            ==================           =================

      Restructuring charges of $9.6 million during the nine months ended March 31, 2004 were comprised of severance totaling $7.4 million and lease termination and other costs of $2.1 million. Severance charges resulted from the termination or planned termination of approximately 330 employees representing all levels of staffing.

      The following summarizes activity with respect to the Company's restructuring activities for the nine months ended March 31, 2004 (in thousands):

Expense provision
   Employee severance                 $  7,434
   Facility closure                      2,143
                                      --------
                                         9,577
                                      --------
Cash payments and other                  5,821
                                      --------
Remaining accrual at March 31, 2004
Employee severance                       2,341
Facility closure                         1,415
                                      --------
                                      $  3,756
                                      --------

      In connection with the aforementioned restructuring plans, certain severance costs approximating $1.8 million and lease termination costs of approximately $1.2 million are expected to be recognized throughout the remainder of fiscal 2004 and the first half of fiscal 2005 in accordance with FAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities."

      The Company recorded pre-tax restructuring charges of $12.1 million during the nine months ended March 31, 2003 related to the integration, consolidation and relocation of certain business operations, primarily as a result of acquisition activity and the downsizing of certain areas in the investment, insurance, education, and check imaging businesses in fiscal 2003. The restructuring charge included a provision of $7.2 million for severance-related costs for approximately 300 employees and $4.9 million for facility closure and related costs. At March 31, 2004, an accrual of $0.9 million remains from this prior year charge and relates to lease costs for facility closures.

      The Company recorded asset impairment charges of $7.9 million during the nine months ended March 31, 2004, consisting primarily of the following items:

            - a $3.9 million charge in the Investment Services segment for the impairment of an intangible asset and other long-lived assets as a result of the Company's plan to restructure its European mutual fund services operations and to exit certain European locations during the calendar year 2004 following the acquisition of two of the Company's significant customers by acquirers with existing fund services capabilities;

            - a $2.2 million charge in the Information Services segment for write-downs of software licenses and obsolete inventory held for resale, due to lack of sufficient demand;

            - a $1.2 million charge in the Insurance and Education Services segment for impairment of a customer-related intangible asset deemed to be no longer recoverable from related future cash flows.

      The Company also recorded an additional tax valuation allowance of $5.2 million for deferred tax assets associated with tax loss carryforwards arising from the European mutual fund services operations as the Company believes the deferred tax assets will not be realized.

      Based on internal analysis and discussions with counsel on the status of various litigation matters and contract disputes, the Company recorded a charge of approximately $3.1 million related to breach of contract claims in the life insurance services business. The amount of the charge includes an estimated resolution amount and actual legal fees incurred during the nine months ended March 31, 2004. The Company intends to continue to vigorously defend the claims asserted and has asserted a number of counterclaims. Additionally, during the three months ended March 31, 2004, the Company recorded a charge of $5.0 million in the Life Insurance division related to estimated resolution amounts with certain third parties arising from contractual disputes over the obligations of the parties.

6.    INTANGIBLE ASSETS AND GOODWILL

      INTANGIBLE ASSETS

      At March 31, 2004, acquired intangible assets were comprised of the following (in thousands):

                            Gross Carrying     Accumulated         Net Book
                                Amount         Amortization         Value
                            --------------    --------------    --------------
Customer related            $      218,321    $      (46,193)   $      172,128
Noncompete agreements               45,862           (15,396)           30,466
Other                               23,195            (7,689)           15,506
                            --------------    --------------    --------------
  Total                     $      287,378    $      (69,278)   $      218,100
                            ==============    ==============    ==============

      At June 30, 2003, acquired intangible assets were comprised of the following (in thousands):

                            Gross Carrying     Accumulated         Net Book
                                Amount         Amortization         Value
                            --------------    --------------    --------------
Customer related            $      190,917    $      (32,618)   $      158,299
Noncompete agreements               42,451           (11,629)           30,822
Other                               23,070            (6,155)           16,915
                            --------------    --------------    --------------
  Total                     $      256,438    $      (50,402)   $      206,036
                            ==============    ==============    ==============

      All of the Company's acquired intangible assets are subject to amortization. Amortization expense for acquired intangible assets was $7.2 million and $19.7 million for the three and nine months ended March 31, 2004 and $18.8 million for the year ended June 30, 2003. Estimated annual amortization expense is $27.0 million in fiscal 2004, $28.1 million in fiscal 2005, $27.0 million in fiscal 2006, $25.7 million in fiscal 2007, and $24.9 million in fiscal 2008.

      In connection with the Company's plan to reorganize its Life Insurance division and restructure its European fund services operations by exiting certain European locations during calendar year 2004, impairment losses of $2.0 million were recognized during the nine months ended March 31, 2004 for customer-related intangibles. The amount of the impairment losses represented the remaining net book value of the intangibles.

      GOODWILL

      The changes in the carrying amount of goodwill by business segment for the nine months ended March 31, 2004 are as follows (in thousands):

                                 Investment      Insurance and      Information
                                  Services     Education Services     Services        Total
                                 ----------    ------------------   -----------    ----------
Balance, July 1, 2003, as
 restated                        $  311,366    $          384,418   $    35,390    $  731,174

Additions                                 -                71,160             -        71,160

Adjustments to previous
 acquisitions                             -                 1,279             -         1,279
                                 ----------    ------------------   -----------    ----------
Balance, March 31, 2004          $  311,366    $          456,857   $    35,390    $  803,613
               === ====          ==========    ==================   ===========    ==========

7.    BORROWINGS

      In March 2004, the Company entered into a new senior unsecured credit facility. The $400 million facility contains a $300 million revolving line of credit facility, of which $70 million is outstanding at March 31, 2004, and a $100 million term loan. The facility, which expires March 31, 2008, supports working capital requirements, repurchases of the Company's common stock, and the funding of future acquisitions.

      Outstanding borrowings under the credit facility bear interest at prime or, at the Company's option, LIBOR plus a margin. The margin will not exceed 1.45% on the revolving component and 1.75% on the term loan component based upon the ratio of the Company's consolidated indebtedness to consolidated earnings before interest expense, taxes, depreciation, and amortization. The credit agreement requires the Company to pay an annual agent fee of $25,000 and an annual facility fee on the $300 million revolving credit, not to exceed 0.30% or $900,000. The facility is guaranteed by certain subsidiaries of The BISYS Group, Inc.

      The credit agreement requires, among other things, the Company to maintain certain financial covenants and limits the Company's ability to incur future indebtedness and to pay dividends. As of March 31, 2004, no amounts were permitted for the payment of cash dividends.

      The Company may borrow under the revolving credit facility through March 2008 up to $300 million, reduced by any outstanding letters of credit ($3.2 million at March 31, 2004). The $100 million term loan has quarterly principal payments commencing on June 30, 2005 with a final maturity of March 31, 2008. Interest is payable quarterly for prime rate borrowings or at maturity for LIBOR borrowings, which range from 30 to 180 days. At March 31, 2004, the weighted average interest rate of the credit facility borrowings was 2.28%.

      Long-term debt includes $300 million of 4% convertible subordinated notes due March 2006.

      As part of the Credit Agreement with lenders governing the senior unsecured credit facility, the Company made certain representations about its prior period financial statements. In light of the need for adjustments to these prior period financial statements, the lenders consider these representations to have been inaccurate when made, and therefore, the lenders have asserted that there has been a breach under the Credit Agreement causing the Company to be in default. Based on the Company's expectation of the extent of such adjustment at that time, the Company procured a waiver from the lenders which allow the Company to continue to rollover certain LIBOR-based borrowings. However, until the waiver becomes permanent, the terms of the waiver do not cure the asserted default and preclude the Company from drawing down additional borrowings under the credit facility. The waiver will become permanent if the Company files its amended Form 10-K for the fiscal year ended June 30, 2003 prior to the due date of the Company's Form 10-K for the fiscal year ended June 30, 2004, which the Company expects to do, and the other conditions of the waiver are met. In addition, the lenders have informed the Company that, based on the information contained in this report, an additional waiver may be required. The lenders have asserted that they have the right to accelerate payment of outstanding borrowings under the credit facility until the waiver becomes permanent. Accordingly, all outstanding borrowings under the revolving line of credit and the term loan portion of the senior credit facility have been classified as a current obligation. The Company is in discussions with its lenders and believes that it will be successful in resolving these matters. However, in the unlikely event that the Company is unable to successfully resolve these matters with its lenders and the payment of outstanding borrowings under the credit facility is accelerated, there could be a material adverse effect on the Company's ability to meet its short-term working capital needs. Should this occur the Company believes that alternative funding sources are available to meet its working capital needs.

      Debt outstanding at March 31, 2004 and June 30, 2003 is as follows (in thousands):

                                              March 31, 2004                   June 30, 2003
                                        ----------------------------    ----------------------------
                                                         Due within                      Due within
                                         Long-term        One Year       Long-term        One Year
                                        ------------    ------------    ------------    ------------
Senior credit facility, term loan,
at a rate of 2.375%                     $          -    $    100,000    $          -    $          -

Senior credit facility, revolving
line of credit, at a rate of 2.15%
and 2.00%, respectively                            -          70,000               -         172,000

Convertible subordinated 4% notes            300,000               -         300,000               -
                                        ------------    ------------    ------------    ------------
   Total Debt                           $    300,000    $    170,000    $    300,000    $    172,000
                                        ============    ============    ============    ============

8.    SEGMENT INFORMATION

      The following table sets forth revenue and operating income by business segment and for corporate operations for the three and nine months ended March 31, 2004 and 2003. Restructuring, impairment and other charges are excluded from the operating results of the segment as management does not consider such charges in its assessment of segment performance, or in allocating resources among segments.

                                                               (in thousands)
                                             Three Months Ended              Nine Months Ended
                                                  March 31,                       March 31,
                                        ----------------------------    ----------------------------
                                            2004            2003            2004            2003
                                                         As Restated                     As Restated
                                        ------------    ------------    ------------    ------------
Revenue:

Investment Services                     $    148,295    $    125,050    $    414,677    $    367,847
Insurance and Education Services              67,458          57,059         190,124         159,285
Information Services                          56,579          55,965         165,346         159,095
                                        ------------    ------------    ------------    ------------
   Total revenue                        $    272,332    $    238,074    $    770,147    $    686,227
                                        ============    ============    ============    ============
Operating income (loss):
Investment Services                     $     18,034    $     20,167    $     50,904    $     54,123
Insurance and Education Services              15,052          18,782          39,353          51,444
Information Services                          16,900          15,779          44,626          42,009
Corporate                                     (5,348)         (5,101)        (16,688)        (15,757)
                                        ------------    ------------    ------------    ------------
   Total operating income               $     44,638    $     49,627    $    118,195    $    131,819
                                        ============    ============    ============    ============
Restructuring, impairment and
other charges:

Investment Services                     $      1,709      $        -    $      8,115    $      5,430
Insurance and Education Services               6,960               -          13,891           2,866
Information Services                           2,133               -           2,631           1,494
Corporate                                         13               -             953           2,289
                                        ------------    ------------    ------------    ------------
   Total restructuring, impairment
     and other charges                  $     10,815    $          -    $     25,590    $     12,079
                                        ============    ============    ============    ============
   Total consolidated operating
     earnings                           $     33,823    $     49,627    $     92,605    $    119,740
                                        ============    ============    ============    ============

9.    RESTRICTED STOCK

      Pursuant to the 1999 Equity Participation Plan, the Company provides for awards of restricted shares of the Company's common stock to key management employees. Restricted shares awarded under the plan are subject to certain transfer and forfeiture restrictions that lapse over a four-year vesting period. Awards for 505,284 restricted shares were granted, net of forfeitures, during the first nine months of fiscal 2004 at fair values ranging from $13.15 to $18.71 per share. Unearned compensation expense related to the issuance of restricted shares is reported as a reduction of stockholders' equity on the accompanying condensed consolidated financial statements and compensation expense is recorded ratably over the four-year vesting period, during which the shares are subject to transfer and forfeiture restrictions, based on the fair value on the award date. Compensation expense related to the issuance of restricted shares approximated $0.7 million and $1.5 million during the three and nine months ended March 31, 2004.

10.   BUSINESS COMBINATIONS

      On January 12, 2004, the Company acquired Uhlemeyer Services, Inc. ("Uhlemeyer"), a St. Louis-based managing general agency ("MGA") serving the commercial property and casualty insurance marketplace and specializing in distributing and servicing workers' compensation insurance programs. Pro forma information has not been presented due to lack of materiality.

      On November 10, 2003, the Company acquired USA Insurance Group, Inc. ("USAIG"), a Florida-based MGA serving the commercial property and casualty insurance marketplace. The acquisition of USAIG broadens the product and geographic reach of the Company's commercial property and casualty line of business, and complements and significantly expands its MGA platform.

      The Company completed its acquisition of USAIG through the exchange of approximately 2.8 million shares of BISYS common stock held in treasury and $49.7 million cash for all of the equity interests of USAIG. The excess purchase price over the fair value of the net tangible assets acquired approximates $92.7 million. Of this amount, $64.0 million was allocated to goodwill and $28.7 million to other identifiable intangible assets based on estimates of fair values and is being amortized on a straight-line basis over periods ranging from 5 to 10 years. USAIG's fair value of assets and liabilities, including transaction costs, were as follows (in thousands):

Estimated fair value of assets acquired         $    141,246
Liabilities assumed                                  (52,746)
Common stock issued                                  (38,823)
                                                ------------
  Net cash paid                                 $     49,677
                                                ============

      The following unaudited pro forma consolidated results of operations has been prepared as if the acquisition of USAIG had occurred at the beginning of each period (in thousands, except per share data):

                                      Three Months Ended              Nine Months Ended
                                          March 31,                       March 31,
                                 ----------------------------    ----------------------------
                                     2004            2003           2004             2003
                                                  As Restated                    As Restated
                                 ------------    ------------    ------------    ------------
Revenues                         $    272,332    $    245,240    $    780,493    $    708,570
Net income                       $     19,394    $     30,130    $     46,951    $     70,398
Diluted earnings per share       $       0.16    $       0.24    $       0.38    $       0.56

      The operations of USAIG and Uhlemeyer are included in the consolidated financial statements since the date of acquisition.

11.   PRIOR YEAR RESTATEMENTS

      Prior to the issuance of these March 31, 2004 interim financial statements, the Company determined that it was appropriate to restate previously issued financial statements to record adjustments for correction of errors resulting from various accounting matters described below. The Company intends to restate its financial results for the fiscal years ended June 30, 2003, 2002 and 2001 and the quarters ended December 31 and September 30, 2003. The adjustments fall into three general categories: adjustments to commissions receivable in the Life Insurance division, adjustments relating to goodwill and deferred taxes established in acquisition accounting for certain acquired entities in the Life Insurance division, and adjustments to agent commissions payable in the Life Insurance division. Additionally, as a result of the restatement adjustments, adjustments to the computation of deferred tax assets and liabilities were also recorded. The net impact of the restatement on net income for the each of the relevant periods for each such category is set forth below (in thousands, except per share data):

                                       SIX MONTHS
                                          ENDED                              YEARS ENDED JUNE 30,
                                      DECEMBER 31,    ------------------------------------------------------------------
                                          2003           2003          2002          2001        PRE-2001       TOTAL
                                      ------------    ----------    ----------    ----------    ----------    ----------
Net income, as reported               $     24,857    $  111,823    $  115,861    $   85,120
                                      ------------    ----------    ----------    ----------
Pretax adjustments:
  Commissions receivable                     2,270       (11,738)      (36,060)      (23,880)      (10,567)      (79,975)
  Goodwill and deferred taxes                    -        (7,348)       (6,486)       (7,214)            -       (21,048)
  Commissions payable                         (198)       (1,221)       (1,221)            -             -        (2,640)
                                      ------------    ----------    ----------    ----------    ----------    ----------
Total pretax adjustments                     2,072       (20,307)      (43,767)      (31,094)      (10,567)     (103,663)

Tax effect of restatement
 adjustment                                    772        (6,727)      (16,604)      (13,044)         (228)      (35,831)
                                      ------------    ----------    ----------    ----------    ----------    ----------

Total net adjustments                        1,300       (13,580)      (27,163)      (18,050)   $  (10,339)   $  (67,832)
                                      ------------    ----------    ----------    ----------    ----------    ----------

Net income, as restated               $     26,157    $   98,243    $   88,698    $   67,070
                                      ============    ==========    ==========    ==========
Basic earnings per share, as
 reported                             $       0.21    $     0.93    $     0.98    $     0.74
Effect of net adjustments                     0.01         (0.11)        (0.23)        (0.16)
                                      ------------    ----------    ----------    ----------
Basic earnings per share, as
 restated                             $       0.22    $     0.82    $     0.75    $     0.58
                                      ============    ==========    ==========    ==========
Diluted earnings per share, as
 reported                             $       0.21    $     0.92    $     0.94    $     0.71
Effect of net adjustments                     0.01         (0.11)        (0.22)        (0.15)
                                      ------------    ----------    ----------    ----------
Diluted earnings per share, as
restated                              $       0.22    $     0.81    $     0.72    $     0.56
                                      ============    ==========    ==========    ==========

      The restatement principally arose from the Company's continuing review and analysis of estimates used in determining the level of commissions receivable in the Life Insurance Services division. Based upon this review and analysis, the Company determined that an adjustment of $80.0 million to reduce commissions receivable in its Life Insurance division, together with corresponding adjustments to revenues and expenses, should be recorded and be reflected in a restatement of its financial results for the affected periods, as described above. The adjustment to commissions receivable of $80.0 million is primarily attributable to the over accrual of revenue, based on assumptions underlying the estimates that were subsequently determined to be incorrect. The assumptions were used to compute certain first year, bonus and renewal commissions receivable during the period July 1999 through December 2003. In connection with the aforementioned review, the Company also identified adjustments relating to acquisition accounting for certain acquired entities in the Life Insurance business, resulting in an adjustment to goodwill, deferred taxes and revenue over the affected periods of $21.0 million. This adjustment reflects the recording of commissions receivable as of the date of acquisition to convert the acquired entity from the cash basis to the accrual basis of accounting, resulting in a corresponding downward adjustment to revenue incorrectly accrued following each such acquisition. Additionally, adjustments to commissions payable of $2.6 million, together with corresponding adjustments to net revenues, were identified as a result of an understatement in agent commissions payable.

      The Company intends to report revised financial statements reflecting the impact of the restatement on the fiscal years ended June 30, 2003, 2002 and 2001 on Form 10-K/A for the fiscal year ended June 30, 2003, as well as report revised financial statements reflecting the impact of the restatement on the quarters ended December 31 and September 30, 2003 on Forms 10-Q/A for each respective period, as soon as practicable. The Company expects to make such filings prior to the due date of the Company's Form 10K for the fiscal year ended June 30, 2004. The restatement also affects periods prior to the fiscal year ended June 30, 2001. The net impact of the restatement on such prior periods will be reflected as a reduction to beginning stockholders' equity as of July 1, 2000 in the amount of $10.3 million.

      In connection with the process, the Company restated its financial statements for the three and nine months ended March 31, 2003. The net impact of the restatement on net income for the three and nine months ended March 31, 2003 was a decrease in net income of $3.5 million and $10.8 million, respectively.

      The following table sets forth the effects of the restatement adjustments discussed above on the Condensed Consolidated Statement of Income for the three month period ended March 31, 2003 (in thousands, except per share amounts):

                                               Three Months Ended
                                                 March 31, 2003
                                            --------------------------
                                            As Reported    As Restated
                                            -----------    -----------
Revenues                                    $   244,776    $   238,074
                                            -----------    -----------
Operating costs and expenses:
   Service and operating                        141,076        139,746
   Selling, general and
   administrative                                43,892         43,892
   Amortization of intangible assets              4,809          4,809
   Restructuring, impairment and
   other charges                                      -              -
                                            -----------    -----------
Total operating costs and expenses              189,777        188,447
                                            -----------    -----------

Operating earnings                               54,999         49,627
Interest income                                     270            270
Interest expense                                 (4,475)        (4,475)
                                            -----------    -----------
Income before income taxes                       50,794         45,422
Income taxes                                     18,286         16,435
                                            -----------    -----------
Net income                                  $    32,508    $    28,987
                                            ===========    ===========

Basic earnings per share                    $      0.27    $      0.24
                                            ===========    ===========

Diluted earnings per share                  $      0.27    $      0.24
                                            ===========    ===========

      The following table sets forth the effects of the restatement adjustment discussed above on the Condensed Consolidated Statement of Income for the nine months ended March 31, 2003 (in thousands, except per share):

                                                Nine Months Ended
                                                 March 31, 2003
                                            --------------------------
                                            As Reported    As Restated
                                            -----------    -----------
Revenues                                    $   705,232    $   686,227
                                            -----------    -----------
Operating costs and expenses:
   Service and operating                        412,751        409,863
   Selling, general and
   administrative                               131,071        131,071
   Amortization of intangible assets             13,474         13,474
   Restructuring, impairment and
   other charges                                 12,079         12,079
                                            -----------    -----------
Total operating costs and expenses              569,375        566,487
                                            -----------    -----------

Operating earnings                              135,857        119,740
Interest income                                   1,178          1,178
Interest expense                                (13,428)       (13,428)
                                            -----------    -----------
Income before income taxes                      123,607        107,490
Income taxes                                     45,591         40,287
                                            -----------    -----------
Net income                                  $    78,016    $    67,203
                                            ===========    ===========

Basic earnings per share                    $      0.65    $      0.56
                                            ===========    ===========

Diluted earnings per share                  $      0.64    $      0.55
                                            ===========    ===========

      The following table sets forth the effects of the restatement adjustments discussed above on the Condensed Consolidated Balance Sheet at June 30, 2003 (in thousands):

                                                                    June 30, 2003    June 30, 2003
                                                                     As Reported      As Restated
                                                                    -------------    -------------
ASSETS

Current assets:
   Cash and cash equivalents                                        $      79,558    $      79,558
   Restricted cash                                                         26,603           26,603
   Accounts receivable, net                                                96,237           96,237
   Insurance premiums and commissions receivable, net                     169,780           87,535
   Deferred tax asset                                                      13,655           45,202
   Other current assets                                                    34,806           34,806
                                                                    -------------    -------------
     Total current assets                                                 420,639          369,941
   Property and equipment, net                                            107,152          107,152
   Goodwill                                                               749,227          731,174
   Intangible assets, net                                                 206,036          206,036
   Other assets                                                            43,839           43,839
                                                                    -------------    -------------
     Total assets                                                   $   1,526,893    $   1,458,142
                                                                    =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Short-term borrowings                                            $     172,000    $     172,000
   Accounts payable                                                        21,518           21,518
   Insurance premiums and commissions payable                              79,398           81,840
   Other current liabilities                                              127,643          128,645
                                                                    -------------    -------------
     Total current liabilities                                            400,559          404,003
   Long-term debt                                                         300,000          300,000
   Deferred tax liability                                                  37,247           34,184
   Other liabilities                                                        4,026            4,026
                                                                    -------------    -------------
     Total liabilities                                                    741,832          742,213
                                                                    -------------    -------------
Stockholders' equity:
   Common stock, $0.02 par value, 320,000,000 shares authorized,
     120,274,571 shares issued                                              2,405            2,405
   Additional paid-in capital                                             378,986          378,986
   Retained earnings                                                      417,533          348,401
   Notes receivable from stockholders                                     (10,776)         (10,776)
   Employee benefit trust, 344,207 shares                                  (5,676)          (5,676)
   Deferred compensation                                                    5,752            5,752
   Accumulated other comprehensive income (loss)                             (340)            (340)
   Treasury stock at cost, 141,118 shares                                  (2,823)          (2,823)
                                                                    -------------    -------------
     Total stockholders' equity                                           785,061          715,929
                                                                    -------------    -------------
     Total liabilities and stockholders' equity                     $   1,526,893    $   1,458,142
                                                                    =============    =============

12.   SUBSEQUENT EVENTS

      On May 17, 2004, the Company announced that it would restate its financial results for the fiscal years ended June 30, 2003, 2002, and 2001 and for the quarters ended December 31 and September 30, 2003 as described in Note
      11. The Company notified the Securities and Exchange Commission ("SEC") of its intention to restate prior period financial results and that there would be a delay in the filing of its Form 10Q for the quarter ended March 31, 2004. Subsequently, the SEC advised the Company that the SEC is conducting an investigation into the facts and circumstances related to the restatement. The Company is cooperating fully with the SEC.

      Following the Company's May 17, 2004 announcement regarding the restatement of its financial results, two putative class action lawsuits, Rosen v The Bisys Group, Inc., et al. and Vogel v The Bisys Group, Inc, et al., were filed against the Company and certain of its current and former officers in the United States District Court for the Southern District of New York. The complaints purport to be brought on behalf of all shareholders who purchased the Company's securities between October 23, 2000 and May 17, 2004. The complaints generally assert that the Company and certain of its officers allegedly violated the federal securities laws in connection with the purported issuance of false and misleading information concerning the Company's financial condition. The complaints seek damages in an unspecified amount against the Company. The Company intends to defend itself vigorously against these claims but is unable to determine the ultimate outcome. In addition to these lawsuits, the Company has seen public announcements by others purporting to file similar lawsuits but the Company has not seen such other complaints.

      The Audit Committee of the Company's Board of Directors is conducting an independent investigation into the events and circumstances that resulted in the restatement and has retained independent counsel to assist in such investigation. The Company is fully cooperating with the independent counsel in this ongoing investigation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Throughout this discussion and analysis of financial condition and results of operations, all referenced amounts for prior periods and prior period comparisons reflect the balance and amounts on a restated basis.

The Company provides outsourcing solutions to and through financial organizations. The following table presents the percentage of revenues represented by each item in the Company's condensed consolidated statements of income for the periods indicated:

                                                           Three Months Ended              Nine Months Ended
                                                               March 31,                       March 31,
                                                      ---------------------------     ---------------------------
                                                          2004            2003            2004            2003
                                                                      As Restated                     As Restated
                                                      -----------     -----------     -----------     -----------
Revenues                                                    100.0%          100.0%          100.0%          100.0%
                                                      -----------     -----------     -----------     -----------
Operating costs and expenses:
   Service and operating                                     63.0            58.7            63.4            59.7
   Selling, general and administrative                       17.9            18.4            18.7            19.1
   Amortization of intangible assets                          2.7             2.0             2.6             2.0
   Restructuring, impairment and other charges                4.0               -             3.3             1.8
                                                      -----------     -----------     -----------     -----------
Total operating costs and expenses                           87.6            79.1            88.0            82.6
                                                      -----------     -----------     -----------     -----------
Operating earnings                                           12.4            20.9            12.0            17.4
Interest income                                               0.1             0.1             0.1             0.2
Interest expense                                             (1.7)           (1.9)           (1.8)           (1.9)
                                                      -----------     -----------     -----------     -----------
Income before income taxes                                   10.8            19.1            10.3            15.7
Income taxes                                                  3.7             6.9             4.4             5.9
                                                      -----------     -----------     -----------     -----------
Net income                                                    7.1%           12.2%            5.9%            9.8%
                                                      ===========     ===========     ===========     ===========

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2004 WITH THE THREE MONTHS ENDED MARCH 31, 2003.

      Revenues increased 14.4% from $238.1 million for the three months ended March 31, 2003 to $272.3 million for the three months ended March 31, 2004. This growth was derived from acquired businesses during the past twelve months, sales to new clients, existing client growth, and cross sales to existing clients. Internal revenue growth approximated 8% for the three months ended March 31, 2004 over the same period last year.

      Service and operating expenses increased 23.0% from $139.7 million for the three months ended March 31, 2003 to $171.8 million for the three months ended March 31, 2004 and increased as a percentage of revenues from 58.7% to 63.0%. The dollar and percentage increase resulted from additional costs associated with greater revenues, lower margins in the Investment Services segment, principally in the 401(k) administration business, and changes in the mix of the Company's business.

      Selling, general and administrative expenses increased 10.9% from $43.9 million for the three months ended March 31, 2003 to $48.7 million for the three months ended March 31, 2004 and decreased as a percentage of revenues from 18.4% to 17.9%. The dollar increase resulted from additional costs associated with greater revenues. The decrease as a percentage of revenues resulted from further utilization of existing general and administrative support resources.

      Amortization of intangible assets increased $2.4 million for the three months ended March 31, 2004 over the same period last year due to a higher level of intangible assets associated with recently acquired businesses and customer contracts.

      Interest expense increased $0.3 million for the three months ended March 31, 2004 over the same period last year primarily due to the interest costs associated with higher average borrowings under the Company's revolving credit facility.

      The income tax provision of $10.1 million for the three months ended March 31, 2004 decreased from $16.4 million for the three months ended March 31, 2003, due to lower taxable income. The provision represents an effective tax rate, excluding the impact of restructuring, impairment and other charges, of 35.0% and 36.2% for the periods ended March 31, 2004 and 2003, respectively. The decrease in the effective tax rate is primarily due to a state tax valuation allowance adjustment taken during the quarter ended March 31, 2004.

      Operating earnings, before amortization of intangibles and restructuring, impairment and other charges, resulted in margins of 19.0% and 22.9% for the three months ended March 31, 2004 and 2003, respectively. The margin decrease was primarily due to a significant margin decline in the Insurance and Education Services segment as a result of a decline in internal revenue and change in the mix of business.

COMPARISON OF THE NINE MONTHS ENDED MARCH 31, 2004 WITH THE NINE MONTHS ENDED MARCH 31, 2003.

      Revenues increased 12.2% from $686.2 million for the nine months ended March 31, 2003 to $770.1 million for the nine months ended March 31, 2004. This growth was derived largely from acquired businesses during the past twelve months. Internal revenue growth approximated 6% for the nine months ended March 31, 2004 over the same period last year.

      Service and operating expenses increased 19.1% from $409.9 million for the nine months ended March 31, 2003 to $488.0 million for the nine months ended March 31, 2004 and increased as a percentage of revenues from 59.7% to 63.4%. The dollar and percentage increase resulted from additional costs associated with greater revenues, a higher cost base in certain areas of the Life Insurance Services division, lower margins in the 401(k) administration business, and changes in the mix of the Company's business.

      Selling, general and administrative expenses increased 10.0% from $131.1 million for the nine months ended March 31, 2003 to $144.2 million for the nine months ended March 31, 2004 and decreased as a percentage of revenues from 19.1% to 18.7%. The dollar increase resulted from additional costs associated with greater revenues. The decrease as a percentage of revenues resulted from further utilization of existing general and administrative support resources.

      Amortization of intangible assets increased $6.3 million for the nine months ended March 31, 2004 over the same period last year due to a higher level of intangible assets associated with recently acquired businesses and customer contracts.

      Interest expense increased $0.7 million for the nine months ended March 31, 2004 over the same period last year primarily due to the interest costs associated with higher average borrowings under the Company's revolving credit facility.

      The income tax provision of $33.9 million for the nine months ended March 31, 2004 decreased from $40.3 million for the nine months ended March 31, 2003, due to lower taxable income. The tax provision for the nine months ended March 31, 2004 also includes recognition of an additional tax valuation allowance of $5.2 million for deferred tax assets associated with tax loss carryforwards from the European mutual fund services operations that are not expected to be realized. The provision represents an effective tax rate, excluding the impact of restructuring, impairment and other charges, of 36.4% and 37.5% for the nine months ended March 31, 2004 and 2003, respectively. The decrease in the effective tax rate is primarily due to a state tax valuation allowance adjustment taken during the third fiscal quarter of 2004.

      Operating earnings, before amortization of intangibles and restructuring, impairment and other charges, resulted in margins of 17.9% and 21.2% for the nine months ended March 31, 2004 and 2003, respectively. The margin decrease was primarily due to a significant margin decline in the Insurance and Education Services segment as a result of a decline in internal revenue and a higher cost base in certain areas of the Life Insurance Services division.

RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES

      During the three and nine months ended March 31, 2004, the Company recorded pre-tax restructuring, impairment and other charges of $10.8 million and $25.6 million, respectively. The charges relate to the integration, consolidation, and reorganization of certain business operations, particularly in the Company's European Fund Services division and the Insurance and Education Services group, and the recording of estimated amounts for litigation expenses and contractual disputes.

      A summary of these items follows (in thousands):

                                                         Three Months Ended    Nine Months Ended
                                                           March 31, 2004       March 31, 2004
                                                         ------------------    -----------------
Restructuring charges                                    $            2,164    $           9,577
Impairment charges                                                    3,350                7,865
Litigation and other charges                                          5,301                8,148
                                                         ------------------    -----------------
  Total restructuring, impairment and other charges      $           10,815    $          25,590
                                                         ==================    =================

      Restructuring charges of $9.6 million during the nine months ended March 31, 2004 were comprised of severance totaling $7.4 million and lease termination and other costs of $2.1 million. Severance charges resulted from the termination or planned termination of approximately 330 employees representing all levels of staffing.

      The following summarizes activity with respect to the Company's restructuring activities for the nine months ended March 31, 2004 (in thousands):

Expense provision
   Employee severance                       $    7,434
   Facility closure                              2,143
                                            ----------
                                                 9,577
                                            ----------

Cash payments and other                          5,821
                                            ----------
Remaining accrual at March 31, 2004
Employee severance                               2,341
Facility closure                                 1,415
                                            ----------
                                            $    3,756
                                            ----------

      In connection with the aforementioned restructuring plans, certain severance costs approximating $1.8 million and lease termination costs of approximately $1.2 million are expected to be recognized throughout the remainder of fiscal 2004 and the first half of fiscal 2005 in accordance with FAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities."

      The Company recorded pre-tax restructuring charges of $12.1 million during the nine months ended March 31, 2003 related to the integration, consolidation and relocation of certain business operations, primarily as a result of acquisition activity and the downsizing of certain areas in the investment, insurance, education, and check imaging businesses in fiscal 2003. The restructuring charge included a provision of $7.2 million for severance-related costs for approximately 300 employees and $4.9 million for facility closure and related costs. At March 31, 2004, an accrual of $0.9 million remains from this prior year charge and relates to lease costs for facility closures.

      The Company recorded asset impairment charges of $7.9 million during the nine months ended March 31, 2004, consisting primarily of the following items:

            - a $3.9 million charge in the Investment Services segment for the impairment of an intangible asset and other long-lived assets as a result of the Company's plan to restructure its European mutual fund services operations and to exit certain European locations during the calendar year 2004 following the acquisition of two of the Company's significant customers by acquirers with existing fund services capabilities;

            - a $2.2 million charge in the Information Services segment for write-downs of software licenses and obsolete inventory held for resale, due to lack of sufficient demand;

            - a $1.2 million charge in the Insurance and Education Services segment for impairment of a customer-related intangible asset deemed to be no longer recoverable from related future cash flows.

      The Company also recorded an additional tax valuation allowance of $5.2 million for deferred tax assets associated with tax loss carryforwards arising from the European mutual fund services operations as the Company believes the deferred tax assets will not be realized.

      Based on internal analysis and discussions with counsel on the status of various litigation matters and contract disputes, the Company recorded a charge of approximately $3.1 million related to breach of contract claims in the life insurance services business. The amount of the charge includes an estimated resolution amount and actual legal fees incurred during the nine months ended March 31, 2004. The Company intends to continue to vigorously defend the claims asserted and has asserted a number of counterclaims. Additionally, during the three months ended March 31, 2004, the Company recorded a charge of $5.0 million in the Life Insurance division related to estimated resolution amounts with certain third parties arising from contractual disputes over the obligations of the parties.

LIQUIDITY AND CAPITAL RESOURCES

      At March 31, 2004, the Company had cash and cash equivalents of $89.0 million and negative working capital of $41.6 million. On March 31, 2004, the Company entered into a new senior unsecured credit facility. The $400 million facility contains a $300 million revolving line of credit and a $100 million term loan. The facility expires March 31, 2008 and replaced a $300 million facility which was due to expire on June 30, 2004. At March 31, 2004, the Company had outstanding borrowings of $70 million against its $300 million revolving credit facility and a $100 million term loan under the credit facility. The revolver and term loan bear interest at LIBOR plus a margin of 1.025% and 1.25%, respectively, resulting in a weighted average interest rate of 2.28% on all outstanding borrowings under the facility at March 31, 2004. The facility is used to support the Company's working capital requirements, repurchase the Company's common stock, and fund the Company's future acquisitions.

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

      At March 31, 2004, the Company had $3.2 million outstanding in letters of credit and $300 million of outstanding 4% convertible subordinated notes due March 2006 and $170 million of outstanding borrowings under the credit facility. The Company's debt ratio (total debt/total debt plus equity) is
      0.38 at March 31, 2004, and the Company's maximum debt ratio may not exceed 0.50 under the terms of the revolving credit facility. At March 31, 2004, the Company was in compliance with all financial covenants required by the credit facility. However, as part of the Credit Agreement with lenders governing the senior unsecured credit facility, the Company made certain representations about its prior period financial statements. In light of the need for adjustments to these prior period financial statements, the lenders consider these representations to have been inaccurate when made, and therefore, the lenders have asserted that there has been a breach under the Credit Agreement causing the Company to be in default. Based on the Company's expectation of the extent of such adjustment at that time, the Company procured a waiver from the lenders which allow the Company to continue to rollover certain LIBOR-based borrowings. However, until the waiver becomes permanent, the terms of the waiver do not cure the asserted default and preclude the Company from drawing down additional borrowings under the credit facility. The waiver will become permanent if the Company files its amended Form 10-K for the fiscal year ended June 30, 2003 prior to the due date of the Company's Form 10-K for the fiscal year ended June 30, 2004, which the Company expects to do, and the other conditions of the waiver are met. In addition, the lenders have informed the Company that, based on the information contained in this report, an additional waiver may be required. The lenders have asserted that they have the right to accelerate payment of outstanding borrowings under the credit facility until the waiver becomes permanent. Accordingly, all outstanding borrowings under the revolving line of credit and the term loan portion of the senior credit facility have been classified as a current obligation. The Company is in discussions with its lenders and believes that it will be successful in resolving these matters.


      Accounts receivable represented 42 and 44 days sales outstanding (DSO) at March 31, 2004 and June 30, 2003, respectively, based on quarterly revenues. The calculation of DSO for accounts receivable excludes insurance premiums and commissions receivable arising from the Company's insurance-related businesses. DSO is less relevant for this type of receivable because it includes premiums that are ultimately remitted to the insurer and not recognized as revenue. Additionally, certain life insurance commissions due from the insurance carriers have customary payment terms of up to twelve months.

      For the nine months ended March 31, 2004, operating activities provided cash of $139.3 million. Investing activities used cash of $83.2 million, primarily for the acquisition of businesses of $56.9 million and for capital expenditures of $27.8 million. Financing activities used cash of $46.7 million, comprised of repurchases of Company stock of $58.0 million and net payments of short-term borrowings of $102.0 million, offset by proceeds from debt of $100 million, proceeds from exercises of stock options of $6.8 million, and issuance of common stock of $5.0 million. Approximately 2.8 million shares of treasury stock were issued in connection with the acquisition of USAIG in November 2003.

      The Board of Directors authorized a new stock buy-back program of up to $100 million effective November 12, 2003. Through March 31, 2004, the Company has purchased 0.8 million shares for $11.9 million under the stock buy-back program, leaving $88.1 million available for future purchases. Purchases have occurred and are expected to continue to occur from time to time in the open market to offset the possible dilutive effect of shares issued under employee benefit plans, for possible use in future acquisitions, and for general and other corporate purposes.

SEGMENT INFORMATION

      The following table sets forth revenue and operating income by business segment and for corporate operations for the three and nine months ended March 31, 2004 and 2003. Restructuring, impairment and other charges are excluded from the operating results of the segment as management does not consider such charges in its assessment of segment performance, or in allocating resources among segments (see Note 8).

                                                                 (in thousands)
                                                Three Months Ended             Nine Months Ended
                                                     March 31,                     March 31,
                                            --------------------------    --------------------------
                                                2004           2003          2004           2003
                                                           As Restated                   As Restated
                                            -----------    -----------    -----------    -----------
Revenue:
   Investment Services                      $   148,295    $   125,050    $   414,677    $   367,847
   Insurance and Education Services              67,458         57,059        190,124        159,285
   Information Services                          56,579         55,965        165,346        159,095
                                            -----------    -----------    -----------    -----------
     Total revenue                          $   272,332    $   238,074    $   770,147    $   686,227
                                            ===========    ===========    ===========    ===========

Operating income (loss):
   Investment Services                      $    18,034    $    20,167    $    50,904    $    54,123
   Insurance and Education Services              15,052         18,782         39,353         51,444
   Information Services                          16,900         15,779         44,626         42,009
   Corporate                                     (5,348)        (5,101)       (16,688)       (15,757)
                                            -----------    -----------    -----------    -----------
     Total operating income                 $    44,638    $    49,627    $   118,195    $   131,819
                                            ===========    ===========    ===========    ===========

      Internal revenue growth (excluding acquisitions) for Investment Services, Insurance and Education Services, and Information Services approximated 19%, -11%, and 1%, respectively, during the three months ended March 31, 2004 over the same period last year. A substantial portion of the Company's revenues in the Investment and Information Services business segments are recurring in nature and are derived from long-term customer contracts with terms that generally average from three to five years. The Company expects to achieve an overall positive annual internal growth rate in fiscal 2004.

      Revenue in the Investment Services business segment increased $23.2 million, or 18.6%, during the three months ended March 31, 2004, over the same period last year. The revenue increase was primarily due to the addition of several new clients and increased assets under administration. Operating income in the Investment Services business segment decreased $2.1 million, or 10.6%, during the fiscal third quarter. Operating margins were 12.2% and 16.1% for the three months ended March 31, 2004 and 2003, respectively. The margin decreased primarily due to lower margins in the 401(k) administration business and, to a lesser extent, increased expenses in the Fund Services business and investments in the infrastructure of the Hedge Fund Services division.

      Revenue in the Insurance and Education Services business segment increased $10.4 million, or 18.2%, during the three months ended March 31, 2004, over the same period last year. The revenue increase was primarily due to acquisitions offset by a decline in internal revenue of -11%. The decrease in internal revenue was primarily due to company declines in sales of life and fixed annuity insurance products and lower sales productivity. Operating income in the Insurance and Education Services business segment decreased $3.7 million, or 19.9%, during the fiscal third quarter. Operating margins were 22.3% and 32.9% for the three months ended March 31, 2004 and 2003, respectively. Margins decreased in the fiscal third quarter primarily due to a decline in internal revenue and change in the mix of business.

      Revenue in the Information Services business segment increased $0.6 million, or 1.1%, during the three months ended March 31, 2004, over the same period last year. The revenue increase was due to existing client growth, cross sales of ancillary products and services to existing clients, and sales to new clients. Operating income in the Information Services business segment increased $1.1 million, or 7.1%, during the fiscal third quarter. Operating margins were 29.9% and 28.2% for the three months ended March 31, 2004 and 2003, respectively.

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

      The risks, uncertainties and assumptions include: achieving planned revenue growth in each of the Company's business units; renewal of material contracts in the Company's business units consistent with past experience; successful and timely integration of significant businesses acquired by the Company and realization of anticipated synergies; increasing price, products, and services competition by U.S. and non-U.S. competitors, including new entrants; changes in U.S. and non-U.S. governmental regulations; the timely implementation of the Company's restructuring programs and financial plans; general U.S. and non-U.S. economic and political conditions, including the global economic environment and interest rate and currency exchange rate fluctuation; continuing development and maintenance of appropriate business continuity plans for the Company's processing systems; absence of consolidation among client financial institutions or other client groups; timely conversion of new customer data to the Company's platforms; attracting and retaining qualified key employees; no material breach of security of any of the Company's systems; control of costs and expenses; continued availability of financing, and financial resources on the terms required to support the Company's future business endeavors; the mix of products and services; compliance with the covenants and restrictions of the Company's bank credit facility and convertible subordinated notes indenture; the possible acceleration of the amounts borrowed under the Company's bank credit facility; and the outcome of pending and future litigation and governmental or regulatory proceedings.

      These are representative of the risks, uncertainties and assumptions that could affect the outcome of the forward-looking statements. In addition, such statements could be affected by general industry and market conditions and growth rates, and other future events.

ITEM 4. CONTROLS AND PROCEDURES

We have engaged in a continuing review and analysis of estimates used in determining the level of commissions receivable in our Life Insurance Services division. As a result of our efforts, we have determined that commissions receivable should be adjusted as described below. In addition, in reviewing our past practices, procedures and processes, we have determined that there needs to be revisions to such practices, procedures and processes. In this regard, we concluded there was a material weakness in our internal controls over financial reporting relating to the validation and monitoring of assumptions underlying the estimates used to compute certain first year, bonus and renewal commissions receivable and deficiencies with respect to related documentation and review processes for significant accounting entries, including entries relating to acquisition accounting. We have taken, and continue to take, steps to rectify these matters.

Based upon our review and analysis, we determined that an adjustment of $80.0 million to commissions receivable in our Life Insurance division, together with corresponding adjustments to revenues and expenses, should be recorded. We also determined that the adjustment requires a restatement of our financial results for each of the fiscal years ended June 30, 2003, 2002 and 2001, as well as our interim results for the quarters ended December 31 and September 30, 2003, to reflect the impact of the adjustment on each of the periods presented.

In connection with the aforementioned review, we also identified adjustments relating to acquisition accounting for certain acquired entities in the Life Insurance business, resulting in a reduction in goodwill and deferred tax liabilities over the affected periods of $21.0 million, and adjustments to commissions payable of $2.6 million as a result of an understatement in agent commissions payable. These adjustments will also be reflected in the restatement of financial results described above.

To date, we have taken steps to improve our internal controls at our Life Insurance Services division, including the following:

      - Added personnel to the accounts receivable department to allow for more timely reconciliation and adjustment of aged accounts receivable and related agent payable accounts;

      - Enhanced process for reviewing and monitoring reserves for commissions receivable;

      - Augmented review of commission revenue transactions to ensure adherence to our revenue recognition policies;

      - Initiated system enhancements to further automate processes associated with accounts receivable and revenue recognition; and

      -     Implemented systematic review of data quality and control.

We intend to continue to monitor our internal controls, and if further improvements or enhancements are identified, we will take steps to implement such improvements or enhancements. Except as set forth above, there have been no changes in our internal controls over financial reporting, which have materially affected, or are reasonably likely to materially affect, such internal controls.

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

We carried out an evaluation as of the end of the period covered by this report of Form 10-Q, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, other than the weakness described above, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective. Subsequent to March 31, 2004, the Company has implemented the steps described above and concluded that the disclosure controls and procedures are effective as of the date of this report.

It should be noted that the design of any system of controls is based upon certain assumptions about the likelihood of future events, and there can be no assurance that such design will succeed in achieving its stated objective under all potential future conditions, regardless of how remote. However, the Company's Chief Executive Officer and the Company's Chief Financial Officer believe the Company's disclosure controls and procedures provide reasonable assurance that the disclosure controls and procedures are effective at the reasonable assurance level.

                                     PART II

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

        (e) Issuer Purchases of Equity Securities

                                                                 (c) Total Number        (d) Approximate
                                                                     of Shares           Dollar Value of
                                                                 Purchased as Part       Shares that May
                                                                   of Publicly          Yet Be Purchased
                   (a) Total Number       (b) Average Price     Announced Plans or     Under the Plans or
   Period         of Shares Purchased       Paid per Share           Programs               Programs
-------------     -------------------    -------------------   --------------------    -------------------
January 2004                        -                      -                      -    $        92,735,711
February 2004                 255,304    $             17.98                255,304    $        88,145,345
March 2004                          -                      -                      -    $        88,145,345
Total                         255,304    $             17.98                255,304    $        88,145,345

        Effective November 12, 2003, the Board of Directors authorized a new stock buy-back program of up to $100 million. Purchases have occurred and will continue to occur from time to time in the open market to offset the possible dilutive effects of shares issued under employee benefit plans, for possible use in future acquisitions, and for general and other corporate purposes.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        For information regarding an asserted default to the Company's senior unsecured credit facility, see Note 7 to the Company's financial statements included in Part I, Item 1 of this Report.

ITEM 5. OTHER INFORMATION

        Subsequent Events

        Following the Company's May 17, 2004 announcement regarding the restatement of our financial results, two putative class action lawsuits, Rosen v The Bisys Group, Inc., et al. and Vogel v The Bisys Group, Inc, et al., were filed against the Company and certain of its current and former officers in the United States District Court for the Southern District of New York. The complaints purport to be brought on behalf of all shareholders who purchased the Company's securities between October 23, 2000 and May 17, 2004. The complaints generally assert that the Company and certain of its officers allegedly violated the federal securities laws in connection with the purported issuance of false and misleading information concerning the Company's financial condition. The complaints seek damages in an unspecified amount against the Company. The Company intends to defend itself vigorously against these claims but is unable to determine the ultimate outcome. In addition to these lawsuits, the Company has seen public announcements by others purporting to file similar lawsuits but the Company has not seen such other complaints.

        The Company notified the SEC of its intention to restate prior period financial results and that there would be a delay in the filing of its Form 10Q for the quarter ended March 31, 2004. Subsequently, the SEC advised the Company that the SEC is conducting an investigation into the facts and circumstances related to the restatement. The Company is cooperating fully with the SEC.

        The Audit Committee of the Company's Board of Directors is conducting an independent investigation into the events and circumstances that resulted in the restatement and has retained independent counsel to assist in such investigation. The Company is fully cooperating with the independent counsel in this ongoing investigation.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) EXHIBITS

        Exhibit 10.1 - Credit Agreement, dated as of March 31, 2004, by and among the Registrant, the Lenders party thereto, Fleet National Bank, JPMorgan Chase Bank, Suntrust Bank, and Wachovia Bank, National Association, as Documentation Agents, and The Bank of New York, as Administrative Agent.

        Exhibit 31.1 - Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

        Exhibit 31.2 - Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

        Exhibit 32 - Section 1350 Certifications

    (b) REPORTS ON FORM 8-K

        No Current Reports on Form 8-K were filed with the Securities and Exchange Commission during the fiscal quarter ended March 31, 2004.

        A Current Report on Form 8-K, dated April 22, 2004, was furnished to the Securities and Exchange Commission to report on the announcement of the Company's financial results for the fiscal quarter ended March 31, 2004 (Item 12).

        A Current Report on Form 8-K, dated May 18, 2004, was furnished to the Securities and Exchange Commission to update the Company's financial results for the fiscal quarter ended March 31, 2004 (Item 12).

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        THE BISYS GROUP, INC.

Date: June 16, 2004     By: /s/ James L. Fox
                            ----------------------------------------------------
                            James L. Fox
                            Executive Vice President and Chief Financial Officer (Duly Authorized Officer)

                              THE BISYS GROUP, INC.
                                  EXHIBIT INDEX

Exhibit No.
     (10.1) Credit Agreement, dated as of March 31, 2004, by and among the Registrant, the Lenders party thereto, Fleet National
               Bank, JPMorgan Chase Bank, Suntrust Bank, and Wachovia Bank,
               National Association, as Documentation Agents, and The Bank of New York, as Administrative Agent

     (31.1)    Rule 13a-14(a)/15d-14(a) Certification of Chief Executive
               Officer

     (31.2)    Rule 13a-14(a)/15d-14(a) Certification of Chief Financial
               Officer

     (32)      Section 1350 Certifications