Form 10-K/A
period 2003-06-30
BISYS GROUP INC
filed 2004-08-10
CIK 883587

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

                        Commission file number: 001-31254

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

      Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of June 30, 2004: 120,677,756 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Registrant's definitive Proxy Statement, dated October 16, 2003, are incorporated by reference into Part III of this Form 10-K/A.

                              THE BISYS GROUP, INC.
                                   FORM 10-K/A
                                  JUNE 30, 2003

                                                                                                    PAGE
                                                                                                    ----
Part I

  Item 1.  Business...............................................................................     1
  Item 2.  Properties.............................................................................    14
  Item 3.  Legal Proceedings......................................................................    14
  Item 4.  Submission of Matters to a Vote of Security Holders....................................    15

Part II

  Item 5.  Market for the Registrant's Common Equity and Related
              Stockholder Matters.................................................................    15
  Item 6.  Selected Financial Data................................................................    16
  Item 7.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations...........................................................    17
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk.............................    24
  Item 8.  Financial Statements and Supplementary Data............................................    25
  Item 9.  Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure............................................................    53
  Item 9A. Controls and Procedures ...............................................................    53

Part III

  Item 10. Directors and Executive Officers of the Registrant.....................................    55
  Item 11. Executive Compensation.................................................................    55
  Item 12. Security Ownership of Certain Beneficial Owners and Management.........................    55
  Item 13. Certain Relationships and Related Transactions.........................................    55

Part IV

  Item 15. Exhibits, Financial Statement Schedules, and
              Reports on Form 8-K.................................................................    55

                                EXPLANATORY NOTE

Prior to the issuance of the March 31, 2004 interim financial statements, the Company determined that it was appropriate to restate previously issued financial statements to record adjustments for correction of errors resulting from various accounting matters described herein (see Note 17 to consolidated financial statements included in Item 8 of this Report). The restated financial statements for the fiscal years ended June 30, 2003, 2002 and 2001 are reflected in this Amendment No. 1 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2003. Concurrently herewith, the Company is filing its amended Quarterly Reports on Form 10-Q/A for the quarters ended December 31, 2003 and September 30, 2003, to reflect the restated financial statements for those periods.

The adjustments reflected in the restatement fall into three general categories: adjustments to commissions receivable in the Life Insurance division, adjustments relating to goodwill and deferred taxes established in acquisition accounting for certain acquired entities in the Life Insurance division, and adjustments to agent commissions payable in the Life Insurance division. Additionally, as a result of the restatement adjustments, adjustments to the computation of deferred tax assets and liabilities were also recorded.

The restatement principally arose from the Company's review and analysis of estimates used in determining the level of commissions receivable in the Life Insurance Services division. Based upon this review and analysis, the Company determined that an adjustment of $80.0 million to reduce commissions receivable in its Life Insurance division, together with corresponding adjustments to revenues and expenses, should be recorded and be reflected in a restatement of its financial results for the affected periods, as described above. The adjustment to commissions receivable of $80.0 million is primarily attributable to the over accrual of revenue, based on assumptions underlying the estimates that were subsequently determined to be incorrect. The assumptions were used to compute certain first year, bonus and renewal commissions receivable during the period July 1999 through December 2003. In connection with the aforementioned review, the Company also identified adjustments relating to acquisition accounting for certain acquired entities in the Life Insurance business, resulting in an adjustment to goodwill, deferred taxes and revenue over the affected periods of $21.0 million. This adjustment reflects the recording of commissions receivable as of the date of acquisition to convert the acquired entity from the cash basis to the accrual basis of accounting, resulting in a corresponding downward adjustment to revenue incorrectly accrued following each such acquisition. Additionally, adjustments to commissions payable of $2.6 million, together with corresponding adjustments to net revenues, were identified as a result of an understatement in agent commissions payable.

The impact of the restatement on net income for the fiscal years ended June 30, 2003, 2002 and 2001 was a decrease in net income of $13.6 million, $27.2 million and $18.1 million, respectively.

This Form 10-K/A amends and restates Items 1 and 3 of Part I; Items 6, 7, 8 and 9A of Part II; and Item 15 of Part IV in the original Form 10-K. All other information contained herein was included in the original Form 10-K, which was filed with the Securities and Exchange Commission on September 19, 2003, and has not been amended or updated hereby. The foregoing items have been amended to reflect the restatement and have not been updated to reflect other events occurring after the filing of the original Form 10-K, or to modify or update those disclosures affected by subsequent events, except for those disclosures provided in Note 18 to consolidated financial statements included in Item 8 of this Report. As a result, we recommend that you read this Form 10-K/A in conjunction with the Company's Form 10-Q for the quarter ended March 31, 2004 (the "March 2004 10-Q"), the Company's periodic reports filed under the Securities and Exchange Act of 1934 (the "Exchange Act") following the filing of the March 2004 10-Q, and all other reports filed under the Exchange Act after the filing of the original 10-K, including, without limitation, the information described in Notes 17 and 18 to consolidated financial statements included in
Item 8 of this Report. All referenced amounts in this Form 10-K/A for prior periods and prior period comparisons reflect the balances and amounts on a restated basis.

The Company did not amend its Annual Report on Form 10-K or Quarterly Reports on Form 10-Q for periods affected by the restatement that ended prior to June 30, 2003, and the financial statements and related financial information contained in such reports should no longer be relied upon.

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

      This report and the documents incorporated by reference in this report contain "forward-looking statements" within the meaning of the securities laws. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond our control. All statements other than statements of historical facts included or incorporated by reference in this report, regarding our strategy, future operations, financial position, estimated revenues, projected costs, prospects, and plans and objectives of management are forward-looking statements. When used in this report or incorporated by reference herein, the words "will," "believe," "anticipate," "intend," "estimate," "expect," "project," "plan," "target" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this report. We do not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this report and in documents incorporated by reference herein are reasonable, we can give no assurance that such plans, intentions or expectations will be achieved. Factors that could cause our results to materially differ from our expectations include, but are not limited to, those factors set forth in this report under Item 1 "Business - Risk Factors." The cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf. Unless otherwise indicated, all information provided is as of June 30, 2003.

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

      We provide our products and services principally through three major business groups: BISYS Investment Services, BISYS Insurance and Education Services, and BISYS Information Services. These business groups are separately managed, strategic business units and are reported as operating segments. Certain of the business segment information required to be included herein is incorporated herein by reference to Note 16 of our consolidated financial statements included in Item 8 of this Report.

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

AVAILABLE INFORMATION

      We maintain a website with the address www.bisys.com. We are not including the information contained on our website as part of, or incorporating it by reference into, this Annual Report on Form 10-K/A. We make available, free of charge, through our website, our Annual Report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission.

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

WEAKNESSES IN OUR INTERNAL CONTROLS AND PROCEDURES COULD ADVERSELY IMPACT OUR BUSINESS.

      Effective internal controls and procedures are critical to our ability to properly process and account for our business. Deficiencies and weaknesses in our internal controls and procedures could have a material adverse effect on our business, financial condition and results of operations. It should be noted that the design of any system of controls is based upon certain assumptions about the likelihood of future events, and there can be no assurance that such design will succeed in achieving its stated objective under all potential future conditions, regardless of how remote. As more fully described in Item 9A of this Report, we have identified a material weakness in our internal controls over financial reporting relating to the validation and monitoring of assumptions underlying the estimates used to compute certain first year, bonus and renewal commissions receivable and with respect to related documentation and review processes for significant accounting entries, including entries relating to acquisition accounting. Since the identification of the material weakness, we have implemented and are continuing to implement various initiatives intended to improve our internal controls and procedures to address this weakness. No assurance can be given that we will be able to successfully implement all of our revised internal controls and procedures or that our revised controls and procedures will be effective in remedying all of these identified deficiencies in our internal controls and procedures. There also can be no assurances that this material weakness will be rectified or that additional significant deficiencies and/or material weaknesses in our internal controls will not be identified.

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

OUR STOCK PRICE HAS BEEN AND IS LIKELY TO CONTINUE TO BE VOLATILE.

      The market price of our common stock has been volatile. From July 1, 2002 to July 30, 2004, the last sale price of our common stock ranged from a low of $12.20 per share to a high of $32.20 per share.

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

      Following the Company's May 17, 2004 announcement regarding the restatement of our financial results, seven putative class action and two derivative lawsuits were filed against the Company and certain of its current and former officers in the United States District Court for the Southern District of New York. The class action complaints purport to be brought on behalf of all shareholders who purchased the Company's securities between October 23, 2000 and May 17, 2004 and generally assert that the Company and certain of its officers allegedly violated the federal securities laws in connection with the purported issuance of false and misleading information concerning the Company's financial condition. The class action complaints seek damages in an unspecified amount against the Company. The derivative complaints purport to be on behalf of the Company and generally assert that certain officers and directors are liable for alleged breaches of fiduciary duties, abuse of control, gross mismanagement, waste, and unjust enrichment that purportedly occurred between October 23, 2000 and the present. The derivative complaints seek disgorgement, constructive trust, and damages in an unspecified amount. The Company intends to defend itself vigorously against these claims but is unable to determine the ultimate outcome.

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

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET PRICE INFORMATION

      The following information relates to the Company's $0.02 par value common stock which is traded on the New York Stock Exchange under the symbol BSG. Price information on the Company's common stock is presented below and has been adjusted to reflect the two-for-one stock split declared in January 2002.

                                            Fiscal 2003                       Fiscal 2002
                                       ----------------------           -----------------------
Quarter Ended                           High             Low             High              Low
                                       ------          ------           ------           ------
September 30                           $32.20          $16.00           $31.70           $24.60
December 31                             20.86           13.32            32.00            22.12
March 31                                17.87           14.21            35.60            29.62
June 30                                 20.70           14.50            35.90            31.15

      At June 30, 2003, the Company's common stock was held by 1,112 stockholders of record. It is estimated that an additional 21,800 stockholders own the Company's common stock through nominee or street name accounts with brokers.

      In addition, certain of the information required by this Item 5 is incorporated herein by reference to Note 5 to our consolidated financial statements included in Item 8 of this Report. We have not paid or declared any cash dividends during our most recent two fiscal years.

ITEM 6.  SELECTED FINANCIAL DATA.

(As Restated)
(in thousands, except per share data)

The following data should be read in conjunction with the consolidated financial statements and related notes thereto and management's discussion and analysis of results of operations and financial condition included elsewhere in this Report. All referenced amounts and comparisons reflect the balances and amounts on a restated basis (see Note 17, Restatements).

INCOME STATEMENT DATA: (1)(2)

For Years Ended June 30,                       2003             2002              2001             2000              1999
                                          -------------    -------------    --------------    -------------    --------------
Revenues                                  $     933,639    $     821,175    $      668,639    $     561,896    $      471,614
Operating costs and expenses:
   Service and operating                        554,351          487,648           396,600          326,315           266,800
   Selling, general and
      administrative                            176,728          157,743           132,001          118,172           103,728
   Amortization of goodwill                           -                -            11,273            7,540             5,398
   Amortization of intangible
      assets                                     18,822           13,125             9,018            3,904             2,358
   Restructuring, business
      divestitures and other
      charges, net                               12,079            6,475             4,245             (520)              400
   Acquired in-process
      research and development                        -                -                 -                -            19,000
                                          -------------    -------------    --------------    -------------    --------------
Total operating costs and
   expenses                                     761,980          664,991           553,137          455,411           397,684
                                          -------------    -------------    --------------    -------------    --------------

Operating earnings                              171,659          156,184           115,502          106,485            73,930
Interest income                                   1,475            3,599             5,646            3,183             2,690
Interest expense                                (18,146)         (15,701)          (11,548)          (3,134)           (1,490)
                                          -------------    -------------    --------------    -------------    --------------
Income before income taxes                      154,988          144,082           109,600          106,534            75,130
Income taxes                                     56,745           55,384            42,530           45,607            38,076
                                          -------------    -------------    --------------    -------------    --------------
Net income                                $      98,243    $      88,698    $       67,070    $      60,927    $       37,054
                                          =============    =============    ==============    =============    ==============
Basic earnings per share                  $        0.82    $        0.75    $         0.58    $        0.55    $         0.35
                                          =============    =============    ==============    =============    ==============
Diluted earnings per share                $        0.81    $        0.72    $         0.56    $        0.53    $         0.33
                                          =============    =============    ==============    =============    ==============

BALANCE SHEET DATA:
June 30,
Total assets                              $   1,458,142    $   1,191,342    $      975,808    $     591,714    $      458,599
Short-term borrowings                           172,000           93,000                 -          115,000            52,000
Long-term debt, including
   current maturities                           300,000          300,000           300,578                -                 -
Total stockholders' equity                      715,929          627,066           499,561          351,198           287,444

(1) Per share amounts restated for stock splits.

(2) Includes amortization of goodwill, net of tax, of $7.9 million, $5.5 million, and $4.0 million in fiscal 2001, 2000, and 1999, respectively ($0.07, $0.04, and $0.04 per diluted share, respectively). See Note 1 to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Throughout this discussion and analysis of financial condition and results of operations, all referenced amounts and comparisons reflect the balances and amounts on a restated basis (see Note 17, Restatements).

The BISYS Group, Inc. and subsidiaries (the "Company") provides outsourcing solutions to and through financial organizations. The following table presents the percentage of revenues represented by each item in the Company's consolidated income statements for the periods indicated. Information for fiscal 2001 has been adjusted to exclude goodwill amortization of $11.3 million and related tax effects of $3.4 million for comparability purposes.

                                                                                   As Restated
                                                               ----------------------------------------------------
                                                                                                       As Adjusted
For Years Ended June 30,                                           2003                2002                2001
                                                               -------------      ------------         ------------
Revenues                                                          100.0%              100.0%              100.0%
                                                                  -----               -----               -----
Operating costs and expenses:
      Service and operating                                        59.4                59.4                59.3
      Selling, general and administrative                          18.9                19.2                19.7
      Amortization of intangible assets                             2.0                 1.6                 1.4
      Restructuring charges                                         1.3                 0.8                 0.6
                                                                  -----               -----               -----
Total operating costs and expenses                                 81.6                81.0                81.0
                                                                  -----               -----               -----
Operating earnings                                                 18.4                19.0                19.0
Interest income                                                     0.1                 0.4                 0.8
Interest expense                                                   (1.9)               (1.9)               (1.7)
                                                                  -----               -----               -----
Income before income taxes                                         16.6                17.5                18.1
Income taxes                                                        6.1                 6.7                 6.4
                                                                  -----               -----               -----
Net income                                                         10.5%               10.8%               11.7%
                                                                  =====               =====               =====

Revenues increased $112.5 million in fiscal 2003 and $152.5 million in fiscal 2002, representing increases of 13.7% and 22.8%, respectively. Growth in fiscal 2003 and 2002 was derived from existing client growth, cross-sales to existing clients, sales to new clients, and revenues from acquired businesses. Revenue growth from acquired businesses approximated $70.8 million in fiscal 2003 and $80.1 million in fiscal 2002.

Service and operating expenses increased $66.7 million in fiscal 2003 and $91.0 million in fiscal 2002, representing increases of 13.7% and 23.0%, respectively. Service and operating expenses remained flat as a percentage of revenues in fiscal 2003 and increased by 0.1% to 59.4% in fiscal 2002. The dollar increases resulted from additional costs associated with greater revenues.

Selling, general and administrative expenses increased $19.0 million, or 12.0%, and decreased as a percentage of revenues by 0.3% to 18.9% in fiscal 2003 and increased $25.7 million, or 19.5%, and decreased as a percentage of revenues by 0.5% to 19.2% in fiscal 2002. The dollar increase in fiscal 2003 and 2002 resulted from additional costs associated with greater revenues. The decrease as a percentage of revenues in fiscal 2003 and 2002 resulted from further utilization of existing general and administrative support resources.

Amortization of intangible assets was $18.8 million in fiscal 2003, compared to $13.1 million in fiscal 2002 and $9.0 million in fiscal 2001. The increases in fiscal 2003 and fiscal 2002 were due to the higher level of intangible assets associated with recently acquired businesses and customer contracts.

The Company recorded a pre-tax restructuring charge of $12.1 million in fiscal 2003, relating to the integration, consolidation and relocation of certain business operations, primarily as a result of acquisition activity and the downsizing of certain areas in the investment, insurance, education and check imaging businesses. The restructuring charge includes a provision of $7.2 million for severance-related costs for approximately 300 employees and $4.9 million for facility closure and related costs. At June 30, 2003, the remaining accrual amounts to $2.0 million and primarily relates to lease costs for facility closures. The Company is presently evaluating opportunities to further integrate and consolidate certain business operations during fiscal 2004.

The Company recorded a pre-tax restructuring charge of $6.5 million in fiscal 2002 relating to the integration, consolidation, and relocation of certain business operations, primarily as a result of acquisition activity. The restructuring charge included a provision of $4.2 million for severance-related costs for approximately 200 employees and $2.3 million for facility consolidation and related costs. All restructuring activities in connection with this charge were completed by the end of the first quarter of fiscal 2003.

As a result of the acquisitions of Pictorial and Ascensus, the Company recorded a pretax restructuring charge of $4.2 million in fiscal 2001. The charge related to restructuring activities in the existing businesses within the Insurance and Education Services segment and included a provision of $2.1 million for severance-related costs for approximately 150 employees, $1.0 million for facility consolidation and related costs, and $1.1 million for impairments relating to the abandonment of certain software and product development efforts. All restructuring activities were completed and amounts expended during fiscal 2001.

Operating earnings increased by $15.5 million to $171.7 million in fiscal 2003 and decreased as a percentage of revenues from 19.0% to 18.4%. The dollar increase was primarily due to revenue gains while the percentage decrease was due to a larger restructuring charge in fiscal 2003. Adjusted operating earnings increased by $29.4 million to $156.2 million in fiscal 2002, primarily due to revenue gains and synergies realized from consolidation of acquired businesses, and remained flat as a percentage of revenues at 19.0%.

Operating results, before amortization of intangibles and restructuring charges, resulted in margins of 21.7%, 21.4%, and 20.9% for fiscal 2003, 2002, and 2001, respectively. The margin increase in fiscal 2003 was generally due to changes in the mix of business and faster growth from the Insurance and Education Services segment, offset by the overall economic downturn that adversely impacted the Company's Investment Services segment. The margin increase in fiscal year 2002 was attributable to internal growth, improved operating leverage through cost efficiencies and increased volumes, and faster growth from the higher-margin Insurance and Education Services segment.

Interest income was $1.5 million in fiscal 2003 compared to $3.6 million in fiscal 2002 and $5.6 million in fiscal 2001. The decreases in fiscal 2003 and 2002 were due to lower interest rates and reduced levels of interest-bearing assets.

Interest expense was $18.1 million in fiscal 2003 compared to $15.7 million in fiscal 2002 and $11.5 million in fiscal 2001. The increase in fiscal 2003 was due to the interest costs associated with additional borrowings for acquisitions under the Company's revolving credit facility. The increase in fiscal 2002 was due to interest costs associated with additional borrowings for acquisitions, including the convertible debt offering in March 2001.

The provision for income taxes reflects an effective tax rate of 36.7%, 38.4%, and 38.8% for fiscal 2003, 2002, and 2001, respectively. The decrease in the effective tax rate in fiscal 2003 is primarily due to the impact of lower tax rates in foreign tax jurisdictions for recently acquired businesses and to recently enacted tax law changes. The decrease in the effective tax rate in fiscal 2002 is primarily due to the cessation of goodwill amortization and the impact of lower tax rates in foreign tax jurisdictions for recently acquired businesses. The Company's effective tax rate in fiscal 2004 is expected to be between 36.5% and 37.5%. The Company anticipates that the undistributed earnings of foreign subsidiaries will continue to be reinvested in the foreseeable future.

SEGMENT INFORMATION

The following table sets forth operating revenue and operating income by business segment and for corporate operations for the years ended June 30, 2003, 2002, and 2001 as originally reported and as restated for the effects of the restatement adjustments. Restructuring charges are excluded from the operating results of the segment as management does not consider such charges in its assessment of segment performance, or in allocating resources among segments.

Additionally, adjusted information has been presented for the year ended June 30, 2001 to exclude goodwill amortization for comparative purposes. The ensuing discussion of operating income and margins compares fiscal 2003 and 2002 actual results with fiscal 2001 results, adjusted to exclude goodwill amortization.

                                       AS REPORTED
                                      (IN THOUSANDS)
                           ------------------------------------
                                                    As Adjusted
                              2003         2002        2001
                           ---------    ---------   -----------
Operating revenue:
Investment Services        $ 498,531    $ 449,930   $  359,300
Insurance and
    Education Services       244,835      218,185      164,737
Information Services         215,053      197,590      177,720
                           ---------    ---------   ----------
Total operating revenue    $ 958,419    $ 865,705   $  701,757
                           =========    =========   ==========

Operating income (loss):
Investment Services        $  77,556    $  77,449   $   62,077
Insurance and
    Education Services        88,532       94,847       68,548
Information Services          59,387       54,895       48,415
Corporate                    (21,430)     (20,765)     (16,713)
                           ---------    ---------   ----------
Total operating income     $ 204,045    $ 206,426   $  162,327
                           =========    =========   ==========

                                       AS RESTATED
                                      (IN THOUSANDS)
                           ------------------------------------
                                                    As Adjusted
                              2003        2002         2001
                           ---------    ---------   -----------
Operating revenue:
Investment Services        $ 498,531    $ 449,930   $   359,300
Insurance and
    Education Services       220,055      173,655       131,619
Information Services         215,053      197,590       177,720
                           ---------    ---------    ---------
Total operating revenue    $ 933,639    $ 821,175   $   668,639
                           =========    =========   ===========

Operating income (loss):
Investment Services        $  77,556    $  77,449   $    62,077
Insurance and
    Education Services        68,225       51,080        37,241
Information Services          59,387       54,895        48,415
Corporate                    (21,430)     (20,765)      (16,713)
                           ---------    ---------   -----------
Total operating income     $ 183,738    $ 162,659   $   131,020
                           =========    =========   ===========

Internal revenue growth in fiscal 2003, as restated, for Investment Services, Insurance and Education Services, and Information Services approximated 3%, 7% and 9%, respectively. A substantial portion of the Company's revenues are recurring in nature and are derived from long-term customer contracts with terms that generally average from three to five years. The Company's internal revenue growth approximated 5% for fiscal year 2003.

Revenue in the Investment Services business segment increased $48.6 million in fiscal 2003 and $90.6 million in fiscal 2002, representing increases of 10.8% and 25.2%, respectively. The revenue increase in fiscal 2003 was due to recent acquisitions and internal growth of 3% including the acquisition of several new clients, primarily in the 401(k) plan record keeping business. The revenue increase in fiscal 2002 was due to internal growth and several acquisitions. Operating income in the Investment Services business segment increased $0.1 million in fiscal 2003 and increased $15.4 million in fiscal 2002, resulting in margins of 15.6%, 17.2%, and 17.3% in fiscal 2003, 2002, and 2001, respectively. Margins declined in fiscal 2003 primarily as a result of lower revenue growth and changes in business mix. The Company is evaluating its transfer agency services market position and alternatives in Europe following the acquisition of two of the Company's significant customers by acquirers with existing transfer agency capabilities.

See Note 17 to consolidated financial statements included in Item 8 of this Report, which describes the adjustments for correction of errors impacting the Life Insurance Services division. The ensuing discussion of the results of the Insurance and Education Services segment is after the effects of the restatement adjustments. The Company has taken steps to improve the internal controls at the Life Insurance Services division as more fully described in Item 9A of Part II, Controls and Procedures. Revenue in the Insurance and Education Services business segment increased $46.4 million in fiscal 2003 and $42.0 million in fiscal 2002, representing increases of 26.7% and 31.9%, respectively. Revenue growth in fiscal 2003 and fiscal 2002 was attributable to acquisitions and internal growth. Operating income in the Insurance and Education Services business segment increased $17.1 million in fiscal 2003 and $13.8 million in fiscal 2002, resulting in margins of 31.0%, 29.4%, and 28.3% in fiscal 2003, 2002, and 2001, respectively. Margins increased in fiscal 2003 primarily due to leverage gained from higher volumes and changes in business mix. Margins increased in fiscal 2002 due to high-end sales and leverage gained from higher volumes.

Revenue in the Information Services business segment increased $17.5 million in fiscal 2003 and $19.9 million in fiscal 2002, representing increases of 8.8% and 11.2%, respectively. The increases in revenue growth were due to existing client growth, cross sales of ancillary products and services to existing clients, and sales to new clients. Operating income in the Information Services business segment increased $4.5 million in fiscal 2003 and $6.5 million in fiscal 2002, resulting in operating margins of 27.6%, 27.8%, and 27.2% for fiscal 2003, 2002, and 2001, respectively.

Corporate operations represent charges for the Company's executive, human resources, legal, accounting and finance functions, and various other unallocated overhead charges.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2003, the Company had cash and cash equivalents of $79.6 million and negative working capital of approximately $34.1 million.

At June 30, 2003, the Company had outstanding borrowings against its $300.0 million revolving credit facility of $172.0 million, bearing interest at LIBOR plus a margin of 0.875% (2.00% at June 30, 2003). The weighted average interest rate is 2.04% on all outstanding borrowings under the facility at June 30, 2003.

The facility is used to support the Company's working capital requirements and fund the Company's future acquisitions. On March 31, 2004, the Company entered into a new senior unsecured credit facility. The $400 million facility contains a $300 million revolving line of credit and a $100 million term loan. The new facility expires March 31, 2008 and replaces the $300 million facility which was due to expire on June 30, 2004. At June 30, 2003, the Company had $2.7 million outstanding in the form of letters of credit and $300.0 million of outstanding 4% convertible subordinated notes due March 2006. The Company's debt ratio (total debt/total debt plus equity) is 0.40 at June 30, 2003, and the Company's maximum debt ratio may not exceed 0.50 under the terms of the revolving credit facility, as amended. At June 30, 2003, the Company is in compliance with all financial covenants required by the credit facility.

Accounts receivable represented 44 and 50 days sales outstanding (DSO) at June 30, 2003 and 2002, respectively, based on quarterly revenues. The improvement in DSO is attributable to the Company's ongoing efforts to actively pursue collection of aged receivables and to establish billing and payment terms that are more favorable to the Company. The calculation of DSO for accounts receivable excludes insurance premiums and commissions receivable arising from the Company's insurance-related business. DSO is less relevant for this type of receivable because it includes premiums that are ultimately remitted to the insurer and not recognized as revenue. Additionally, certain life insurance commissions due from insurance carriers have customary collection terms of up to twelve months.

For the year ended June 30, 2003, operating activities provided cash of $171.2 million, primarily as a result of net income of $98.2 million, depreciation and amortization of $49.7 million, deferred income taxes of $10.1 million and improved DSO's for accounts receivable. Investing activities used cash of $229.6 million, primarily for the acquisition of businesses of $155.9 million, capital expenditures of $43.1 million, and purchases of intangibles of $27.8 million. Financing activities provided cash of $59.6 million, primarily from $79.0 million of net proceeds from short-term borrowings, $9.6 million of proceeds from the exercise of stock options, and $4.6 million from the issuance of common stock in connection with the Company's annual employee stock purchase plan, offset by repurchases of common stock of $33.4 million.

For the years ended June 30, 2002 and 2001, operating activities provided cash of $128.9 million and $113.8 million, respectively. Investing activities used cash of $315.5 million and $231.5 million in fiscal 2002 and 2001, respectively. Financing activities provided cash of $105.6 million in fiscal 2002 and $206.9 million in fiscal 2001.

The Company's strategy includes the acquisition of complementary businesses financed by a combination of internally generated funds, borrowings from the revolving credit facility, long-term debt and common stock. The Company's policy is to retain earnings to support future business opportunities, rather than to pay dividends. In January 1999, the Company's Board of Directors authorized a stock buy-back program of up to $100 million of its outstanding common stock. From January 1999 through September 2002, the Company purchased approximately
4.25 million shares of its common stock under the stock buy-back program for $70.4 million.

At its August 15, 2002 meeting, the Board of Directors authorized a new stock buy-back program of up to $100 million to supersede and replace the former program effective upon completion of an amendment to the Company's revolving credit facility modifying certain buy-back provisions. The amendment to the credit facility became effective on September 24, 2002. Between September 24, 2002 and June 30, 2003, the Company purchased 0.3 million shares for $4.8 million under the new stock buy-back program, leaving $95.2 million available for future purchases. Purchases have occurred and are expected to continue to occur from time to time in the open market to offset the possible dilutive effect of shares issued under employee benefit plans, for possible use in future acquisitions, and for general and other corporate purposes.

On January 24, 2002, the Board of Directors approved a two-for-one stock split effected in the form of a dividend, payable to shareholders of record on February 8, 2002. On September 21, 2000, the Board of Directors approved a two-for-one stock split effected in the form of a dividend, payable to shareholders of record on October 6, 2000.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The most significant estimates are related to insurance premiums and commissions receivable, the allowance for doubtful accounts, goodwill and intangible assets, restructuring charges, income taxes, and contingencies.

The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates in the near term.

The following is a discussion of the critical accounting policies that, in the Company's view, require significant use of judgment.

INSURANCE PREMIUMS AND COMMISSIONS RECEIVABLE - The Company recognizes revenue and related receivables from insurance distribution operations when all placement services have been provided, protection is afforded under the insurance policy, and the premium is known or can be reasonably estimated and is billable. Commission revenue in the Life Insurance Services division is recorded net of an allowance for commission adjustments due to lapses, policy cancellations, and revisions in coverage. The actual amount of commission adjustments may differ from management's estimates.

ALLOWANCE FOR DOUBTFUL ACCOUNTS - The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company records allowances for doubtful accounts when it is probable that the accounts receivable balance will not be collected based upon historical experience and other relevant factors. If the financial condition of BISYS' customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

GOODWILL AND INTANGIBLE ASSETS - The Company carries goodwill and intangible assets that were initially recognized as a result of business acquisitions. In accordance with FAS 142, the Company must reevaluate the valuation of goodwill at least annually by comparing the fair value and carrying value of the reporting unit to which the goodwill relates. If the carrying value of the reporting unit exceeds its fair value, the Company must further evaluate goodwill for a possible impairment loss. The estimate of a reporting unit's fair value requires the use of assumptions and estimates regarding the reporting unit's future cash flows and discount rates. Changes in the business supporting the goodwill and intangible assets may affect management's assessment of the recoverability of goodwill and intangible assets.

RESTRUCTURING CHARGES - As discussed in Note 11 to the Consolidated Financial Statements, the Company has established reserves in fiscal 2003 and 2002 related to restructuring activities to integrate, consolidate and relocate certain business operations primarily as a result of recent acquisitions. The reserves are based on the estimated costs of employee terminations and benefits, facility consolidations, and other costs directly related to the Company's reorganization plans and incremental to the Company's normal operating costs. The actual costs related to these plans may differ from management's estimates.

INCOME TAXES - The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. The Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. In the event the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should the Company determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

CONTINGENCIES - Accounting for contingencies, such as litigation, tax assessments, self-insurance and acquisition-related liabilities, requires the Company to estimate the expected costs of events which have already occurred but which the Company has not completely resolved. Judgements exceeding established reserves or changes in circumstances requiring management to update its estimates may materially affect the Company's financial position and operating results.

REVENUE RECOGNITION - The Company records revenue as earned from services provided in the periods in which the services are performed. Future interpretations of existing accounting standards or changes in the Company's business practices could result in changes in the Company's revenue recognition accounting policies that could have a material effect on the Company's results of operations and business. See Note 1 to the Consolidated Financial Statements for a more complete description of the Company's revenue recognition policies.

FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis of Results of Operations and Financial Condition and other sections of this report contain forward-looking statements that are based on management's current expectations, estimates, forecasts and assumptions concerning future events. In addition, other written or oral statements that constitute forward-looking statements may be made by or on behalf of management. These statements are subject to numerous known and unknown risks, uncertainties and assumptions that could cause actual events or results to differ materially from those projected. Words such as "believes," "anticipates," "intends," "estimates," "projects," "plans," "targets," and variations of such words and similar expressions are intended to identify such forward-looking statements. Except as required under the federal securities laws and the rules and regulations of the Securities and Exchange Commission (the "SEC"), the Company does not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, changes in assumptions or otherwise. Although the Company believes that its plans, intentions and expectations reflected in or suggested by the forward-looking statements made in this report are reasonable, there can be no assurance that such plans, intentions or expectations will be achieved.

The risks, uncertainties and assumptions include: achieving planned revenue growth in each of the Company's business units; renewal of material contracts in the Company's business units consistent with past experience; successful and timely integration of significant businesses acquired by the Company and realization of anticipated synergies; increasing price, products and services competition by U.S. and non-U.S. competitors, including new entrants; changes in U.S. and non-U.S. governmental regulations; the timely implementation of the Company's restructuring program and financial plans; general U.S. and non-U.S. economic and political conditions, including the global economic slowdown and interest rate and currency exchange rate fluctuation; continuing development and maintenance of appropriate business continuity plans for the Company's processing systems; absence of consolidation among client financial institutions or other client groups; attracting and retaining qualified key employees; no material breech of security of any of the Company's systems; control of costs and expenses; continued availability of financing and financial resources on the terms required to support the Company's future business endeavors; the mix of products and services; compliance with the covenants and restrictions of the Company's bank credit facilities; the possible acceleration of the amounts borrowed under the Company's bank credit facility; and the outcome of pending and future litigation and governmental or regulatory proceedings.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of The BISYS Group, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, stockholders' equity and cash flows present fairly, in all material respects, the financial position of The BISYS Group, Inc. (the "Company") and its subsidiaries at June 30, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Notes 1 and 4 to the consolidated financial statements, effective July 1, 2001, the Company changed its method of accounting for goodwill and intangible assets in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

As discussed in Note 17 to the consolidated financial statements, the Company has restated its consolidated financial statements as of June 30, 2003, 2002 and 2001.

/s/ PricewaterhouseCoopers LLP
----------------------------------------------
    New York, New York
    July 29, 2003, except for Notes 17 and 18
      as to which the date is July 30, 2004

CONSOLIDATED STATEMENTS OF INCOME
(As Restated)
(in thousands, except per share data)

For Years Ended June 30,

                                           2003         2002        2001
                                        ---------    ---------    ---------
Revenues                                $ 933,639    $ 821,175    $ 668,639
                                        ---------    ---------    ---------
Operating costs and expenses:
  Service and operating                   554,351      487,648      396,600
  Selling, general and administrative     176,728      157,743      132,001
  Amortization of goodwill                      -            -       11,273
  Amortization of intangible assets        18,822       13,125        9,018
  Restructuring charges                    12,079        6,475        4,245
                                        ---------    ---------    ---------
Total operating costs and expenses        761,980      664,991      553,137
                                        ---------    ---------    ---------

Operating earnings                        171,659      156,184      115,502
Interest income                             1,475        3,599        5,646
Interest expense                          (18,146)     (15,701)     (11,548)
                                        ---------    ---------    ---------
Income before income taxes                154,988      144,082      109,600
Income taxes                               56,745       55,384       42,530
                                        ---------    ---------    ---------
Net income                              $  98,243    $  88,698    $  67,070
                                        =========    =========    =========

Basic earnings per share                $    0.82    $    0.75    $    0.58
                                        =========    =========    =========

Diluted earnings per share              $    0.81    $    0.72    $    0.56
                                        =========    =========    =========

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
(As Restated)
(in thousands, except share data)
June 30,

                                                                                2003           2002
                                                                            -----------    -----------
ASSETS
Current assets:
   Cash and cash equivalents                                                $    79,558    $    78,371
   Accounts receivable, net                                                      96,237        101,851
   Insurance premiums and commissions receivable                                 87,535         24,639
   Deferred tax asset                                                            45,202         36,100
   Other current assets                                                          61,409         35,401
                                                                            -----------    -----------
Total current assets                                                            369,941        276,362
Property and equipment, net                                                     107,152         94,711
Goodwill                                                                        731,174        612,314
Intangible assets, net                                                          206,036        159,391
Other assets                                                                     43,839         48,564
                                                                            -----------    -----------
Total assets                                                                $ 1,458,142    $ 1,191,342
                                                                            ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Short-term borrowings                                                    $   172,000    $    93,000
   Accounts payable                                                              21,518         16,492
   Insurance premiums and commissions payable                                    81,840          1,221
   Other current liabilities                                                    128,645        126,014
                                                                            -----------    -----------
Total current liabilities                                                       404,003        236,727
Long-term debt                                                                  300,000        300,000
Deferred tax liability                                                           34,184         15,190
Other liabilities                                                                 4,026         12,359
                                                                            -----------    -----------
Total liabilities                                                               742,213        564,276
                                                                            -----------    -----------

Commitments and contingencies (see Note 7)

STOCKHOLDERS' EQUITY
Common stock, $.02 par value; 320,000,000 shares authorized;
   120,274,571 and 119,880,003 shares issued                                      2,405          2,398
Additional paid-in capital                                                      378,986        370,854
Retained earnings                                                               348,401        265,238
Notes receivable from stockholders                                              (10,776)       (10,776)
Employee benefit trust, 344,207 shares                                           (5,676)             -
Deferred compensation                                                             5,752              -
Accumulated other comprehensive loss                                               (340)          (648)
Treasury stock at cost, 141,118 shares                                           (2,823)             -
                                                                            -----------    -----------
Total stockholders' equity                                                      715,929        627,066
                                                                            -----------    -----------
Total liabilities and stockholders' equity                                  $ 1,458,142    $ 1,191,342
                                                                            ===========    ===========

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(As Restated)
(in thousands)

For Years Ended June 30,

                                                                               2003         2002          2001
                                                                             ---------    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                   $  98,243    $  88,698    $  67,070
Adjustments to reconcile net income to net cash provided
  by operating activities:
   Depreciation and amortization                                                49,704       40,600       42,590
   Restructuring charges                                                        12,079        6,475        4,245
   Deferred income tax provision                                                10,086          722       (1,760)
Change in assets and liabilities, net of effects from acquisitions:
   Account receivable, net                                                       5,540        3,655         (313)
   Insurance premiums and commissions receivable                               (21,950)      (4,471)      (4,001)
   Other current assets                                                         (6,220)      (4,765)      (5,738)
   Other assets                                                                  7,631        6,472        9,752
   Accounts payable                                                              4,223        1,720       (3,676)
   Insurance premiums and commissions payable                                   22,414        1,221            -
   Other current liabilities                                                   (10,510)     (11,381)       5,635
                                                                             ---------    ---------    ---------
Net cash provided by operating activities                                      171,240      128,946      113,804
                                                                             ---------    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of businesses, net of cash acquired                               (155,872)    (269,948)    (192,886)
Proceeds (expenses paid) relating to dispositions                                  235         (521)      (1,560)
Capital expenditures                                                           (43,106)     (39,310)     (28,509)
Change in other investments                                                     (3,102)       2,110       (4,259)
Purchase of intangible assets                                                  (27,763)      (7,862)      (4,255)
                                                                             ---------    ---------    ---------
Net cash used in investing activities                                         (229,608)    (315,531)    (231,469)
                                                                             ---------    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term borrowings, net                                                      79,000       93,000     (115,000)
Proceeds from convertible debt offering, net of  expenses
  paid                                                                               -            -      292,050
Exercise of stock options                                                        9,646       11,593       26,480
Issuance of common stock                                                         4,581        4,226        3,065
Repurchases of common stock                                                    (33,419)      (2,684)           -
Other                                                                             (253)        (578)         292
                                                                             ---------    ---------    ---------
Net cash provided by financing activities                                       59,555      105,557      206,887
                                                                             ---------    ---------    ---------
Net increase (decrease) in cash and cash equivalents                             1,187      (81,028)      89,222
Cash and cash equivalents at beginning of year                                  78,371      159,399       70,177
                                                                             ---------    ---------    ---------
Cash and cash equivalents at end of year                                     $  79,558    $  78,371    $ 159,399
                                                                             =========    =========    =========
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for:
Interest                                                                     $  15,876    $  13,137    $   7,209
Income taxes                                                                 $  42,277    $  32,218    $  16,758

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

                                                                                     Notes     Employee Benefit
                                                             Additional            Receivable        Trust
For Years ended June 30, 2001, 2002, and    Common Stock      Paid-in   Retained     from       --------------
                   2003                   Shares    Amount    Capital   Earnings  Stockholders  Shares  Amount
                                          -------  --------  ---------  --------  ------------  ------  ------
BALANCE, JUNE 30, 2000, AS REPORTED        27,807  $    556  $ 220,558  $151,874  $    (11,347)      -  $    -
                                          =======  ========  =========  ========  ============  ======  ======
Adjustments (See Note 17)                       -         -          -   (10,339)            -       -       -
                                          -------  --------  ---------  --------  ------------  ------  ------
BALANCE, JUNE 30, 2000, AS RESTATED        27,807       556    220,558   141,535       (11,347)      -       -
                                          =======  ========  =========  ========  ============  ======  ======
Exercise of stock options                   1,748        35     39,304   (17,588)          571       -       -
Tax benefit of stock options exercised          -         -     20,460         -             -       -       -
Issuance of common stock                      111         2      3,063         -             -       -       -
Common stock options issued in
 acquisitions                                 472        10     36,138         -             -       -       -
Foreign currency translation adjustment         -         -          -         -             -       -       -
Two-for-one stock split                    28,284       565       (565)        -             -       -       -
Net income                                      -         -          -    67,070             -       -       -
                                          -------  --------  ---------  --------  ------------  ------  ------
BALANCE, JUNE 30, 2001, AS RESTATED        58,422     1,168    318,958   191,017       (10,776)      -       -
                                          =======  ========  =========  ========  ============  ======  ======
Exercise of stock options                   1,868        38     28,074   (14,477)            -       -       -
Tax benefit of stock options exercised          -         -     19,688         -             -       -       -
Issuance of common stock                       94         2      4,224         -             -       -       -
Common stock options issued in
 acquisitions                                  32         1      1,099         -             -       -       -
Repurchases of common stock                     -         -          -         -             -       -       -
Foreign currency translation adjustment         -         -          -         -             -       -       -
Two-for-one stock split                    59,464     1,189     (1,189)        -             -       -       -
Net income                                      -         -          -    88,698             -       -       -
                                          -------  --------  ---------  --------  ------------  ------  ------
BALANCE, JUNE 30, 2002, AS RESTATED       119,880     2,398    370,854   265,238       (10,776)      -       -
                                          =======  ========  =========  ========  ============  ======  ======
Exercise of stock options                     395         7      4,443   (10,532)            -       -       -
Tax benefit of stock options exercised          -         -      3,689         -             -       -       -
Issuance of common stock                        -         -          -    (4,548)            -      (2)     29
Repurchases of common stock                     -         -          -         -             -       -       -
Employee Benefit Trust                          -         -          -         -             -     346  (5,705)
Deferred compensation                           -         -          -         -             -       -       -
Foreign currency translation adjustment         -         -          -         -             -       -       -
Net income                                      -         -          -    98,243             -       -       -
                                          -------  --------  ---------  --------  ------------  ------  ------
BALANCE, JUNE 30, 2003, AS RESTATED       120,275  $  2,405  $ 378,986  $348,401  $    (10,776)    344 $(5,676)
                                          =======  ========  =========  ========  ============  ======  ======

                                                        Accumulated
                                                            Other
For Years ended June 30, 2001, 2002, and    Deferred    Comprehensive  Treasury Stock
                   2003                   Compensation  Income (Loss)   Shares  Amount     Total
                                          ------------  -------------  ------- --------  ---------
BALANCE, JUNE 30, 2000, AS REPORTED       $          -  $        (104)      -  $      -  $ 361,537
                                          ============  =============  ======  ========  =========
Adjustments (See Note 17)                            -              -       -         -    (10,339)
                                          ------------  -------------  ------  --------  ---------
BALANCE, JUNE 30, 2000, AS RESTATED                  -           (104)      -         -    351,198
                                          ============  =============  ======  ========  =========
Exercise of stock options                            -              -       -         -     22,322
Tax benefit of stock options exercised               -              -       -         -     20,460
Issuance of common stock                             -              -       -         -      3,065
Common stock options issued in
 acquisitions                                        -              -       -         -     36,148
Foreign currency translation adjustment              -           (702)      -         -       (702)
Two-for-one stock split                              -              -       -         -          -
Net income                                           -              -       -         -     67,070
                                          ------------  -------------  ------  --------  ---------
BALANCE, JUNE 30, 2001, AS RESTATED                  -           (806)      -         -    499,561
                                          ============  =============  ======  ========  =========
Exercise of stock options                            -              -     (72)    2,684     16,319
Tax benefit of stock options exercised               -              -       -         -     19,688
Issuance of common stock                             -              -       -         -      4,226
Common stock options issued in
 acquisitions                                        -              -       -         -      1,100
Repurchases of common stock                          -              -      59    (2,684)    (2,684)
Foreign currency translation adjustment              -            158       -         -        158
Two-for-one stock split                              -              -      13         -          -
Net income                                           -              -       -         -     88,698
                                          ------------  -------------  ------  --------  ---------
BALANCE, JUNE 30, 2002, AS RESTATED                  -           (648)      -         -    627,066
                                          ============  =============  ======  ========  =========
Exercise of stock options                            -              -    (625)   15,762      9,680
Tax benefit of stock options exercised               -              -       -         -      3,689
Issuance of common stock                           (29)             -    (339)    9,129      4,581
Repurchases of common stock                          -              -   1,451   (33,419)   (33,419)
Employee Benefit Trust                               -              -    (346)    5,705          -
Deferred compensation                            5,781              -       -         -      5,781
Foreign currency translation adjustment              -            308       -         -        308
Net income                                           -              -       -         -     98,243
                                          ------------  -------------  ------  --------  ---------
BALANCE, JUNE 30, 2003, AS RESTATED       $      5,752  $        (340)    141  $ (2,823) $ 715,929
                                          ============  =============  ======  ========  =========

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Throughout these notes to the Consolidated Financial Statements, all referenced amounts and comparisons reflect the balances and amounts on a restated basis. For information on the restatement, see Note 17, Restatements, to these financial statements.

1.    BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      THE COMPANY

      The BISYS Group, Inc. and subsidiaries ("BISYS" or the "Company") is a leading provider of business process outsourcing solutions for the financial services sector.

      BASIS OF PRESENTATION

      The consolidated financial statements include the accounts of The BISYS Group, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts reported in fiscal 2001 and 2002 have been reclassified to conform to the fiscal 2003 presentation.

      CASH AND CASH EQUIVALENTS

      Cash and cash equivalents include highly liquid debt instruments purchased with original maturities of three months or less, including $2.3 million and $6.4 million of overnight repurchase agreements at June 30, 2003 and 2002, respectively. The Company maintains cash deposits in banks which from time to time exceed the amount of deposit insurance available. Management periodically assesses the financial condition of the institutions and believes that any potential credit loss is minimal.

      RESTRICTED CASH

      Unremitted insurance premiums, included in other current assets, are held in a fiduciary capacity and approximated $26.6 million at June 30, 2003. The period for which the Company holds such funds is dependent upon the date the agent or broker remits the payment of the premium to the Company and the date the Company is required to forward such payment to the insurer.

      RECEIVABLES

      A majority of the Company's receivables are from banks, investment firms, insurance companies and retail insurance brokers which approximated $42.5 million, $39.3 million, $46.3 million, and $47.4 million, respectively, at June 30, 2003. The Company performs appropriate credit evaluations of its customers and generally does not require collateral for accounts receivable.

      The Company has separately reflected receivables and payables arising from its insurance-related businesses on the accompanying consolidated balance sheets. The captions "insurance premiums and commissions receivable" and "insurance premiums and commissions payable" include insurance premiums and commissions arising from the Company's commercial insurance services division and net commissions arising from the Company's life insurance brokerage division. In its capacity as a commercial property and casualty wholesale broker, the Company collects premiums from other agents and brokers and, after deducting its commissions, remits the premiums to the respective insurers.

      The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. Bad debt expense for the years ended June 30, 2003, 2002 and 2001 approximated $6.1 million, $2.4 million, and $3.0 million, respectively. Write-offs for the years ended June 2003, 2002 and 2001 approximated $6.6 million, $3.6 million, and $4.3 million, respectively. At June 30, 2003 and 2002, the Company's allowance for doubtful accounts was approximately $6.0 million and $4.8 million, respectively.

      PROPERTY AND EQUIPMENT

      Property and equipment are stated at cost. Depreciation and amortization are computed using the straight line method over the estimated useful lives of the assets as follows:

                                               estimated
                                              useful lives
                                                (years)
Buildings and leasehold improvements             8 - 40
Data processing equipment and systems            3 - 10
Furniture and fixtures                           3 - 12
Software development costs                       2 -  7

      Depreciation expense for the years ended June 30, 2003, 2002 and 2001 was $30.9 million, $27.5 million and $22.3 million, respectively.

      Expenditures for major renewals and improvements are capitalized, while minor replacements, maintenance and repairs which do not improve or extend the life of such assets are charged to expense as incurred. Disposals are removed at cost less accumulated depreciation with the resulting gain or loss being reflected in operations.

      GOODWILL AND INTANGIBLE ASSETS

      In June 2001, the Financial Accounting Standards Board issued FAS 141, "Business Combinations" and FAS 142, "Goodwill and Other Intangible Assets." FAS 141 addresses the financial accounting and reporting for business combinations. This standard requires that all business combinations be accounted for by the purchase method and intangible assets be recognized as assets apart from goodwill.

      FAS 142 addresses financial accounting for goodwill and other intangible assets subsequent to their acquisitions. FAS 142 requires that a recognized intangible asset be amortized over its useful life unless that life is determined to be indefinite. FAS 142 also requires that goodwill not be amortized but tested for impairment on an annual basis and between annual tests in certain circumstances. The Company adopted both FAS 141 and 142 as of July 1, 2001.

      In connection with the adoption of FAS 142, the Company completed testing of goodwill impairment for each of its reporting units and determined there were no goodwill impairment losses that should be recognized. The Company also determined that no reclassifications between goodwill and intangible assets were required based upon the guidance in FAS 142.

      For acquisitions accounted for by the purchase method, the excess purchase price over the fair value of net tangible assets is allocated to intangible assets and goodwill based upon estimates of fair value.

      Goodwill represents the excess of the cost of an acquired entity over the net amounts assigned to assets acquired and liabilities assumed. The Company periodically evaluates goodwill for impairment no less than annually by comparing the carrying value to implied fair value for each of its reporting units using a two-step impairment test set forth in FAS 142. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

      The Company evaluates, for impairment, the carrying value of acquired intangible assets by comparing the carrying value to the anticipated future undiscounted cash flows from the businesses whose acquisition gave rise to the asset. If an intangible asset is impaired, the asset is written down to fair value. Intangible assets resulting from acquired customer relationships are evaluated in light of actual customer attrition rates to ensure that the carrying value of these intangible assets is recoverable.

      Information pertaining to intangible assets and goodwill and the effects of adopting FAS 142 are presented in Note 4.

      IMPAIRMENT OF LONG-LIVED ASSETS

      The Company periodically assesses the likelihood of recovering the cost of long-lived assets based on its expectations of future profitability and undiscounted cash flows of the related business operations. These factors, along with management's plans with respect to the operations, are considered in assessing the recoverability of property, equipment and other long-lived assets.

      SOFTWARE COSTS

      The Company capitalizes certain costs incurred to develop new software or enhance existing software which is utilized by the Company to process customer transactions or marketed externally. The Company charges to operations routine maintenance of software, design costs and development costs incurred prior to the establishment of a product's technological feasibility. Costs incurred subsequent to the establishment of a product's technological feasibility are capitalized and amortized over the expected useful life of the related product. Capitalized software costs for fiscal years 2003, 2002 and 2001 approximated $23.2 million, $19.6 million, and $15.0 million, respectively. Software amortization for the years ended June 2003, 2002 and 2001 approximated $16.7 million, $15.5 million, and $11.7 million, respectively.

      REVENUE RECOGNITION

      The Company records revenue as earned as evidenced by contracts or invoices for its services at prices established by contract, price list and/or fee schedule less applicable discounts. The Company's principal sources of service revenues include information processing and software services, administration and distribution of mutual funds, hedge funds, and private equity funds, brokerage and consulting services, administration and record keeping of retirement plans, and training. Revenues from these services are recognized in the periods in which the services are performed. Cash received by the Company in advance of the performance of services is deferred and recognized as revenue when earned. Reimbursements received for out-of-pocket expenses incurred are recorded as revenue.

      Net commission revenue from insurance distribution operations is recognized when all placement services have been provided, protection is afforded under the insurance policy, and the premium is known or can be reasonably estimated and is billable. Commission revenue in the Life Insurance Services division is recorded net of an allowance for commission adjustments due to lapses, policy cancellations, and revisions in coverage.

      Revenue from software sales is recognized in accordance with the AICPA's Statement of Position (SOP) 97-2, "Software Revenue Recognition." Under the SOP, revenue is recognized at the time of sale, or licensing if the Company has no continuing obligation. When the Company has a continuing obligation, revenue is recognized over the period of continuing obligation. Maintenance fee revenue is recognized ratably over the term of the related support period, generally twelve months.

      The Company recognizes revenue in accordance with the provisions of the Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements.

      PER SHARE DATA

      Basic earnings per share is computed using the weighted average number of common shares outstanding during each year presented. Diluted earnings per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during each year presented. Common equivalent shares consist of stock options and are computed using the treasury stock method. The effect of the assumed conversion of the convertible notes into common stock would be anti-dilutive and therefore is excluded from the computation of diluted earnings per share.

      Amounts utilized in per share computations are as follows (in thousands):

Year Ended June 30,                           2003      2002      2001
                                             -------   -------   -------
Weighted average common shares outstanding   119,597   118,623   114,694
Assumed conversion of common shares
    issuable under stock plans                 2,124     5,236     5,956
                                             -------   -------   -------
Weighted average common and common
    equivalent shares outstanding            121,721   123,859   120,650
                                             =======   =======   =======

      On January 24, 2002, the Board of Directors of the Company approved a two-for-one stock split effected in the form of a dividend, payable to shareholders of record as of February 8, 2002. On September 21, 2000, the Board of Directors of the Company approved a two-for-one stock split effected in the form of a dividend, payable to shareholders of record on October 6, 2000. All historical weighted average shares and per share amounts have been restated to reflect these stock splits.

      Options to purchase 5,961,031 shares of common stock at various prices ranging from $19.94 to $35.30 were outstanding at June 30, 2003, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of common shares.

      FOREIGN CURRENCY TRANSLATION

      The U.S. dollar is the functional currency for all company businesses except operations in the United Kingdom, Guernsey, Ireland and Luxembourg. Foreign currency denominated assets and liabilities for these units are translated into U.S. dollars based on exchange rates prevailing at the end of each year, and revenues, expenses and cash flows are translated at average exchange rates during the year. Translation adjustments are included as a component of accumulated other comprehensive income (loss) in stockholders' equity.

      STOCK-BASED COMPENSATION

      The Company accounts for its stock option and restricted stock purchase plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees." No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table presents the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation" (in thousands, except per share data). See Note 15.

                                            As Restated
                                 --------------------------------
        Year Ended June 30,        2003      2002       2001
                                 --------   --------   ----------
Net income, as reported          $ 98,243   $ 88,698   $   67,070

Deduct: Total stock-based
 employee compensation
 expense determined under
 fair value based method for
 all awards, net of related tax
 effects                          (17,944)   (24,897)     (22,825)
                                 --------   --------   ----------

Pro forma net income             $ 80,299   $ 63,801   $   44,245
                                 ========   ========   ==========

Earnings per share:
Basic, as reported               $   0.82   $   0.75   $     0.58
                                 ========   ========   ==========
Basic, pro forma                 $   0.67   $   0.54   $     0.39
                                 ========   ========   ==========

Diluted, as reported             $   0.81   $   0.72   $     0.56
                                 ========   ========   ==========
Diluted, pro forma               $   0.66   $   0.52   $     0.37
                                 ========   ========   ==========

      The Company presently intends to continue to account for stock options under the provisions of APB 25.

      INCOME TAXES

      The liability method is used in accounting for income taxes whereby deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws.

      USE OF ESTIMATES

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The most significant estimates are related to net commissions receivable, the allowance for doubtful accounts, goodwill and intangible assets, restructuring charges, income taxes and contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates in the near term.

      DISCLOSURE REGARDING FINANCIAL INSTRUMENTS

      For financial instruments, such as cash and cash equivalents, receivables, accounts payable, and short-term borrowings, the carrying value is considered to approximate fair value.

      At June 30, 2003 and 2002, the carrying value of long-term debt approximated fair value.

      RECENT ACCOUNTING PRONOUNCEMENTS

      In December 2002, the Financial Accounting Standards Board (FASB) issued FAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." FAS 148 amends FAS 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FAS 148 amends the disclosure requirements of FAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The additional information required by FAS 148 has been included in the notes to the consolidated financial statements.

      In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 provides guidance on determining whether a multi-deliverable revenue arrangement contains more than one unit of accounting and, if so, how to measure and allocate the arrangement consideration to the separate units of accounting. The guidance in this issue is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company is currently evaluating the impact that this guidance may have on its financial statements and plans to adopt EITF Issue No. 00-21 in fiscal 2004. The adoption of this EITF consensus is not expected to have a material impact on the Company's financial position, results of operations or liquidity.

2.    DETAIL OF CERTAIN FINANCIAL STATEMENT ACCOUNTS (in thousands)

                                                      As Restated
                                                 ----------------------
                                                   2003       2002
                                                 ---------    ---------
Other current assets:
  Prepaids                                       $  26,565    $  24,975
  Restricted cash                                   26,603            -
  Other                                              8,241       10,426
                                                 ---------    ---------
                                                 $  61,409    $  35,401
                                                 =========    =========

Property and equipment, net:
  Land                                           $      74    $      74
  Buildings and leasehold improvements              22,891       20,425
  Data processing equipment and systems             73,935       70,628
  Furniture and fixtures                            35,189       33,760
  Software development costs                        89,659       74,720
                                                 ---------    ---------
                                                   221,748      199,607
Less accumulated depreciation and amortization    (114,596)    (104,896)
                                                 ---------    ---------
                                                 $ 107,152    $  94,711
                                                 =========    =========

Other current liabilities:
  Compensation                                   $  30,355    $  31,231
  Deferred revenues                                 24,634       25,125
  Income taxes                                      13,640       12,207
  Marketing                                          4,299        5,561
  Other                                             55,717       51,890
                                                 ---------    ---------
                                                 $ 128,645    $ 126,014
                                                 =========    =========

3.    BUSINESS COMBINATIONS

      FISCAL 2003 ACQUISITIONS

              BUSINESS                     DATE ACQUIRED       NATURE OF BUSINESS           CONSIDERATIONS
--------------------------------------    --------------  -------------------------------   --------------
Landau Financial Services, Inc.           May 2003        Life insurance brokerage and      Cash for stock
                                                           distribution
Tri-City Brokerage                        March 2003      Commercial property and           Cash for stock
                                                           casualty insurance distribution
Capital Synergies, Inc.                   March 2003      Life insurance brokerage and      Cash for stock
                                                           distribution
Feingold & Scott, Ltd.                    December 2002   Life insurance brokerage and      Cash for stock
 (dba Career Brokerage, Inc.)                              distribution
Select Insurance Marketing Corporation    December 2002   Long-term care and life           Cash for stock
                                                           insurance distribution
First Northern Financial Resources,       September 2002  Life insurance distribution       Cash for stock
 Inc.

      In March 2003, the Company acquired all the equity interests in Tri-City Brokerage (Tri-City), a San Francisco based insurance brokerage firm specializing in the wholesale distribution of commercial property and casualty insurance products. The acquisition of Tri-City represents the Company's strategic entrance into the commercial property and casualty insurance market.

      The fair value of assets acquired and liabilities assumed, including transaction fees and expenses, for fiscal 2003 acquisitions were as follows (in thousands):

                                                                     As Restated
                                                ---------------    ---------------   ----------------
                                                     Tri-City         All Others          Total
                                                ---------------    ---------------   ----------------
Estimated fair value of assets acquired:
     Goodwill                                   $        66,281    $        51,661   $        117,942
     Intangible assets                                   27,100              8,734             35,834
     Other assets                                        55,224             12,839             68,063
     Liabilities assumed                                (68,410)            (6,172)           (74,582)
                                                ---------------    ---------------   ----------------
Net cash paid                                   $        80,195    $        67,062   $        147,257
                                                ===============    ===============   ================

      The acquired intangible assets of $35.8 million have a weighted average useful life of approximately 9 years. The intangible assets that make up that amount include customer-related intangibles of $32.2 million (9-year weighted average useful life) and non-compete agreements of $3.6 million (5-year weighted average useful life). Of the total amount of goodwill assigned of $117.9 million, approximately $44.7 million is expected to be deductible for tax purposes.

      The following unaudited pro forma consolidated results of operations have been prepared as if the acquisitions of all the companies set forth above had occurred at the beginning of fiscal 2003 and 2002 (in thousands, except per share data):

                                                            As Restated
                                                 ----------------------------------
                                                   2003                      2002
                                                 ---------                 --------
Revenues                                         $ 977,490                 $877,502
Net income                                         100,290                   90,153
Diluted earnings per share                            0.82                     0.73

      FISCAL 2002 ACQUISITIONS

             BUSINESS                      DATE ACQUIRED         NATURE OF  BUSINESS        CONSIDERATIONS
---------------------------------          -------------     ---------------------------    ---------------
Harrison James, Inc.                       May 2002          Life insurance distribution    Cash for stock
DML                                        May 2002          Private equity fund            Cash for equity
                                                               administration                 interests
Dalton Publications                        May 2002          Education and support          Cash for stock
                                                               services
The Hemisphere Group of Companies          March 2002        Hedge fund administration      Cash for stock
The Hanleigh Companies                     February 2002     Insurance brokerage and        Cash for stock
                                                               distribution
Life Brokerage Corporation                 October 2001      Life insurance distribution    Cash for stock

      In March 2002, the Company acquired a majority interest in the Hemisphere Group of Companies (Hemisphere) and subsequently acquired the remaining nominal interest in June 2002. Hemisphere is a Bermuda-based hedge fund administrator and primarily conducts operations in Bermuda, Europe, and the United States.

      The fair value of assets acquired and liabilities assumed, including transaction fees and expenses, for fiscal 2002 acquisitions were as follows (in thousands):

                                                                    As Restated
                                                  -------------------------------------------------
                                                   Hemisphere        All Others            Total
                                                  -----------       -----------         -----------
Estimated fair value of assets acquired:
     Goodwill                                     $   108,709       $   103,392         $   212,101
     Intangible assets                                 23,000            19,083              42,083
     Other assets                                      14,974            12,737              27,711
     Liabilities assumed                              (14,028)          (14,212)            (28,240)
                                                  -----------       -----------         -----------
Net cash paid                                     $   132,655       $   121,000         $   253,655
                                                  ===========       ===========         ===========

      The acquired intangible assets of $42.1 million have a weighted average useful life of approximately 9 years. The intangible assets that make up that amount include customer-related intangibles of $37.3 million (10-year weighted average useful life) and noncompete agreements of $4.8 million (5-year weighted average useful life). Of the total amount of goodwill assigned of $212.1 million, approximately $96.8 million is expected to be deductible for tax purposes.

      In April 2002, the Company issued 32,000 shares of its common stock as contingent merger consideration in connection with the fiscal 2001 acquisition of The Advanced Markets, LLC.

      The above transactions in fiscal 2003 and 2002 have been accounted for by the purchase method of accounting, and, accordingly, the operations of the acquired companies are included in the consolidated financial statements since the dates of acquisition.

4.    INTANGIBLE ASSETS AND GOODWILL

      INTANGIBLE ASSETS

      At June 30, 2003 and 2002, acquired intangible assets were comprised of the following (in thousands):

                                 ESTIMATED          GROSS
                                USEFUL LIVES       CARRYING      ACCUMULATED         NET BOOK
                                  (YEARS)           AMOUNT       AMORTIZATION         VALUE
                                ------------       --------      ------------        --------
2003
Customer related                        5-30       $190,917      $    (32,618)       $158,299
Noncompete agreements                   5-15         42,451           (11,629)         30,822
Other                                   5-23         23,070            (6,155)         16,915
                                                   --------      ------------        --------
                                                   $256,438      $    (50,402)       $206,036
                                                   ========      ============        ========
2002
Customer related                        5-30       $129,740      $    (19,846)       $109,894
Noncompete agreements                   5-15         39,132            (7,423)         31,709
Other                                   5-23         22,070            (4,282)         17,788
                                                   --------      ------------        --------
                                                   $190,942      $    (31,551)       $159,391
                                                   ========      ============        ========

      All of the Company's intangible assets are subject to amortization. Amortization expense for acquired intangible assets was approximately $18.8 million, $13.1 million, and $9.0 million for the years ended June 30, 2003, 2002, and 2001, respectively. Estimated amortization expense for the succeeding five years is $25.0 million in fiscal 2004, $24.4 million in fiscal 2005, $23.3 million in fiscal 2006, $22.0 million in fiscal 2007, and $21.3 million in fiscal 2008.

      GOODWILL

      The changes in the carrying amounts of goodwill by business segment for the years ended June 30, 2002 and 2003 are as follows (in thousands):

                                         Investment        Insurance &         Information
                                          Services      Education Services      Services            Total
                                         ----------     ------------------     -----------       ----------
Balance, June 30, 2001, as restated      $  150,322     $          210,846     $    35,390       $  396,558
2002 Acquisitions                           161,846                 54,334               -          216,180
Adjustments to previous acquisitions           (366)                   (58)              -             (424)
                                         ----------     ------------------     -----------       ----------
Balance, June 30, 2002, as restated         311,802                265,122          35,390          612,314
                                         ----------     ------------------     -----------       ----------
2003 Acquisitions                               541                119,375               -          119,916
2003 Dispositions                               (70)                     -               -              (70)
Adjustments to previous acquisitions           (907)                   (79)              -             (986)
                                         ----------     ------------------     -----------       ----------
Balance, June 30, 2003, as restated      $  311,366     $          384,418     $    35,390       $  731,174
                                         ==========     ==================     ===========       ==========

      The following information reflects adjustments to exclude goodwill amortization expense and related tax effects for the year ended June 30, 2001 (in thousands, except per share data):

                                                                            Basic          Diluted
                                                              Net         Earnings        Earnings
                                                            Income        per Share       per Share
                                                           --------       ---------       ---------
Reported net income, as restated                           $ 67,070       $    0.58       $    0.56
Add back: Goodwill amortization, net of taxes                 7,871            0.07            0.07
                                                           --------       ---------       ---------
Adjusted net income, as restated                           $ 74,941       $    0.65       $    0.63
                                                           ========       =========       =========

5.    BORROWINGS

      The Company has a $300 million senior unsecured revolving credit facility (including a $20 million letter of credit subfacility) with certain banks to support working capital requirements and fund the Company's future acquisitions. The facility expires June 30, 2004.

      Outstanding borrowings under the credit facility bear interest at prime or, at the company's option, LIBOR plus a margin not to exceed 1.325% based upon the ratio of the Company's consolidated indebtedness to consolidated earnings before interest, taxes, depreciation and amortization (the "Pricing Formula"). The credit agreement requires the Company to pay an agent fee of $25,000 per year and an annual facility fee not to exceed 0.30%, or $900,000. The facility is guaranteed by certain significant subsidiaries of The BISYS Group, Inc.

      The credit agreement requires, among other things, the Company to maintain certain financial covenants and limits the Company's ability to incur additional indebtedness and to pay dividends. As of June 30, 2003, no amounts were permitted for the payment of cash dividends.

      The Company may borrow under the facility through June 2004 up to $300 million, reduced by any outstanding letters of credit ($2.7 million at June 30, 2003). Interest is payable quarterly for prime rate borrowings or at maturity for LIBOR borrowings, which range from 30 to 180 days. At June 30, 2003, the Company had outstanding borrowings of $172 million bearing interest at LIBOR plus a margin of 0.875% (2.00% at June 30, 2003).

      Long-term debt at June 30, 2003 and 2002 consists of $300 million of convertible subordinated notes. In March 2001, the Company issued $300 million of convertible subordinated notes (the "Notes") due March 2006. The Notes bear interest at 4% and require semi-annual interest payments. The Notes are convertible at any time at the option of the holder into shares of the Company's common stock at a conversion price of $33.39 per share, subject to adjustment under certain conditions. At the Company's option, subject to the terms of its existing revolving credit facility agreement, the Notes are redeemable on or after March 2004 at a premium price of 101% declining to par in March 2005 and thereafter.

      Annual interest expense on long-term debt amounted to $12.0 million in fiscal 2003 and 2002.

6.    INCOME TAXES

      The significant components of the Company's net deferred tax asset as of June 30, 2003 and 2002 are as follows (in thousands):

                                                             As Restated
                                                   ------------------------------
                                                     2003                  2002
                                                   --------              --------
Deferred tax assets related to:
  Accrued liabilities                              $ 15,076              $ 12,167
  Receivables                                        35,169                29,031
  Tax carryforwards                                  19,635                16,476
  Other                                                 139                    86
                                                   --------              --------
  Deferred tax assets                                70,019                57,760
  Less valuation allowance                           (1,100)                 (603)
                                                   --------              --------
  Net deferred tax assets                            68,919                57,157
                                                   --------              --------
Deferred tax liabilities related to:
  Property and equipment                            (18,036)              (13,643)
  Goodwill and intangible assets                    (39,333)              (22,110)
  Other                                                (532)                 (494)
                                                   --------              --------
  Deferred tax liabilities                          (57,901)              (36,247)
                                                   --------              --------
Net deferred tax asset                             $ 11,018              $ 20,910
                                                   ========              ========

      The Company periodically evaluates deferred tax assets and adjusts the related valuation allowance on deferred tax assets to an amount which is more likely than not to be realized through future taxable income.

      A valuation allowance for deferred tax assets associated with certain loss carry-forwards has been established as the Company currently believes that a portion of the deferred tax assets will not be realized. At June 30, 2003, the Company had $31.0 million of federal net operating loss carry-forwards expiring in years after 2015 and $87.4 million of state and foreign net operating losses of which $85.4 million expire in years after 2009.

      The components of the income tax provision for the years ended June 30, 2003, 2002 and 2001 are as follows (in thousands):

                                                                      As Restated
                                                   --------------------------------------------------
                                                     2003                  2002                2001
                                                   --------              --------            --------
Deferred federal tax expense (benefit)             $  8,993              $  1,533            $    651
Current federal tax expense                          36,786                46,593              36,437
Deferred state tax expense (benefit)                    425                  (177)             (1,100)
Current state tax expense                            11,083                 9,064               5,575
Current foreign tax expense                             403                   244               1,164
Deferred foreign tax benefit                           (945)               (1,873)               (197)
                                                   --------              --------            --------
                                                   $ 56,745              $ 55,384            $ 42,530
                                                   ========              ========            ========

      Deferred income taxes have not been provided on the undistributed earnings of foreign subsidiaries as such earnings will continue to be reinvested in the foreseeable future.

      A reconciliation of the Company's income tax provision and the amount computed by applying the statutory federal income tax rate to income before income tax provision for the years ended June 30, 2003, 2002 and 2001 is as follows (in thousands):

                                                         As Restated
                                    ------------------------------------------------------
                                      2003                   2002                   2001
                                    --------               --------               --------
Federal income tax                  $ 54,246               $ 50,429               $ 38,360
   at statutory rate
Amortization of
   non-deductible goodwill                 -                      -                  2,660
Change in valuation allowance            497                      -                     (5)
State taxes                            7,480                  5,777                  2,909
Foreign taxes                         (3,381)                (1,046)                    83
Tax credits                             (559)                  (732)                  (693)
Other, net                            (1,538)                   956                   (784)
                                    --------               --------               --------
                                    $ 56,745               $ 55,384               $ 42,530
                                    ========               ========               ========

7.    COMMITMENTS AND CONTINGENCIES

      The Company leases office space under noncancellable operating leases with remaining terms of up to fifteen years. The Company also leases certain office and computer equipment and software under operating leases expiring through 2008. Rental expense associated with these operating leases for the years ended June 30, 2003, 2002 and 2001 were $36.7 million, $32.3 million and $24.6 million, respectively.

      The future minimum rental payments under noncancellable operating leases for the years ending after June 30, 2003 are as follows (in thousands):

Fiscal year                Operating leases
2004                       $         37,267
2005                                 33,369
2006                                 30,221
2007                                 25,737
2008                                 22,913
Thereafter                          135,585
                           ----------------
                           $        285,092
                           ================

      The Company's broker-dealer subsidiaries are subject to the Uniform Net Capital Rule of the Securities and Exchange Commission. At June 30, 2003, the aggregate net capital of such subsidiaries was $9.4 million, exceeding the net capital requirement by $8.1 million.

      The Company is involved in litigation arising in the ordinary course of business. The Insurance Services division is involved in litigation with a West Coast-based distributor of life insurance products, with which the Company had a former business relationship. The Company intends to continue to vigorously defend the claims asserted and has asserted a number of counter claims. Management believes that the Company has adequate defenses against claims arising in such litigation and that the outcome of this and other matters will not have a material adverse effect upon the Company's financial position, results of operations, or cash flows.

8.    SUPPLEMENTAL CASH FLOW INFORMATION

      In fiscal 2003, 2002 and 2001, the Company recorded a reduction to taxes currently payable related to tax benefits associated with stock options of approximately $3.7 million, $19.7 million and $20.5 million, respectively, with a corresponding increase to additional paid-in capital.

      Net cash paid for acquisition of businesses was comprised of the following for the years ended June 30, 2003, 2002 and 2001 (in thousands):

                                                                        As Restated
                                                      -----------------------------------------------
                                                        2003               2002               2001
                                                      --------           --------           ---------
Fair value of assets acquired, net of cash            $230,375           $299,230           $ 414,844
Deposit on business acquisition                              -                  -            (115,000)
Less: issuance of common stock and stock                     -
  options pursuant to acquisitions                                         (1,100)            (36,148)
Liabilities assumed                                    (74,503)           (28,182)            (70,810)
                                                      --------           --------           ---------
Net cash paid                                         $155,872           $269,948           $ 192,886
                                                      ========           ========           =========

9.    ACCUMULATED OTHER COMPREHENSIVE INCOME

      The components of comprehensive income for the years ended June 30, 2003, 2002 and 2001 are as follows (in thousands):

                                                                        As Restated
                                                      -----------------------------------------------
                                                        2003               2002               2001
                                                      --------           --------           ---------
Net income                                            $ 98,243           $ 88,698           $  67,070
Foreign currency translation adjustment                    308                158                (702)
                                                      --------           --------           ---------
Total comprehensive income                            $ 98,551           $ 88,856           $  66,368
                                                      ========           ========           =========

10.   RETIREMENT SAVINGS PLAN

      The Company and certain of its subsidiaries maintain retirement savings plans that cover substantially all employees. These plans generally provide for tax-deferred amounts for each participant and matching Company contributions, subject to certain limitations. The aggregate amounts charged to expense in connection with these plans were $5.7 million, $4.7 million and $4.1 million for the years ended June 30, 2003, 2002 and 2001, respectively.

11.   RESTRUCTURING, BUSINESS DIVESTITURES AND OTHER CHARGES

      The Company recorded a pre-tax restructuring charge of $12.1 million in fiscal 2003, relating to the integration, consolidation and relocation of certain business operations, primarily as a result of acquisition activity and the downsizing of certain areas in the investment, insurance, education and check imaging businesses. The restructuring charge includes a provision of $7.2 million for severance-related costs for approximately 300 employees and $4.9 million for facility closure and related costs. At June 30, 2003, the remaining accrual amounts to $2.0 million and primarily relates to lease costs for facility closures.

      The Company recorded a pre-tax restructuring charge of $6.5 million in fiscal 2002 relating to the integration, consolidation, and relocation of certain business operations, primarily as a result of acquisition activity. The restructuring charge included a provision of $4.2 million for severance-related costs for approximately 200 employees and $2.3 million for facility consolidation and related costs. All restructuring activities in connection with this charge were completed by the end of the first quarter of fiscal 2003.

      As a result of the acquisitions of Pictorial and Ascensus in fiscal 2001, the Company recorded a pre-tax restructuring charge of $4.2 million. The charge related to restructuring activities in the existing businesses within the Insurance and Education Services segment and included a provision of $2.1 million for severance-related costs for approximately 150 employees, $1.0 million for facility consolidation and related costs, and $1.1 million for impairments relating to the abandonment of certain software and product development efforts. All restructuring activities were completed and amounts expended during fiscal 2001.

      Total restructuring, business divestitures and other charges recorded for the years ended June 30, 2003, 2002 and 2001 consisted of the following (in thousands):

                                                                        As Restated
                                                      -----------------------------------------------
                                                        2003               2002               2001
                                                      --------           --------           ---------
Compensation related                                  $  7,161           $  4,185           $   2,104
Facilities or systems related and other                  4,918              2,290               2,141
                                                      --------           --------           ---------
                                                      $ 12,079           $  6,475           $   4,245
                                                      ========           ========           =========

         During the years ended June 30, 2003, 2002 and 2001, the following costs were paid or charged against the restructuring related accruals and the liability for loss on an administrative services contract (in thousands):

                                                                        As Restated
                                                      -----------------------------------------------
                                                        2003               2002               2001
                                                      --------           --------           ---------
Compensation related costs                            $  7,173           $  4,014           $   2,104
Facilities or systems related and other
  costs                                                  3,120              2,264               2,141
Loss on contract                                             -                  -               2,300
                                                      --------           --------           ---------
                                                      $ 10,293           $  6,278           $   6,545
                                                      ========           ========           =========

12.   SHAREHOLDER RIGHTS PLAN

      The Company has adopted a Shareholder Rights Plan and declared a dividend distribution at the rate of one Right for each share of common stock held of record as of the close of business on May 16, 1997 and for each share of common stock issued thereafter up to the distribution date (defined below).

      Each Right entitles holders of common stock to buy shares of common stock of the Company at an exercise price of $175. The Rights would be exercisable, and would detach from the common stock (the "Distribution Date") only if a person or group (i) were to acquire 15 percent or more of the outstanding shares of common stock of the Company; (ii) were to announce a tender or exchange offer that, if consummated, would result in a person or group beneficially owning 15 percent or more of the outstanding shares of common stock of the Company; or (iii) were declared by the Board to be an Adverse Person (as defined in the Plan) if such person or group beneficially owns 10 percent or more of the outstanding shares of common stock in the Company. In the event of any occurrence triggering the Distribution Date, each right would entitle the holder (other than such an acquiring person or group) to purchase the outstanding shares of common stock of the Company (or, in certain circumstances, common stock of the acquiring person) with a value of twice the exercise price of the Rights upon payment of the exercise price. The Company will be entitled to redeem the Rights at $.000625 per Right at any time. The Rights will expire at the close of business on May 16, 2012.

13.   NOTES RECEIVABLE FROM STOCKHOLDERS

      The Board of Directors approved and the Company made loans in fiscal 2000 to certain executive officers to assist them in exercising non-qualified stock options, retaining the underlying shares and paying the applicable taxes resulting from such exercises. These loans bear interest at 2.48% as of June 30, 2003, are full recourse, and are secured by a pledge of certain shares of the Company's Common Stock acquired pursuant to the exercise of the options. As of June 30, 2003, the pledged shares represented approximately 69% of the outstanding loan balances. The principal is repayable the later of five years from the date of the loan or the expiration date of the options exercised using such loan proceeds. The principal is also repayable within one year of the employee's death or termination of employment due to disability and within 30 days of voluntary resignation. Interest is payable annually on the anniversary date of each loan.

      The notes receivable of $10.8 million at June 30, 2003 and 2002 are reflected on the accompanying consolidated balance sheets as a reduction in stockholders' equity.

14.   DEFERRED COMPENSATION

      The Company has a deferred compensation plan (the "Plan") whereby certain compensation earned by a participant can be deferred and placed in an employee benefit trust, also known as a "rabbi trust." Under the Plan, the participant may choose from several investment designations, including shares of common stock of the Company. During the first quarter of fiscal 2003, the Company amended the Plan to make all participant deferrals that are designated in common stock of the Company irrevocable and to require that all future distributions of such designations be settled in shares of Company common stock. Accordingly, the Company has applied the provisions of Emerging Issues Task Force (EITF) 97-14, "Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust and Invested." The EITF requires that employer stock held by the rabbi trust be classified as equity similar to the manner of accounting for treasury stock. Additionally, the EITF requires that the portion of the deferred compensation obligation that is required to be settled by the delivery of shares of employer stock be classified in equity. At June 30, 2003, 344,207 shares, valued at $5.7 million, were held by the employee benefit trust and presented in the accompanying consolidated balance sheet as a contra-equity account. Additionally, $5.8 million has been classified as equity in the accompanying consolidated balance sheet and represents the deferred compensation obligation under the Plan that is designated in shares of Company common stock. Under the EITF, changes in the fair value of both the employer stock held in the rabbi trust and the deferred compensation obligation, representing amounts designated in shares of Company common stock, are not recognized.

15.   STOCK-BASED COMPENSATION PLANS

      The Company has stock option and restricted stock purchase plans which provide for granting of options and/or restricted stock to certain employees and outside directors. The options vest primarily over a five-year period at each anniversary date of the grant. These options expire following termination of employment or within ten years of the date of the grant, whichever comes first. At June 30, 2003, options to purchase approximately 7.5 million shares are available for grant under the plans.

      The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes pricing model with the following assumptions for grants in fiscal 2003, 2002 and 2001: 1) expected dividend yields of 0%, 2) risk-free interest rates ranging from 2.10% to 6.06%, 3) expected volatility of 40% in fiscal 2003 and 35% in fiscal

      2002 and 2001, and 4) an expected option life of 4.8 years, 4.6 years and
      4.5 years in fiscal 2003, 2002 and 2001, respectively. For the purpose of pro forma disclosures (see Note 1), the estimated fair value of the options is amortized to expense over the options' vesting period of five years for employees. Using these assumptions, the weighted average fair value per option at date of grant for options granted during fiscal 2003, 2002 and 2001 was $8.07, $10.83 and $7.80, respectively.

      The following is a summary of stock option activity for the years ended June 30, 2003, 2002, and 2001. All share and price information has been adjusted to reflect the two-for-one stock splits declared in September 2000 and January 2002 (options in thousands):

                                               2003                   2002                     2001
                                       -------------------    ---------------------     -------------------
                                                  Weighted                 Weighted                Weighted
                                                  Average                  Average                 Average
                                                  Exercise                 Exercise                Exercise
                                       Options      Price     Options        Price      Options     Price
                                       -------    --------    -------      --------     -------    --------
Outstanding at beginning of year        13,403    $  18.87     14,278      $  13.93      15,033    $  10.34
Options assumed in acquisitions              -           -          -             -         409        6.46
Options granted - original               1,979       20.37      2,770         29.71       4,946       16.83
Options granted - reload                   132       25.77        907         28.88       1,968       22.48
Options exercised                       (1,128)      11.06     (3,862)        11.17      (6,420)      10.20
Options cancelled                         (614)      22.08       (690)        15.98      (1,658)      12.17
                                       -------    --------    -------      --------     -------    --------
Outstanding at end of year              13,772    $  19.70     13,403      $  18.87      14,278    $  13.93
                                       =======    ========    =======      ========     =======    ========
Exercisable at end of year               6,238    $  18.42      4,206      $  16.68       3,366    $   9.11
                                       =======    ========    =======      ========     =======    ========

      The following summarizes information about the Company's stock options outstanding at June 30, 2003 (options in thousands):


                                                                     Weighted
                                                                      Average                       Weighted
                                                    Weighted         Remaining                       Average
                                      Option         Average           Life                      Exercise Price
Range of Exercise Prices           Outstanding    Exercise Price    (in years)    Exercisable    of Exercisable
------------------------           -----------    --------------    ----------    -----------    --------------
$ 0.01-$10.00                            1,459    $         7.87           3.7          1,459    $         7.87
$10.01-$20.00                            6,489    $        14.78           7.0          2,233    $        14.16
$20.01-$30.00                            4,763    $        27.04           7.2          2,054    $        27.09
$30.01-$40.00                            1,061    $        33.44           7.5            492    $        32.84

16.   BUSINESS SEGMENT INFORMATION

      The Company is a leading provider of business process outsourcing solutions to financial institutions and other financial organizations. The Company's operations have been classified into three business segments:
      Investment Services, Insurance and Education Services, and Information Services.

      The Company's reportable segments are separately managed strategic business units that offer different products and services, and are based on the Company's method of internal reporting. The Investment Services segment provides business process outsourcing services, including administration and distribution, to domestic and offshore mutual fund complexes, hedge funds and private equity funds and retirement plan services to small to mid-size 401(k) plans. The Insurance and Education Services segment provides distribution solutions for commercial property and casualty, annuities, life, long-term care, disability and special risk insurance products; offers certification and continuing education training for insurance and investment professionals; and provides licensing-related software products and services. The Information Services segment provides information processing and check imaging solutions to financial services companies, asset retention solutions to insurance companies, and corporate banking services to support corporate-sponsored cash management programs.

      Summarized financial information by business segment and for corporate operations for the years ended June 30, 2003, 2002 and 2001 is presented below (in thousands). Results for fiscal 2003 and 2002 exclude goodwill amortization due to the adoption of FAS 142.

                                                                     As Restated
                                              ---------------------------------------------------------
                                                  2003                  2002                   2001
                                              ------------           -----------            -----------
Revenues:
  Investment Services                         $    498,531           $   449,930            $   359,300
  Insurance and Education Services                 220,055               173,655                131,619
  Information Services                             215,053               197,590                177,720
                                              ------------           -----------            -----------
     Total                                    $    933,639           $   821,175            $   668,639
                                              ============           ===========            ===========
Operating earnings (loss):
  Investment Services                         $     77,556           $    77,449            $    59,421
  Insurance and Education Services                  68,225                51,080                 31,195
  Information Services                              59,387                54,895                 45,844
  Corporate                                        (21,430)              (20,765)               (16,713)
                                              ------------           -----------            -----------
     Total                                    $    183,738           $   162,659            $   119,747
                                              ============           ===========            ===========
Assets:
  Investment Services                         $    600,647           $   567,604            $   369,042
  Insurance and Education Services                 645,790               406,801                329,976
  Information Services                             133,155               133,444                122,685
  Corporate                                         78,550                83,493                154,105
                                              ------------           -----------            -----------
     Total                                    $  1,458,142           $ 1,191,342            $   975,808
                                              ============           ===========            ===========
Depreciation and amortization expense:
  Investment Services                         $     22,633           $    17,983            $    14,844
  Insurance and Education Services                  14,699                11,269                 15,683
  Information Services                              11,355                10,334                 11,253
  Corporate                                          1,017                 1,014                    810
                                              ------------           -----------            -----------
     Total                                    $     49,704           $    40,600            $    42,590
                                              ============           ===========            ===========
Capital expenditures:
  Investment Services                         $     21,631           $    18,863            $    11,591
  Insurance and Education Services                   6,621                 7,107                  4,979
  Information Services                              13,755                14,072                 12,088
  Corporate                                          1,208                   989                    946
                                              ------------           -----------            -----------
     Total                                    $     43,215           $    41,031            $    29,604
                                              ============           ===========            ===========

      The following is a reconciliation of operating earnings to the Company's consolidated total (in thousands):

                                                                     As Restated
                                              ---------------------------------------------------------
                                                  2003                   2002                   2001
                                              ------------           -----------            -----------
Total operating earnings for reportable       $    183,738           $   162,659            $   119,747
segments
Restructuring charges                              (12,079)               (6,475)                (4,245)
                                              ------------           -----------            -----------
Total operating earnings                      $    171,659           $   156,184            $   115,502
                                              ============           ===========            ===========

      The net revenues of each segment are principally domestic, and no single customer accounted for 10% or more of the consolidated revenues for the years ended June 30, 2003, 2002 and 2001. Assets in the Insurance and Education Services segment increased 59% in fiscal 2003 primarily as a result of the six acquisitions consummated during the year. Revenues from unaffiliated customers located outside the United States approximated $65.5 million, $36.5 million and $29.3 million for the years ended June 30, 2003, 2002 and 2001, respectively.

17.   RESTATEMENTS

      Prior to the issuance of the March 31, 2004 interim financial statements, the Company determined that it was appropriate to restate previously issued financial statements to record adjustments for correction of errors resulting from various accounting matters described below. The Company restated its financial results for the fiscal years ended June 30, 2003, 2002 and 2001 and the quarters ended December 31 and September 30, 2003. The adjustments fall into three general categories: adjustments to commissions receivable in the Life Insurance division, adjustments relating to goodwill and deferred taxes established in acquisition accounting for certain acquired entities in the Life Insurance division, and adjustments to agent commissions payable in the Life Insurance division. Additionally, as a result of the restatement adjustments, adjustments to the computation of deferred tax assets and liabilities were also recorded. The impact of the restatement on net income for the fiscal years ended June 30, 2003, 2002 and 2001 for each such category is set forth below (in thousands, except per share data):

                                                       YEARS ENDED JUNE 30,
                                               -----------------------------------
                                                 2003          2002         2001
                                               ---------    ----------    --------
Net income, as reported                        $ 111,823    $  115,861    $ 85,120
                                               ---------    ----------    --------
Pretax adjustments:
  Commissions receivable                         (11,738)      (36,060)    (23,880)
  Goodwill and deferred taxes                     (7,348)       (6,486)     (7,214)
  Commissions payable                             (1,221)       (1,221)          -
                                               ---------    ----------    --------
Total pretax adjustments                         (20,307)      (43,767)    (31,094)

Tax effect of restatement adjustment              (6,727)      (16,604)    (13,044)
                                               ---------    ----------    --------
Total net adjustments                            (13,580)      (27,163)    (18,050)
                                               ---------    ----------    --------
Net income, as restated                        $  98,243    $   88,698    $ 67,070
                                               =========    ==========    ========
Basic earnings per share, as reported          $    0.93    $     0.98    $   0.74
Effect of net adjustments                          (0.11)        (0.23)      (0.16)
                                               ---------    ----------    --------
Basic earnings per share, as restated          $    0.82    $     0.75    $   0.58
                                               =========    ==========    ========
Diluted earnings per share, as reported        $    0.92    $     0.94    $   0.71
Effect of net adjustments                          (0.11)        (0.22)      (0.15)
                                               ---------    ----------    --------
Diluted earnings per share, as restated        $    0.81    $     0.72    $   0.56
                                               =========    ==========    ========

      The restatement principally arose from the Company's review and analysis of estimates used in determining the level of commissions receivable in the Life Insurance Services division. Based upon this review and analysis, the Company determined that an adjustment of $80.0 million to reduce commissions receivable in its Life Insurance division, together with corresponding adjustments to revenues and expenses, should be recorded and be reflected in a restatement of its financial results for the affected periods, as described above. The adjustment to commissions receivable of $80.0 million is primarily attributable to the over accrual of revenue, based on assumptions underlying the estimates that were subsequently determined to be incorrect. The assumptions were used to compute certain first year, bonus and renewal commissions receivable during the period July 1999 through December 2003. In connection with the aforementioned review, the Company also identified adjustments relating to acquisition accounting for certain acquired entities in the Life Insurance business, resulting in an adjustment to goodwill, deferred taxes and revenue over the affected periods of $21.0 million. This adjustment reflects the recording of commissions receivable as of the date of acquisition to convert the acquired entity from the cash basis to the accrual basis of accounting, resulting in a corresponding downward adjustment to revenue incorrectly accrued following each such acquisition. Additionally, adjustments to commissions payable of $2.6 million, together with corresponding adjustments to net revenues, were identified as a result of an understatement in agent commissions payable.

      Concurrent with the filing of this report on Form 10-K/A for the period ended June 30, 2003, the Company is filing revised financial statements reflecting the impact of the restatement on the quarters ended December 31 and September 30, 2003 on Form 10-Q/A. The restatement also affects periods prior to the fiscal year ended June 30, 2001. The net impact of the restatement on such prior periods has been reflected as a reduction to beginning stockholders' equity as of July 1, 2000 in the amount of $10.3 million.

      In connection with the process, the Company restated its financial statements for the years ended June 30, 2003, 2002 and 2001. The impact of the restatement on net income for the years ended June 30, 2003, 2002 and 2001 was a decrease in net income of $13.6 million, $27.2 million, and $18.1 million, respectively.

      The following table sets forth the effects of the restatement adjustments discussed above on the Consolidated Statements of Income for the years ended June 30, 2003, 2002 and 2001 (in thousands, except per share data):

                                        Year Ended                   Year Ended                  Year Ended
                                       June 30, 2003               June 30, 2002               June 30, 2001
                                 -------------------------   ------------------------   -------------------------
                                 As Reported   As Restated   As Reported  As Restated   As Reported   As Restated
                                 -----------   -----------   -----------  -----------   -----------   -----------
Revenues                         $   958,419   $   933,639   $   865,705  $   821,175   $   701,757   $   668,639
                                 -----------   -----------   -----------  -----------   -----------   -----------
Operating costs and expenses:
   Service and operating             558,824       554,351       488,411      487,648       398,411       396,600
   Selling, general and
   administrative                    176,728       176,728       157,743      157,743       132,001       132,001
   Amortization of goodwill                -             -             -            -        11,486        11,273
   Amortization of intangible
   assets                             18,822        18,822        13,125       13,125         9,018         9,018
   Restructuring charges              12,079        12,079         6,475        6,475         4,245         4,245
                                 -----------   -----------   -----------  -----------   -----------   -----------
Total operating costs and
expenses                             766,453       761,980       665,754      664,991       555,161       553,137
                                 -----------   -----------   -----------  -----------   -----------   -----------
Operating earnings                   191,966       171,659       199,951      156,184       146,596       115,502
Interest income                        1,475         1,475         3,599        3,599         5,646         5,646
Interest expense                     (18,146)      (18,146)      (15,701)     (15,701)      (11,548)      (11,548)
                                 -----------   -----------   -----------  -----------   -----------   -----------
Income before income taxes           175,295       154,988       187,849      144,082       140,694       109,600
Income taxes                          63,472        56,745        71,988       55,384        55,574        42,530
                                 -----------   -----------   -----------  -----------   -----------   -----------
Net income                       $   111,823   $    98,243   $   115,861  $    88,698   $    85,120   $    67,070
                                 ===========   ===========   ===========  ===========   ===========   ===========
Basic earnings per share         $      0.93   $      0.82   $      0.98  $      0.75   $      0.74   $      0.58
                                 ===========   ===========   ===========  ===========   ===========   ===========
Diluted earnings per share       $      0.92   $      0.81   $      0.94  $      0.72   $      0.71   $      0.56
                                 ===========   ===========   ===========  ===========   ===========   ===========

               The following table sets forth the effects of the restatement adjustments discussed above on the Consolidated Balance Sheets at June 30, 2003 and 2002 (in thousands, except share data):

                                                                        June 30, 2003                June 30, 2002
                                                               -----------------------------   -----------------------------
                                                                As Reported     As Restated     As Reported     As Restated
                                                                -----------     -----------     -----------     -----------
ASSETS

Current assets:
    Cash and cash equivalents                                  $      79,558   $      79,558   $      78,371   $      78,371
    Accounts receivable, net                                          96,237          96,237         101,851         101,851
   Insurance premiums and commissions receivable                     169,780          87,535          95,146          24,639
    Deferred tax asset                                                13,655          45,202           9,466          36,100
    Other current assets                                              61,409          61,409          35,401          35,401
                                                               -------------   -------------   -------------   -------------
        Total current assets                                         420,639         369,941         320,235         276,362
    Property and equipment, net                                      107,152         107,152          94,711          94,711
    Goodwill                                                         749,227         731,174         623,250         612,314
    Intangible assets, net                                           206,036         206,036         159,391         159,391
    Other assets                                                      43,839          43,839          48,564          48,564
                                                               -------------   -------------   -------------   -------------
        Total assets                                           $   1,526,893   $   1,458,142   $   1,246,151   $   1,191,342
                                                               =============   =============   =============   =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Short-term borrowings                                      $     172,000   $     172,000   $      93,000   $      93,000
    Accounts payable                                                  21,518          21,518          16,492          16,492
    Insurance premiums and commissions payable                        79,398          81,840               -           1,221
    Other current liabilities                                        127,643         128,645         125,012         126,014
                                                               -------------   -------------   -------------   -------------
        Total current liabilities                                    400,559         404,003         234,504         236,727
    Long-term debt                                                   300,000         300,000         300,000         300,000
    Deferred tax liability                                            37,247          34,184          16,670          15,190
    Other liabilities                                                  4,026           4,026          12,359          12,359
                                                               -------------   -------------   -------------   -------------
        Total liabilities                                            741,832         742,213         563,533         564,276
                                                               -------------   -------------   -------------   -------------
Stockholders' equity:
    Common stock, $0.02 par value, 320,000,000 shares
    authorized, 120,274,571 and 119,880,003 shares issued              2,405           2,405           2,398           2,398
    Additional paid-in capital                                       378,986         378,986         370,854         370,854
    Retained earnings                                                417,533         348,401         320,790         265,238
    Notes receivable from stockholders                               (10,776)        (10,776)        (10,776)        (10,776)
    Employee benefit trust, 344,207 shares                            (5,676)         (5,676)              -               -
    Deferred compensation                                              5,752           5,752               -               -
    Accumulated other comprehensive loss                                (340)           (340)           (648)           (648)
   Treasury stock at cost, 141,118 shares                             (2,823)         (2,823)              -               -
                                                               -------------   -------------   -------------   -------------
        Total stockholders' equity                                   785,061         715,929         682,618         627,066
                                                               -------------   -------------   -------------   -------------
        Total liabilities and stockholders' equity             $   1,526,893   $   1,458,142   $   1,246,151   $   1,191,342
                                                               =============   =============   =============   =============

18.   SUBSEQUENT EVENTS

      On May 17, 2004, the Company announced that it would restate its financial results for the fiscal years ended June 30, 2003, 2002, and 2001 and for the quarters ended December 31 and September 30, 2003 as described in Note
      17. The Audit Committee of the Company's Board of Directors conducted an independent investigation into the events and circumstances that resulted in the restatement and retained independent counsel to assist in such investigation.

      The Company notified the Securities and Exchange Commission ("SEC") of its intention to restate prior period financial results and that there would be a delay in the filing of its Form 10-Q for the quarter ended March 31, 2004. Subsequently, the SEC advised the Company that the SEC is conducting an investigation into the facts and circumstances related to the restatement. The Company has cooperated and intends to continue to cooperate with the SEC.

      Following the Company's May 17, 2004 announcement regarding the restatement of its financial results, seven putative class action and two derivative lawsuits were filed against the Company and certain of its current and former officers in the United States District Court for the Southern District of New York. The class action complaints purport to be brought on behalf of all shareholders who purchased the Company's securities between October 23, 2000 and May 17, 2004 and generally assert that the Company and certain of its officers allegedly violated the federal securities laws in connection with the purported issuance of false and misleading information concerning the Company's financial condition. The class action complaints seek damages in an unspecified amount against the Company. The derivative complaints purport to be on behalf of the Company and generally assert that certain officers and directors are liable for alleged breaches of fiduciary duties, abuse of control, gross mismanagement, waste, and unjust enrichment that purportedly occurred between October 23, 2000 and the present. The derivative complaints seek disgorgement, constructive trust, and damages in an unspecified amount. The Company intends to defend itself vigorously against these claims but is unable to determine the ultimate outcome.

      As part of the Credit Agreement governing the new senior unsecured credit facility that was entered into on March 31, 2004, the Company made certain representations about its prior period financial statements. In light of the need for adjustments to these prior period financial statements, the lenders consider these representations to have been inaccurate when made, and therefore, the lenders have asserted that there has been a breach under the Credit Agreement causing the Company to be in default. The Company subsequently procured a waiver from the lenders which allows the Company to continue to rollover certain LIBOR-based borrowings. However, until the waiver becomes permanent, the terms of the waiver do not cure the asserted default and preclude the Company from drawing down additional borrowings under the credit facility. The lenders have asserted that they have the right to accelerate payment of outstanding borrowings under the credit facility until the waiver becomes permanent. Effective with the filing of this Form 10-K/A, the waiver becomes permanent for all purposes.

               19. CONSOLIDATED QUARTERLY RESULTS
               (unaudited, in thousands, except per share data)

                                              Fiscal 2003, As Reported
                                 ----------------------------------------------------
     Quarter Ended                 Sep 30        Dec 31        Mar 31        Jun 30
                                   ------        ------        ------        ------
Revenues                         $  227,344    $  233,112    $  244,776    $  253,187
Operating earnings                   30,858        50,000        54,999        56,109
Income before income taxes           26,846        45,967        50,794        51,688
Net income                           16,779        28,729        32,508        33,807
Basic earnings per share               0.14          0.24          0.27          0.28
Diluted earnings per share             0.14          0.24          0.27          0.28

                                              Fiscal 2003, As Restated
                                 ----------------------------------------------------
     Quarter Ended                 Sep 30        Dec 31        Mar 31        Jun 30
                                   ------        ------        ------        ------
Revenues                         $  223,417    $  224,736    $  238,074    $  247,412
Operating earnings                   27,458        42,655        49,627        51,919
Income before income taxes           23,446        38,622        45,422        47,498
Net income                           14,678        23,538        28,987        31,040
Basic earnings per share               0.12          0.20          0.24          0.26
Diluted earnings per share             0.12          0.19          0.24          0.26

                                              Fiscal 2002, As Reported
                                 ----------------------------------------------------
     Quarter Ended                 Sep 30        Dec 31        Mar 31        Jun 30
                                   ------        ------        ------        ------
Revenues                         $  196,531    $  209,908    $  220,539    $  238,727
Operating earnings                   33,244        46,045        56,763        63,899
Income before income taxes           30,929        43,158        53,621        60,141
Net income                           18,943        26,435        33,194        37,289
Basic earnings per share               0.16          0.22          0.28          0.31
Diluted earnings per share             0.15          0.22          0.27          0.30

                                              Fiscal 2002, As Restated
                                 ----------------------------------------------------
     Quarter Ended                 Sep 30        Dec 31        Mar 31        Jun 30
                                   ------        ------        ------        ------
Revenues                         $  186,456    $  198,273    $  213,149    $  223,297
Operating earnings                   23,099        34,380        49,500        49,205
Income before income taxes           20,784        31,493        46,358        45,447
Net income                           12,464        18,792        28,893        28,549
Basic earnings per share               0.11          0.16          0.24          0.24
Diluted earnings per share             0.10          0.15          0.23          0.23

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

      As previously disclosed in the March 2004 10-Q, we engaged in a review and analysis of estimates used in determining the level of commissions receivable in our Life Insurance Services division. As a result of our efforts, we have determined that commissions receivable should be adjusted as described below. In addition, in reviewing our past practices, procedures and processes, we have determined that there needs to be revisions to such practices, procedures and processes. In this regard, we concluded there was a material weakness in our internal controls over financial reporting relating to the validation and monitoring of assumptions underlying the estimates used to compute certain first year, bonus and renewal commissions receivable and with respect to related documentation and review processes for significant accounting entries, including entries relating to acquisition accounting. We have taken, and continue to take, steps to rectify these matters.

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

      - Improved process for documentation and review of significant accounting entries;

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

      We carried out an evaluation as of the end of the period covered by this report on Form 10-K/A, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, other than the material weakness described above, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective. Subsequent to March 31, 2004, the Company has implemented the steps described above and concluded that the disclosure controls and procedures are effective as of the date of filing of this report.

      It should be noted that the design of any system of controls is based upon certain assumptions about the likelihood of future events, and there can be no assurance that such design will succeed in achieving its stated objective under all potential future conditions, regardless of how remote. However, the Company's Chief Executive Officer and the Company's Chief Financial Officer believe the Company's disclosure controls and procedures provide reasonable assurance that the disclosure controls and procedures are effective.

                                    PART III

      Pursuant to Instruction G(3) to Form 10-K, the information required by Items 10 through 13 of this report is incorporated by reference from our definitive proxy statement, which was filed with the SEC pursuant to Regulation 14A within 120 days after the end of our fiscal year.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

      (a)(1) Financial Statements

      Our consolidated financial statements as of June 30, 2003 and 2002, and for each of the three years in the period ended June 30, 2003, together with the report of PricewaterhouseCoopers LLP dated July 29, 2003, except for Notes 17 and 18 as to which the date is July 30, 2004, are included in Item 8 of this Report.

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

3.2 Amended and Restated By-Laws of The BISYS Group, Inc. (Incorporated by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2002.)

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

10.10 Amendment No. 2 to the Credit Agreement, dated as of September 24, 2002 (Incorporated by reference to Exhibit 10.11 to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2002.)

10.11 Transition Services Agreement, dated as of October 30, 2002, by and between The BISYS Group, Inc. and Lynn J. Mangum (Incorporated by reference to Exhibit 10.11 to the Registrant's original Annual Report on Form 10-K for the fiscal year ended June 30, 2003).

21 List of significant subsidiaries of The BISYS Group, Inc. (Incorporated by reference to Exhibit 21 to the Registrant's original Annual Report on Form 10-K for the fiscal year ended June 30, 2003.)

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

                                              The BISYS Group, Inc.

Date: August 9, 2004                      By: /s/ James L. Fox
                                             ----------------------------------
                                                  James L. Fox
                                                  Executive Vice President and
                                                     Chief Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 9th day of August, 2004.

           Signature                                      Title
    /s/  Russell P. Fradin                 Director, President and Chief
------------------------------------       Executive Officer (Principal Executive Officer)
         (Russell P. Fradin)

    /s/  James L. Fox                      Executive Vice President and Chief Financial Officer
------------------------------------       (Principal Financial and Accounting Officer)
         (James L. Fox)

    /s/  Lynn J. Mangum                    Director and Chairman of the Board
------------------------------------
         (Lynn J. Mangum)

    /s/  Denis A. Bovin                    Director
------------------------------------
         (Denis A. Bovin)

    /s/  Robert J. Casale                  Director
------------------------------------
         (Robert J. Casale)

    /s/  Thomas A. Cooper                  Director
------------------------------------
         (Thomas A. Cooper)

    /s/  Paula G. McInerney                Director
------------------------------------
         (Paula G. McInerney)

    /s/  Thomas E. McInerney               Director
------------------------------------
         (Thomas E. McInerney)

    /s/  Joseph J. Melone                  Director
------------------------------------
         (Joseph J. Melone)

                        INDEX TO EXHIBITS FILED HEREWITH

EXHIBIT NO.  DESCRIPTION
23           Consent of PricewaterhouseCoopers LLP

31.1         Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2         Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32           Section 1350 Certifications