Form 10-Q/A
period 2003-09-30
BISYS GROUP INC
filed 2004-08-10
CIK 883587

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

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

AS OF JUNE 30, 2004, THERE WERE 120,677,756 SHARES OF COMMON STOCK, PAR VALUE $0.02 PER SHARE, OF THE REGISTRANT OUTSTANDING.

                        This document contains 30 pages.

                              THE BISYS GROUP, INC.

                              INDEX TO FORM 10-Q/A

PART I.  FINANCIAL INFORMATION                                                                                    PAGE
                                                                                                                  ----
              Item 1.  Financial Statements
                        Condensed Consolidated Statements of Income for the three months
                              ended September 30, 2003 and 2002                                                     4
                        Condensed Consolidated Balance Sheets as of September 30, 2003 and
                              June 30, 2003                                                                         5
                        Condensed Consolidated Statements of Cash Flows for the three months
                              ended September 30, 2003 and 2002                                                     6
                        Notes to Condensed Consolidated Financial Statements                                        7
              Item 2.  Management's Discussion and Analysis of Financial Condition and
                       Results of Operations                                                                       17
              Item 4.  Controls and Procedures                                                                     22
PART II.  OTHER INFORMATION
              Item 5.  Other Information                                                                           23
              Item 6.  Exhibits and Reports on Form 8-K                                                            23
SIGNATURES                                                                                                         25
EXHIBIT INDEX                                                                                                      26

                                EXPLANATORY NOTE

Prior to the issuance of the March 31, 2004 financial statements, the Company determined that it was appropriate to restate previously issued financial statements to record adjustments for correction of errors resulting from various accounting matters described herein (see Note 9). The restated financial statements for the quarter ended September 30, 2003 are reflected in this Amendment No. 1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003. Concurrently herewith, the Company is filing its amended Quarterly Report on Form 10-Q/A for the quarter ended December 31, 2003 and its amended Annual Report on Form 10-K/A for the fiscal year ended June 30, 2003, to reflect the restated financial statements for those periods.

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

The impact of the restatement on net income for the three months ended September 30, 2003 and 2002 was an increase in net income of $1.0 million and a decrease in net income of $2.1 million, respectively.

This Form 10-Q/A amends and restates Items 1, 2 and 4 of Part I and Items 5 and 6 of Part II. All other information contained herein was included in the original Form 10-Q, which was filed with the Securities and Exchange Commission (the "SEC") on November 12, 2003, and has not been amended or updated hereby. The foregoing items have been amended to reflect the restatement and have not been updated to reflect other events occurring after the filing of the original Form 10-Q, or to modify or update those disclosures affected by subsequent events, except for those disclosures provided in Note 10. Such matters have been addressed in the Company's Form 10-Q for the quarter ended March 31, 2004 (the "March 2004 Form 10-Q") and will continue to be addressed in any reports filed with the SEC subsequent to the date of this filing. All referenced amounts in this Form 10-Q/A for prior periods and prior period comparisons reflect the balances and amounts on a restated basis.

The Company did not amend its Annual Report on Form 10-K or Quarterly Reports on Form 10-Q for periods affected by the restatement that ended prior to June 30, 2003, and the financial statements and related financial information contained in such reports should no longer be relied upon.

Investors are urged to read this Form 10-Q/A in conjunction with the March 2004 Form 10-Q, which was filed with the SEC on June 16, 2004.

                                     PART I

                          ITEM 1. FINANCIAL STATEMENTS

                     THE BISYS GROUP, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (AS RESTATED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                          Three Months Ended
                                                             September 30,
                                                   ----------------------------------
                                                      2003                     2002
                                                   ---------                ---------
Revenues                                           $ 236,434                $ 223,417
                                                   ---------                ---------
Operating costs and expenses:
   Service and operating                             149,919                  135,022
   Selling, general and administrative                46,129                   44,586
   Amortization of intangible assets                   5,806                    4,272
   Restructuring, impairment and
   other charges                                      12,624                   12,079
                                                   ---------                ---------
Total operating costs and expenses                   214,478                  195,959
                                                   ---------                ---------

Operating earnings                                    21,956                   27,458
Interest income                                          325                      373
Interest expense                                      (4,664)                  (4,385)
                                                   ---------                ---------
Income before income taxes                            17,617                   23,446
Income taxes                                          11,774                    8,768
                                                   ---------                ---------
Net income                                         $   5,843                $  14,678
                                                   =========                =========
Basic earnings per share                           $    0.05                $    0.12
                                                   =========                =========
Diluted earnings per share                         $    0.05                $    0.12
                                                   =========                =========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                     THE BISYS GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (AS RESTATED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                       September 30,                June 30,
                                                                          2003                       2003
                                                                       -----------                -----------
ASSETS
Current assets:
   Cash and cash equivalents                                           $    76,475                $    79,558
   Restricted cash                                                          23,745                     26,603
   Accounts receivable, net                                                 94,532                     96,237
   Insurance premiums and commissions receivable                            69,498                     87,535
   Deferred tax asset                                                       14,236                     45,202
   Other current assets                                                     31,813                     34,806
                                                                       -----------                -----------
     Total current assets                                                  310,299                    369,941
   Property and equipment, net                                             106,642                    107,152
   Goodwill                                                                732,484                    731,174
   Intangible assets, net                                                  199,376                    206,036
   Other assets                                                             40,517                     43,839
                                                                       -----------                -----------
     Total assets                                                      $ 1,389,318                $ 1,458,142
                                                                       ===========                ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Short-term borrowings                                               $   163,000                $   172,000
   Accounts payable                                                         25,759                     21,518
   Insurance premiums and commissions payable                               55,948                     81,840
   Other current liabilities                                                97,848                    128,645
                                                                       -----------                -----------
     Total current liabilities                                             342,555                    404,003
   Long-term debt                                                          300,000                    300,000
   Deferred tax liability                                                   37,722                     34,184
   Other liabilities                                                         3,227                      4,026
                                                                       -----------                -----------
     Total liabilities                                                     683,504                    742,213
                                                                       -----------                -----------
Stockholders' equity:
   Common stock, $0.02 par value, 320,000,000 shares
   authorized, 120,743,385 and 120,274,571 shares issued                     2,415                      2,405
   Additional paid-in capital                                              387,637                    378,986
   Retained earnings                                                       352,112                    348,401
   Notes receivable from stockholders                                      (10,776)                   (10,776)
   Employee benefit trust, 369,207 and 344,207 shares                       (6,007)                    (5,676)
   Deferred compensation                                                     6,078                      5,752
   Unearned compensation - restricted stock                                 (7,799)                        --
   Accumulated other comprehensive loss                                        (71)                      (340)
   Treasury stock at cost, 1,141,056 and 141,118 shares                    (17,775)                    (2,823)
                                                                       -----------                -----------
     Total stockholders' equity                                            705,814                    715,929
                                                                       -----------                -----------
     Total liabilities and stockholders' equity                        $ 1,389,318                $ 1,458,142
                                                                       ===========                ===========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                     THE BISYS GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (AS RESTATED)
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                      Three Months Ended
                                                                                                          September 30,
                                                                                                --------------------------------
                                                                                                  2003                   2002
                                                                                                --------                --------
Cash flows from operating activities:
Net income                                                                                      $  5,843                $ 14,678
Adjustments to reconcile net income to net cash provided by operating activities:
   Restructuring, impairment and other charges                                                    12,624                  12,079
   Depreciation and amortization                                                                  13,978                  11,922
   Deferred income tax provision                                                                   2,938                  (1,299)
   Change in operating assets and liabilities, net of effects from acquisitions                   (8,951)                (20,576)
                                                                                                --------                --------
Net cash provided by operating activities                                                         26,432                  16,804
                                                                                                --------                --------
Cash flows from investing activities:
   Acquisitions of businesses, net of cash acquired                                               (1,943)                 (9,961)
   Purchase of intangible assets                                                                      --                  (7,255)
   Capital expenditures                                                                           (9,487)                (13,901)
   Change in other investments                                                                     1,708                    (906)
                                                                                                --------                --------
Net cash used in investing activities                                                             (9,722)                (32,023)
                                                                                                --------                --------
Cash flows from financing activities:
   Proceeds from short-term borrowings                                                            16,000                  81,000
   Repayment of short-term borrowings                                                            (25,000)                (45,000)
   Proceeds from exercise of stock options                                                         2,970                   2,891
   Repurchases of common stock                                                                   (13,763)                (33,410)
                                                                                                --------                --------
Net cash (used in) provided by financing activities                                              (19,793)                  5,481
                                                                                                --------                --------
Net decrease in cash and cash equivalents                                                         (3,083)                 (9,738)
Cash and cash equivalents at beginning of period                                                  79,558                  78,371
                                                                                                --------                --------
Cash and cash equivalents at end of period                                                      $ 76,475                $ 68,633
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

                     THE BISYS GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Throughout these Notes to Condensed Consolidated Financial Statements, all referenced amounts and comparisons reflect the balances and amounts on a restated basis. For information on the restatement, see Note 9, Restatements, to these financial statements.

1.    BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      THE COMPANY

      The BISYS Group, Inc. and subsidiaries (the "Company") is a leading provider of business process outsourcing solutions for the financial services sector.

      BASIS OF PRESENTATION

      The condensed consolidated financial statements include the accounts of The BISYS Group, Inc. and its subsidiaries and have been prepared consistent with the accounting policies reflected in the 2003 Annual Report on Form 10-K filed, as amended, with the Securities and Exchange Commission concurrently herewith and should be read in conjunction therewith. The condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary to fairly state this information.

      RECLASSIFICATION

      Certain reclassifications have been made to the fiscal 2003 financial statements to conform to the fiscal 2004 presentation.

      INSURANCE PREMIUMS AND COMMISSIONS RECEIVABLE AND PAYABLE

      The Company has separately reflected receivables and payables arising from its insurance-related businesses on the accompanying condensed consolidated balance sheets. The captions "insurance premiums and commissions receivable" and "insurance premiums and commissions payable" include insurance premiums and commissions in the Company's commercial insurance services division and net commissions in the Company's life insurance brokerage division. In its capacity as a commercial property and casualty wholesale broker, the Company collects premiums from other agents and brokers and, after deducting its commissions, remits the premiums to the respective insurers.

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

      STOCK-BASED COMPENSATION

      The Company accounts for its stock option, restricted stock and stock purchase plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, compensation expense has been recorded for restricted stock awards, and no expense has been recorded for the Company's other stock-based plans. The following table presents the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation, (in thousands, except per share data):

                                                                     As Restated
                                                     ---------------------------------------------
                                                                 Three Months Ended
                                                                     September 30,
                                                     ---------------------------------------------
                                                          2003                          2002
                                                     ---------------               ---------------
Net income, as reported                              $         5,843               $        14,678
Add: Stock-based employee compensation
   expense included in reported net
   income, net of related tax effects                            165                            --
Deduct: Total stock-based employee
   compensation expense determined
   under fair value based method, net
   of related tax effects                                     (4,096)                       (4,762)
                                                     ---------------               ---------------
Pro forma net income                                 $         1,912               $         9,916
                                                     ===============               ===============
Earnings per share:
   Basic, as reported                                $          0.05               $          0.12
                                                     ===============               ===============
   Basic, pro forma                                  $          0.02               $          0.08
                                                     ===============               ===============
   Diluted, as reported                              $          0.05               $          0.12
                                                     ===============               ===============
   Diluted, pro forma                                $          0.02               $          0.08
                                                     ===============               ===============

2.    USE OF ESTIMATES

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The most significant estimates are related to the net commissions receivable, allowance for doubtful accounts, goodwill and intangible assets, revenue recognition, income taxes, contingencies, and restructuring, impairment and other charges.

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

3.    COMPREHENSIVE INCOME

      The components of comprehensive income are as follows (in thousands):

                                                              As Restated
                                                      -----------------------------
                                                           Three Months Ended
                                                              September 30,
                                                      -----------------------------
                                                       2003                  2002
                                                      -------               -------
Net income                                            $ 5,843               $14,678
Unrealized gain on investments                             12                    --
Foreign currency translation adjustment                   257                    69
                                                      -------               -------
  Total comprehensive income                          $ 6,112               $14,747
                                                      =======               =======

4.    EARNINGS PER SHARE

      Basic and diluted EPS computations for the three months ended September 30, 2003 and 2002 are as follows (in thousands, except per share amounts):

                                                                As Restated
                                                      -------------------------------
                                                            Three Months Ended
                                                               September 30,
                                                      -------------------------------
                                                        2003                   2002
                                                      --------               --------
Basic EPS
Net income                                            $  5,843               $ 14,678
                                                      ========               ========
Weighted average common shares
outstanding                                            119,805                119,535
                                                      ========               ========
Basic earnings per share                              $   0.05               $   0.12
                                                      ========               ========
Diluted EPS
Net income                                            $  5,843               $ 14,678
                                                      ========               ========
Weighted average common shares
outstanding                                            119,805                119,535
Assumed conversion of common shares
issuable under stock-based compensation
plans                                                    1,662                  3,112
                                                      --------               --------
Weighted average common and common
equivalent shares outstanding                          121,467                122,647
                                                      ========               ========
Diluted earnings per share                            $   0.05               $   0.12
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

      The following summarizes activity with respect to the Company's restructuring activities for the three months ended September 30, 2003 (in thousands):

Expense provision
       Employee severance                                  $4,189
       Facility closure                                     1,273
                                                           ------
                                                            5,462
                                                           ------
Cash payments and other                                     1,554
                                                           ------
Remaining accrual at September 30, 2003
Employee severance                                          2,896
Facility closure                                            1,012
                                                           ------
                                                           $3,908
                                                           ======

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

6.    INTANGIBLE ASSETS AND GOODWILL

      INTANGIBLE ASSETS

      At September 30, 2003, acquired intangible assets were comprised of the following (in thousands):

                                      Gross Carrying               Accumulated                    Net Book
                                          Amount                  Amortization                     Value
                                         --------                    --------                     --------
Customer related                         $189,555                    $(36,229)                    $153,326
Noncompete agreements                      42,451                     (12,798)                      29,653
Other                                      23,070                      (6,673)                      16,397
                                         --------                    --------                     --------
  Total                                  $255,076                    $(55,700)                    $199,376
                                         ========                    ========                     ========

      At June 30, 2003, acquired intangible assets were comprised of the following (in thousands):

                                       Gross Carrying              Accumulated                    Net Book
                                          Amount                   Amortization                    Value
                                         --------                    --------                     --------
Customer related                         $190,917                    $(32,618)                    $158,299
Noncompete agreements                      42,451                     (11,629)                      30,822
Other                                      23,070                      (6,155)                      16,915
                                         --------                    --------                     --------
  Total                                  $256,438                    $(50,402)                    $206,036
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

      GOODWILL

      The changes in the carrying amount of goodwill by business segment for the three months ended September 30, 2003 are as follows (in thousands):

                                               Investment            Insurance and           Information
                                                Services           Education Services          Services                Total
                                              -----------               --------               --------               --------
Balance, July 1, 2003, as
restated                                      $   311,366               $384,418               $ 35,390               $731,174
Adjustments to previous
acquisitions                                           --                  1,310                     --                  1,310
                                              -----------               --------               --------               --------
Balance, September 30, 2003, as
restated                                      $   311,366               $385,728               $ 35,390               $732,484
                                              ===========               ========               ========               ========

      The adjustments to previous acquisitions relate to additional amounts recorded for actual deferred taxes as compared to amounts originally estimated at the time of acquisition.

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

                                                                      As Restated
                                                                     (in thousands)
                                                                   Three Months Ended
                                                                      September 30,
                                                           ----------------------------------
                                                              2003                    2002
                                                           ---------                ---------
Operating revenue:
Investment Services                                        $ 128,171                $ 120,944
Insurance and Education Services                              56,178                   51,772
Information Services                                          52,085                   50,701
                                                           ---------                ---------
   Total operating revenue                                 $ 236,434                $ 223,417
                                                           =========                =========
Operating income (loss):
Investment Services                                        $  16,413                $  16,084
Insurance and Education Services                              10,460                   16,269
Information Services                                          12,887                   12,405
Corporate                                                     (5,180)                  (5,221)
                                                           ---------                ---------
   Total operating income                                  $  34,580                $  39,537
                                                           =========                =========
Restructuring, impairment and other charges:
Investment Services                                        $   5,438                $   5,430
Insurance and Education Services                               6,176                    2,866
Information Services                                             145                    1,494
Corporate                                                        865                    2,289
                                                           ---------                ---------
   Total restructuring, impairment
     and other charges                                     $  12,624                $  12,079
                                                           =========                =========
   Total consolidated operating
     earnings                                              $  21,956                $  27,458
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

9.    RESTATEMENTS

      Prior to the issuance of the March 31, 2004 interim financial statements, the Company determined that it was appropriate to restate previously issued financial statements to record adjustments for correction of errors resulting from various accounting matters described below. The Company restated its financial results for the fiscal years ended June 30, 2003, 2002 and 2001 and the quarters ended December 31 and September 30, 2003. The adjustments fall into three general categories: adjustments to commissions receivable in the Life Insurance division, adjustments relating to goodwill and deferred taxes established in acquisition accounting for certain acquired entities in the Life Insurance division, and adjustments to agent commissions payable in the Life Insurance division. Additionally, as a result of the restatement adjustments, adjustments to the computation of deferred tax assets and liabilities were also recorded. The impact of the restatement on net income for each of the relevant periods for each such category is set forth below (in thousands, except per share data):

                             THREE MONTHS  THREE MONTHS
                                 ENDED        ENDED                      YEARS ENDED JUNE 30,
                              SEPTEMBER 30, DECEMBER 31,   ---------------------------------------------------
                                  2003         2003          2003          2002          2001         PRE-2001       TOTAL
                               ---------     ---------     ---------     ---------     ---------     ---------     ---------
Net income, as reported        $   4,811     $  20,046     $ 111,823     $ 115,861     $  85,120
                               ---------     ---------     ---------     ---------     ---------
Pretax adjustments:
  Commissions receivable           1,744           526       (11,738)      (36,060)      (23,880)    $ (10,567)    $ (79,975)
  Goodwill and deferred
  taxes                               --            --        (7,348)       (6,486)       (7,214)           --       (21,048)
  Commissions payable                (99)          (99)       (1,221)       (1,221)           --            --        (2,640)
                               ---------     ---------     ---------     ---------     ---------     ---------     ---------
Total pretax adjustments           1,645           427       (20,307)      (43,767)      (31,094)      (10,567)     (103,663)
Tax effect of restatement
adjustment                           613           159        (6,727)      (16,604)      (13,044)         (228)      (35,831)
                               ---------     ---------     ---------     ---------     ---------     ---------     ---------
Total net adjustments              1,032           268       (13,580)      (27,163)      (18,050)    $ (10,339)    $ (67,832)
                               ---------     ---------     ---------     ---------     ---------     =========     =========
Net income, as restated        $   5,843     $  20,314     $  98,243     $  88,698     $  67,070
                               =========     =========     =========     =========     =========
Basic earnings per share,
as reported                    $    0.04     $    0.17     $    0.93     $    0.98     $    0.74
Effect of net adjustments           0.01            --         (0.11)        (0.23)        (0.16)
                               ---------     ---------     ---------     ---------     ---------
Basic earnings per share,
as restated                    $    0.05     $    0.17     $    0.82     $    0.75     $    0.58
                               =========     =========     =========     =========     =========
Diluted earnings per share,
as reported                    $    0.04     $    0.17     $    0.92     $    0.94     $    0.71
Effect of net adjustments           0.01            --         (0.11)        (0.22)        (0.15)
                               ---------     ---------     ---------     ---------     ---------
Diluted earnings per share,
as restated                    $    0.05     $    0.17     $    0.81     $    0.72     $    0.56
                               =========     =========     =========     =========     =========

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

      Concurrent with the filing of this report on Form 10-Q/A for the period ended September 30, 2003, the Company is filing revised financial statements reflecting the impact of the restatement on the fiscal years ended June 30, 2003, 2002 and 2001 on Form 10-K/A for the fiscal year ended June 30, 2003, as well as revised financial statements reflecting the impact of the restatement on the quarter ended December 31, 2003 on Form 10-Q/A. The restatement also affects periods prior to the fiscal year ended June 30, 2001. The net impact of the restatement on such prior periods has been reflected as a reduction to beginning stockholders' equity as of July 1, 2000 in the amount of $10.3 million.

      In connection with the process, the Company restated its financial statements for the three months ended September 30, 2003 and 2002. The impact of the restatement on net income for the three months ended September 30, 2003 and 2002 was an increase in net income of $1.0 million and a decrease in net income of $2.1 million, respectively.

      The following table sets forth the effects of the restatement adjustments discussed above on the Condensed Consolidated Statement of Income for the three months ended September 30, 2003 and 2002 (in thousands, except per share data):

                                             Three Months Ended              Three Months Ended
                                             September 30, 2003              September 30, 2002
                                        ---------------------------     ----------------------------
                                        As Reported     As Restated     As Reported      As Restated
                                        -----------     -----------     -----------      -----------
Revenues                                 $ 237,382       $ 236,434       $ 227,344       $ 223,417
                                         ---------       ---------       ---------       ---------

Operating costs and expenses:
  Service and operating                    152,512         149,919         135,549         135,022
  Selling, general and
  administrative                            46,129          46,129          44,586          44,586
  Amortization of intangible assets          5,806           5,806           4,272           4,272
  Restructuring, impairment and
  other charges                             12,624          12,624          12,079          12,079
                                         ---------       ---------       ---------       ---------
Total operating costs and expenses         217,071         214,478         196,486         195,959
                                         ---------       ---------       ---------       ---------

Operating earnings                          20,311          21,956          30,858          27,458
Interest income                                325             325             373             373
Interest expense                            (4,664)         (4,664)         (4,385)         (4,385)
                                         ---------       ---------       ---------       ---------
Income before income taxes                  15,972          17,617          26,846          23,446
Income taxes                                11,161          11,774          10,067           8,768
                                         ---------       ---------       ---------       ---------
Net income                               $   4,811       $   5,843       $  16,779       $  14,678
                                         =========       =========       =========       =========

Basic earnings per share                 $    0.04       $    0.05       $    0.14       $    0.12
                                         =========       =========       =========       =========

Diluted earnings per share               $    0.04       $    0.05       $    0.14       $    0.12
                                         =========       =========       =========       =========

      The following table sets forth the effects of the restatement adjustments discussed above on the Condensed Consolidated Balance Sheet at September 30 and June 30, 2003 (in thousands, except share data):

                                                            September 30, 2003                    June 30, 2003
                                                      -----------------------------       -----------------------------
                                                      As Reported       As Restated       As Reported       As Restated
                                                      -----------       -----------       -----------       -----------
ASSETS

Current assets:
  Cash and cash equivalents                           $    76,475       $    76,475       $    79,558       $    79,558
  Restricted cash                                          23,745            23,745            26,603            26,603
  Accounts receivable                                      94,532            94,532            96,237            96,237
  Insurance premiums and commissions
    receivable                                            149,999            69,498           169,780            87,535
  Deferred tax asset                                       13,655            14,236            13,655            45,202
  Other current assets                                     31,813            31,813            34,806            34,806
                                                      -----------       -----------       -----------       -----------
      Total current assets                                390,219           310,299           420,639           369,941
  Property and equipment, net                             106,642           106,642           107,152           107,152
  Goodwill                                                750,537           732,484           749,227           731,174
  Intangible assets, net                                  199,376           199,376           206,036           206,036
  Other assets                                             40,517            40,517            43,839            43,839
                                                      -----------       -----------       -----------       -----------
      Total assets                                    $ 1,487,291       $ 1,389,318       $ 1,526,893       $ 1,458,142
                                                      ===========       ===========       ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Short-term borrowings                               $   163,000       $   163,000       $   172,000       $   172,000
  Accounts payable                                         25,759            25,759            21,518            21,518
  Insurance premiums and commissions
    payable                                                53,407            55,948            79,398            81,840
  Other current liabilities                               127,199            97,848           127,643           128,645
                                                      -----------       -----------       -----------       -----------
      Total current liabilities                           369,365           342,555           400,559           404,003
  Long-term debt                                          300,000           300,000           300,000           300,000
  Deferred tax liability                                   40,785            37,222            37,247            34,184
  Other liabilities                                         3,227             3,227             4,026             4,026
                                                      -----------       -----------       -----------       -----------
      Total liabilities                                   713,377           683,504           741,832           742,213
                                                      -----------       -----------       -----------       -----------

Stockholders' equity:
  Common stock, $0.02 par value,
  320,000,000 shares authorized,
  120,743,385 and 120,274,571 shares issued                 2,415             2,415             2,405             2,405
  Additional paid-in capital                              387,637           387,637           378,986           378,986
  Retained earnings                                       420,212           352,112           417,533           348,401
  Notes receivable from stockholders                      (10,776)          (10,776)          (10,776)          (10,776)
  Employee benefit trust, 369,207 and
    344,207 shares                                         (6,007)           (6,007)           (5,676)           (5,676)
  Deferred compensation                                     6,078             6,078             5,752             5,752
  Unearned compensation - restricted stock                 (7,799)           (7,799)               --                --
  Accumulated other comprehensive loss                        (71)              (71)             (340)             (340)
  Treasury stock at cost, 1,141,056 and
    141,118 shares                                        (17,775)          (17,775)           (2,823)           (2,823)
                                                      -----------       -----------       -----------       -----------
      Total stockholders' equity                          773,914           705,814           785,061           715,929
                                                      -----------       -----------       -----------       -----------
      Total liabilities and stockholders' equity      $ 1,487,291       $ 1,389,318       $ 1,526,893       $ 1,458,142
                                                      ===========       ===========       ===========       ===========

10.   SUBSEQUENT EVENTS

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

      On May 17, 2004, the Company announced that it would restate its financial results for the fiscal years ended June 30, 2003, 2002, and 2001 and for the quarters ended December 31 and September 30, 2003 as described in Note
      9. The Audit Committee of the Company's Board of Directors conducted an independent investigation into the events and circumstances that resulted in the restatement and retained independent counsel to assist in such investigation.

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

      As part of the Credit Agreement governing the new senior unsecured credit facility that was entered into on March 31, 2004, the Company made certain representations about its prior period financial statements. In light of the need for adjustments to these prior period financial statements, the lenders consider these representations to have been inaccurate when made, and therefore, the lenders have asserted that there has been a breach under the Credit Agreement causing the Company to be in default. The Company subsequently procured a waiver from the lenders which allows the Company to continue to rollover certain LIBOR-based borrowings. However, until the waiver becomes permanent, the terms of the waiver do not cure the asserted default and preclude the Company from drawing down additional borrowings under the credit facility. The lenders have asserted that they have the right to accelerate payment of outstanding borrowings under the credit facility until the waiver becomes permanent. The waiver becomes permanent for all purposes upon the filing, concurrently herewith, of the Company's amended Form 10-K for the fiscal year ended June 30, 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The condensed consolidated financial statements as of September 30, 2003 and for the three month period ended September 30, 2003, included in this Quarterly Report on Form 10-Q/A, have been restated as discussed in Note 9 to the condensed consolidated financial statements. For purposes of this Form 10-Q/A, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, each item of the Form 10-Q for the quarter ended September 30, 2003 as originally filed on November 12, 2003 that was affected by the restatement has been amended to the extent affected and restated in its entirety. The disclosure contained in the original Form 10-Q has not been modified or updated except for updates made to Part I, Items 1, 2 and 4 and Part II, Items 5 and 6.

Throughout this discussion and analysis of financial condition and results of operations, all referenced amounts and comparisons reflect the balance and amounts on a restated basis.

The Company provides outsourcing solutions to and through financial organizations. The following table presents the percentage of revenues represented by each item in the Company's condensed consolidated statements of income for the periods indicated:

                                                       As Restated
                                                   ------------------
                                                   Three Months Ended
                                                       September 30,
                                                   ------------------
                                                    2003         2002
                                                   -----        -----
Revenues                                           100.0%       100.0%
                                                   -----        -----

Operating costs and expenses:
  Service and operating                             63.4         60.4
  Selling, general and administrative               19.5         20.0
  Amortization of intangible assets                  2.5          1.9
  Restructuring, impairment and other charges        5.3          5.4
                                                   -----        -----
Total operating costs and expenses                  90.7         87.7
                                                   -----        -----
Operating earnings                                   9.3         12.3
Interest income                                      0.2          0.2
Interest expense                                    (2.0)        (2.0)
                                                   -----        -----
Income before income taxes                           7.5         10.5
Income taxes                                         5.0          3.9
                                                   -----        -----
Net income                                           2.5%         6.6%
                                                   =====        =====

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2003 WITH THE THREE MONTHS ENDED SEPTEMBER 30, 2002.

      Revenues increased 5.8% from $223.4 million for the three months ended September 30, 2002 to $236.4 million for the three months ended September 30, 2003. This growth was derived largely from acquired businesses during the past twelve months. Internal revenue growth was flat for the three months ended September 30, 2003 over the same period last year primarily due to a decline in internal revenue in the Life Insurance and Education Services divisions.

      Service and operating expenses increased 11.0% from $135.0 million for the three months ended September 30, 2002 to $149.9 million for the three months ended September 30, 2003 and increased as a percentage of revenues from 60.4% to 63.4%. The dollar and percentage increase resulted from additional costs associated with greater revenues, a higher cost base in certain areas of the Life Insurance Services division and changes in the mix of the Company's business.

      Selling, general and administrative expenses increased 3.5% from $44.6 million during the three months ended September 30, 2002 to $46.1 million for the three months ended September 30, 2003 and decreased as a percentage of revenues from 20.0% to 19.5%. The dollar increase resulted from additional costs associated with greater revenues. The decrease as a percentage of revenues resulted from further utilization of existing general and administrative support resources.

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

      The income tax provision of $11.8 million for the three months ended September 30, 2003 increased from $8.8 million for the three months ended September 30, 2002, despite lower taxable income, due to recognition of an additional tax valuation allowance of $5.2 million for deferred tax assets associated with tax loss carryforwards from the European mutual fund services operations that are not expected to be realized. The provision represents an effective tax rate, excluding the impact of restructuring, impairment and other charges, of 37.25% and 37.43% for the periods ended September 30, 2003 and 2002, respectively. The decrease in the effective tax rate is primarily due to the mix of business in foreign tax jurisdictions.

      Operating earnings, before amortization of intangibles and restructuring, impairment and other charges, resulted in margins of 17.1% and 19.6% for the three months ended September 30, 2003 and 2002, respectively. The margin decrease was primarily due to a significant margin decline in the Insurance and Education Services segment as a result of a decline in internal revenue and a higher cost base in certain areas of the Life Insurance Services division.

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

      A summary of these items follows (in thousands):

Restructuring charges        $5,462
Impairment charges            4,515
Litigation charges            2,647
                            -------
  Total pre-tax charges     $12,624
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

      The following summarizes activity with respect to the Company's restructuring activities for the three months ended September 30, 2003 (in thousands):

Expense provision
  Employee severance                      $4,189
  Facility closure                         1,273
                                          ------
                                           5,462
                                          ------

Cash payments and other                    1,554
                                          ------

Remaining accrual at September 30, 2003
Employee severance                         2,896
Facility closure                           1,012
                                          ------
                                          $3,908
                                          ======

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

LIQUIDITY AND CAPITAL RESOURCES

      At September 30, 2003, the Company had cash and cash equivalents of $76.5 million and negative working capital of $32.3 million. At September 30, 2003, the Company had outstanding borrowings of $163.0 million against its $300 million revolving credit facility. The credit facility bears interest at LIBOR plus a margin of 0.65%, resulting in a weighted average interest rate of 2.0% on all outstanding borrowings under the facility at September 30, 2003. The facility is used to support the Company's working capital requirements and fund the Company's future acquisitions. On March 31, 2004, the Company entered into a new senior unsecured credit facility. The $400 million facility contains a $300 million revolving line of credit and a $100 million term loan. The new facility expires March 31, 2008 and replaces the $300 million facility which was due to expire on June 30, 2004.

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

      At September 30, 2003, the Company had $3.1 million outstanding in letters of credit and $300 million of outstanding 4% convertible subordinated notes due March 2006. The Company's debt ratio (total debt/total debt plus equity) is 0.40 at September 30, 2003, and the Company's maximum debt ratio may not exceed .50 under the terms of the revolving credit facility, as amended. At September 30, 2003, the Company is in compliance with all financial covenants required by the debt facility.

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

SEGMENT INFORMATION

      The following table sets forth operating revenue and operating income by business segment and for corporate operations for the three months ended September 30, 2003 and 2002 as reported in the original Form 10-Q and as restated for the effect of the restatement adjustments. Restructuring, impairment and other charges are excluded from the operating results of the segment as management does not consider such charges in its assessment of segment performance, or in allocating resources among segments (see
      Note 7).

                                               As Reported                     As Restated
                                        -------------------------       -------------------------
                                              (in thousands)                  (in thousands)
                                            Three Months Ended              Three Months Ended
                                               September 30,                  September 30,
                                        -------------------------       -------------------------
                                           2003            2002            2003            2002
                                        ---------       ---------       ---------       ---------
Operating revenue:
  Investment Services                   $ 128,171       $ 120,944       $ 128,171       $ 120,944
  Insurance and Education Services         57,126          55,699          56,178          51,772
  Information Services                     52,085          50,701          52,085          50,701
                                        ---------       ---------       ---------       ---------
   Total operating revenue              $ 237,382       $ 227,344       $ 236,434       $ 223,417
                                        =========       =========       =========       =========

Operating income (loss):
  Investment Services                   $  16,413       $  16,084       $  16,413       $  16,084
  Insurance and Education Services          8,815          19,669          10,460          16,269
  Information Services                     12,887          12,405          12,887          12,405
  Corporate                                (5,180)         (5,221)         (5,180)         (5,221)
                                        ---------       ---------       ---------       ---------
   Total operating income               $  32,935       $  42,937       $  34,580       $  39,537
                                        =========       =========       =========       =========

      Internal revenue growth (excluding acquisitions), as restated, for Investment Services, Insurance and Education Services, and Information Services approximated 6%, (18)%, and 3%, respectively, during the three months ended September 30, 2003 over the same period last year. A substantial portion of the Company's revenues are recurring in nature and are derived from long-term customer contracts with terms that generally average from three to five years. The Company expects to achieve an overall annual internal growth rate of 3% to 5% in fiscal 2004.

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

      See Note 9, Restatements, which describes the adjustments for correction of errors impacting the Life Insurance Services division. The ensuing discussion of the results of the Insurance and Education Services segment is after the effects of the restatement adjustments. The Company has taken steps to improve the internal controls at the Life Insurance Services division as more fully described in Item 4 of Part I, Controls and Procedures. Revenue in the Insurance and Education Services business segment increased $4.4 million, or

      8.5%, during the three months ended September 30, 2003, over the same period last year. The revenue increase was primarily due to acquisitions offset by a decline in internal revenue of 18%. The decrease in internal revenue was primarily due to an industry-wide decline in life insurance applications, a decline in revenue from fixed annuity products, a decline in revenue from term life products, and lower productivity due to distractions associated with organization restructuring activities. Operating income in the Insurance and Education Services business segment decreased $5.8 million, or 35.7%, during the fiscal first quarter. Operating margins were 18.6% and 31.4% for the three months ended September 30, 2003 and 2002, respectively. Margins decreased in the fiscal first quarter primarily due to a decline in internal revenue and a higher cost base in certain areas of the life insurance division.

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

We carried out an evaluation as of the end of the period covered by this report on Form 10-Q/A, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, other than the material weakness described above, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective. Subsequent to March 31, 2004, the Company has implemented the steps described above and concluded that the disclosure controls and procedures are effective as of the date of filing of this report.

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

                                     PART II

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

            As part of the Credit Agreement governing the new senior unsecured credit facility that was entered into on March 31, 2004, the Company made certain representations about its prior period financial statements. In light of the need for adjustments to these prior period financial statements, the lenders consider these representations to have been inaccurate when made, and therefore, the lenders have asserted that there has been a breach under the Credit Agreement causing the Company to be in default. The Company subsequently procured a waiver from the lenders which allows the Company to continue to rollover certain LIBOR-based borrowings. However, until the waiver becomes permanent, the terms of the waiver do not cure the asserted default and preclude the Company from drawing down additional borrowings under the credit facility. The lenders have asserted that they have the right to accelerate payment of outstanding borrowings under the credit facility until the waiver becomes permanent. The waiver becomes permanent for all purposes upon the filing, concurrently herewith, of the Company's amended Form 10-K for the fiscal year ended June 30, 2003.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      (a)   EXHIBITS

            Exhibit 10.1 - Transition Services Agreement, dated as of October
                           6, 2003, by and between The BISYS Group, Inc. and Dennis R. Sheehan. This document has been incorporated by reference from the original Form 10-Q for the period ended September 30, 2003.

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


                            THE BISYS GROUP, INC.



Date:  August 9, 2004    By:  /s/ James L. Fox
      ----------------      ----------------------------

                            James L. Fox
                            Executive Vice President and Chief Financial Officer (Duly Authorized Officer)

                              THE BISYS GROUP, INC.
                                  EXHIBIT INDEX

Exhibit No.                                                                     Page
-----------                                                                     ----
(31.1)  Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer ......  27

(31.2)  Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer ......  28

(32)    Section 1350 Certifications ............................................  29