Form 10-Q/A
period 2003-12-31
BISYS GROUP INC
filed 2004-08-10
CIK 883587

================================================================================

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

                        This document contains 33 pages.

================================================================================

                              THE BISYS GROUP, INC.

                              INDEX TO FORM 10-Q/A

                                                                                       PAGE
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                   Condensed Consolidated Statements of Income for the three and six
                         months ended December 31, 2003 and 2002                         4

                   Condensed Consolidated Balance Sheets as of December 31, 2003 and
                         June 30, 2003                                                   5

                   Condensed Consolidated Statements of Cash Flows for the six months
                         ended December 31, 2003 and 2002                                6

                   Notes to Condensed Consolidated Financial Statements                  7

         Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                 19

         Item 4.  Controls and Procedures                                               25

PART II. OTHER INFORMATION

         Item 2.  Changes in Securities and Use of Proceeds                             26

         Item 4.  Submission of Matters to a Vote of Security Holders                   26

         Item 5.  Other Information                                                     26

         Item 6.  Exhibits and Reports on Form 8-K                                      27

SIGNATURES                                                                              28

EXHIBIT INDEX                                                                           29

                                EXPLANATORY NOTE

Prior to the issuance of the March 31, 2004 financial statements, the Company determined that it was appropriate to restate previously issued financial statements to record adjustments for correction of errors resulting from various accounting matters described herein (see Note 10). The restated financial statements for the quarter ended December 31, 2003 are reflected in this Amendment No. 1 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2003. Concurrently herewith, the Company is filing its amended Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2003 and its amended Annual Report on Form 10-K/A for the fiscal year ended June 30, 2003, to reflect the restated financial statements for those periods.

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

The impact of the restatement on net income for the three and six months ended December 31, 2003 was an increase in net income of $0.3 million and $1.3 million, respectively. The net impact of the restatement on net income for the three and six months ended December 31, 2002 was a decrease in net income of $5.2 million and $7.3 million, respectively.

This Form 10-Q/A amends and restates Items 1, 2 and 4 of Part I and Items 5 and 6 of Part II. All other information contained herein was included in the original Form 10-Q, which was filed with the Securities and Exchange Commission ("the SEC") on January 29, 2004, and has not been amended or updated hereby. The foregoing items have been amended to reflect the restatement and have not been updated to reflect other events occurring after the filing of the original Form 10-Q, or to modify or update those disclosures affected by subsequent events, except for those disclosures provided in Note 11. Such matters have been addressed in the Company's Form 10-Q for the quarter ended March 31, 2004 (the "March 2004 Form 10-Q") and will continue to be addressed in any reports filed with the SEC subsequent to the date of this filing. All referenced amounts in this Form 10-Q/A for prior periods and prior period comparisons reflect the balances and amounts on a restated basis.

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

                                     PART I

                          ITEM 1. FINANCIAL STATEMENTS

                     THE BISYS GROUP, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (AS RESTATED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                         Three Months Ended         Six Months Ended
                                             December 31,              December 31,
                                         2003         2002         2003         2002
                                       ---------    ---------    ---------    ---------
Revenues                               $ 261,381    $ 224,736    $ 497,815    $ 448,153
                                       ---------    ---------    ---------    ---------
Operating costs and expenses:
   Service and operating                 166,314      135,095      316,233      270,117
   Selling, general and
   administrative                         49,397       42,593       95,526       87,179
   Amortization of intangible assets       6,693        4,393       12,499        8,665
   Restructuring, impairment and
    other charges                          2,151            -       14,775       12,079
                                       ---------    ---------    ---------    ---------
Total operating costs and expenses       224,555      182,081      439,033      378,040
                                       ---------    ---------    ---------    ---------

Operating earnings                        36,826       42,655       58,782       70,113
Interest income                              282          535          607          908
Interest expense                          (4,735)      (4,568)      (9,399)      (8,953)
                                       ---------    ---------    ---------    ---------
Income before income taxes                32,373       38,622       49,990       62,068
Income taxes                              12,059       15,084       23,833       23,852
                                       ---------    ---------    ---------    ---------
Net income                             $  20,314    $  23,538    $  26,157    $  38,216
                                       =========    =========    =========    =========

Basic earnings per share               $    0.17    $    0.20    $    0.22    $    0.32
                                       =========    =========    =========    =========

Diluted earnings per share             $    0.17    $    0.19    $    0.22    $    0.31
                                       =========    =========    =========    =========

    The accompanying notes are an integral part of the condensed consolidated financial statements.

                     THE BISYS GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (AS RESTATED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                             December 31,     June 30,
                                                                 2003           2003
                                                             ------------   -----------
ASSETS

Current assets:
   Cash and cash equivalents                                 $    85,054    $    79,558
   Restricted cash                                                56,324         26,603
   Accounts receivable, net                                       95,055         96,237
   Insurance premiums and commissions receivable                 109,025         87,535
   Deferred tax asset                                             11,123         45,202
   Other current assets                                           44,791         34,806
                                                             -----------    -----------
     Total current assets                                        401,372        369,941
   Property and equipment, net                                   110,391        107,152
   Goodwill                                                      796,672        731,174
   Intangible assets, net                                        222,879        206,036
   Other assets                                                   34,875         43,839
                                                             -----------    -----------
     Total assets                                            $ 1,566,189    $ 1,458,142
                                                             ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Short-term borrowings                                     $   200,000    $   172,000
   Accounts payable                                               21,422         21,518
   Insurance premiums and commissions payable                    132,306         81,840
   Other current liabilities                                     113,583        128,645
                                                             -----------    -----------
     Total current liabilities                                   467,311        404,003
   Long-term debt                                                300,000        300,000
   Deferred tax liability                                         55,344         34,184
   Other liabilities                                               4,492          4,026
                                                             -----------    -----------
     Total liabilities                                           827,147        742,213
                                                             -----------    -----------

Stockholders' equity:
   Common stock, $0.02 par value, 320,000,000 shares
   authorized, 120,790,185 and 120,274,571 shares issued           2,416          2,405
   Additional paid-in capital                                    388,285        378,986
   Retained earnings                                             369,261        348,401
   Notes receivable from stockholders                            (10,776)       (10,776)
   Employee benefit trust, 350,209 and 344,207 shares             (5,632)        (5,676)
   Deferred compensation                                           5,418          5,752
   Unearned compensation - restricted stock                       (7,006)             -
   Accumulated other comprehensive income (loss)                   3,414           (340)
   Treasury stock at cost, 432,158 and 141,118 shares             (6,338)        (2,823)
                                                             -----------    -----------
     Total stockholders' equity                                  739,042        715,929
                                                             -----------    -----------
     Total liabilities and stockholders' equity              $ 1,566,189    $ 1,458,142
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

                     THE BISYS GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (AS RESTATED)
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                  Six Months Ended
                                                                     December 31,
                                                               ----------------------
                                                                  2003         2002
                                                               ---------    ---------
Cash flows from operating activities:
Net income                                                     $  26,157    $  38,216
Adjustments to reconcile net income to net cash provided
  by operating activities:
   Restructuring, impairment and other charges                    14,775       12,079
   Depreciation and amortization                                  29,251       23,581
   Deferred income tax provision                                   7,968       (1,181)
   Change in operating assets and liabilities, net of
     effects from acquisitions                                     7,056      (10,473)
                                                               ---------    ---------
Net cash provided by operating activities                         85,207       62,222
                                                               ---------    ---------

Cash flows from investing activities:
   Acquisitions of businesses, net of cash acquired              (44,560)     (46,286)
   Purchase of intangible assets                                       -       (7,715)
   Capital expenditures                                          (16,802)     (25,178)
   Change in other investments                                     1,348       (1,516)
                                                               ---------    ---------
Net cash used in investing activities                            (60,014)     (80,695)
                                                               ---------    ---------

Cash flows from financing activities:
   Proceeds from short-term borrowings                           113,000      149,000
   Repayment of short-term borrowings                            (85,000)     (99,000)
   Proceeds from exercise of stock options                         5,547        4,334
   Repurchases of common stock                                   (53,244)     (33,410)
   Other                                                               -         (242)
                                                               ---------    ---------
Net cash (used in) provided by financing activities              (19,697)      20,682
                                                               ---------    ---------

Net increase in cash and cash equivalents                          5,496        2,209

Cash and cash equivalents at beginning of period                  79,558       78,371
                                                               ---------    ---------

Cash and cash equivalents at end of period                     $  85,054    $  80,580
                                                               =========    =========

    The accompanying notes are an integral part of the condensed consolidated financial statements.

                     THE BISYS GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Throughout these Notes to Condensed Consolidated Financial Statements, all referenced amounts and comparisons reflect the balances and amounts on a restated basis. For information on the restatement, see Note 10, Restatements, to these financial statements.

1.    BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      THE COMPANY

      The BISYS Group, Inc. and subsidiaries (the "Company") is a leading provider of business process outsourcing solutions for the financial services sector.

      BASIS OF PRESENTATION

      The condensed consolidated financial statements include the accounts of The BISYS Group, Inc. and its subsidiaries and have been prepared consistent with the accounting policies reflected in the 2003 Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission concurrently herewith and should be read in conjunction therewith. The condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary to fairly state this information.

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

      STOCK-BASED COMPENSATION

      The Company accounts for its stock option, restricted stock and stock purchase plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, compensation expense has been recorded for restricted stock awards, and no expense has been recorded for the Company's other stock-based plans. The following table presents the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation," (in thousands, except per share data):

                                                         As Restated
                                         -----------------------------------------------
                                          Three Months Ended        Six Months Ended
                                              December 31,            December 31
                                         -------------------    ------------------------
                                            2003      2002         2003          2002
                                         --------   --------    ----------    ----------
Net income, as reported                  $ 20,314   $ 23,538    $   26,157    $   38,216

Add: Stock-based employee compensation
   expense included in reported net
   income, net of related tax effects         298          -           463             -

Deduct: Total stock-based employee
   compensation expense determined
   under fair value based method, net
   of related tax effects                  (4,000)    (4,405)       (8,096)       (9,167)
                                         --------   --------    ----------    ----------

Pro forma net income                     $ 16,612   $ 19,133    $   18,524    $   29,049
                                         ========   ========    ==========    ==========

Earnings per share:
   Basic, as reported                    $   0.17   $   0.20    $     0.22    $     0.32
                                         ========   ========    ==========    ==========
   Basic, pro forma                      $   0.14   $   0.16    $     0.15    $     0.24
                                         ========   ========    ==========    ==========

   Diluted, as reported                  $   0.17   $   0.19    $     0.22    $     0.31
                                         ========   ========    ==========    ==========
   Diluted, pro forma                    $   0.14   $   0.16    $     0.15    $     0.24
                                         ========   ========    ==========    ==========

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

3.    COMPREHENSIVE INCOME

      The components of comprehensive income are as follows (in thousands):

                                                                      As Restated
                                                     ----------------------------------------------
                                                      Three Months Ended         Six Months Ended
                                                          December 31,              December 31,
                                                     --------------------      --------------------
                                                      2003         2002         2003         2002
                                                     -------      -------      -------      -------
Net income                                           $20,314      $23,538      $26,157      $38,216
Unrealized gain on investments, net of deferred
  taxes                                                3,126            -        3,138            -
Foreign currency translation adjustment                  360          126          617          195
                                                     -------      -------      -------      -------
  Total comprehensive income                         $23,800      $23,664      $29,912      $38,411
                                                     =======      =======      =======      =======


4.    EARNINGS PER SHARE

      Basic and diluted EPS computations for the three and six months ended December 31, 2003 and 2002 are as follows (in thousands, except per share amounts):

                                                                 As Restated
                                             --------------------------------------------------
                                              Three Months Ended           Six Months Ended
                                                  December 31,                December 31,
                                             ----------------------      ----------------------
                                               2003          2002          2003          2002
                                             --------      --------      --------      --------
Basic EPS

Net income                                   $ 20,314      $ 23,538      $ 26,157      $ 38,216
                                             ========      ========      ========      ========

Weighted average common shares outstanding    119,350       119,273       119,578       119,393
                                             ========      ========      ========      ========

Basic earnings per share                     $   0.17      $   0.20      $   0.22      $   0.32
                                             ========      ========      ========      ========

Diluted EPS

Net income                                   $ 20,314      $ 23,538      $ 26,157      $ 38,216
                                             ========      ========      ========      ========

Weighted average common shares outstanding    119,350       119,273       119,578       119,393

Assumed conversion of common shares
 issuable under stock-based compensation
 plans                                            741         1,694         1,152         2,493
                                             --------      --------      --------      --------

Weighted average common and common
 equivalent shares outstanding                120,091       120,967       120,730       121,886
                                             ========      ========      ========      ========

Diluted earnings per share                   $   0.17      $   0.19      $   0.22      $   0.31
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

      Certain stock options were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of common shares during the period, as follows (in thousands, except per share amounts):

                                                Three Months Ended                     Six Months Ended
                                                   December 31,                          December 31,
                                       -----------------------------------    ----------------------------------
                                             2003               2002                2003              2002
                                       ----------------   ----------------    ----------------  ----------------
Number of options excluded                  10,365             6,306               8,922              5,910

Option price per share                 $14.21 to $35.30   $18.02 to $35.30    $16.22 to $35.30  $21.25 to $35.30

Average market price of common shares
  for the period                            $14.21            $17.61              $16.02             $21.03

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

      A summary of these items follows (in thousands):

                                  Three Months Ended          Six Months Ended
                                   December 31, 2003          December 31, 2003
                                  ------------------          -----------------
Restructuring charges                 $    1,950                  $   7,413
Impairment charges                             -                      4,515
Litigation charges                           201                      2,847
                                      ----------                  ---------
  Total pre-tax charges               $    2,151                  $  14,775
                                      ==========                  =========

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

      The following summarizes activity with respect to the Company's restructuring activities for the six months ended December 31, 2003 (in thousands):

Expense provision
   Employee severance                       $6,140
   Facility closure                          1,273
                                            ------
                                             7,413
                                            ------

Cash payments and other                      3,186
                                            ------

Remaining accrual at December 31, 2003
Employee severance                           3,275
Facility closure                               952
                                            ------
                                            $4,227
                                            ======

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

6.    INTANGIBLE ASSETS AND GOODWILL

      INTANGIBLE ASSETS

      At December 31, 2003, acquired intangible assets were comprised of the following (in thousands):

                          Gross Carrying    Accumulated       Net Book
                              Amount       Amortization        Value
                          --------------   ------------       --------
Customer related             $216,231        $(41,159)        $175,072
Noncompete agreements          45,846         (14,053)          31,793
Other                          23,195          (7,181)          16,014
                             --------        --------         --------
  Total                      $285,272        $(62,393)        $222,879
                             ========        ========         ========

      At June 30, 2003, acquired intangible assets were comprised of the following (in thousands):

                          Gross Carrying    Accumulated       Net Book
                              Amount       Amortization        Value
                          --------------   ------------       --------
Customer related             $190,917        $(32,618)        $158,299
Noncompete agreements          42,451         (11,629)          30,822
Other                          23,070          (6,155)          16,915
                             --------        --------         --------
  Total                      $256,438        $(50,402)        $206,036
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

      GOODWILL

      The changes in the carrying amount of goodwill by business segment for the six months ended December 31, 2003 are as follows (in thousands):

                                     Investment       Insurance and       Information
                                      Services      Education Services     Services      Total
                                     ----------     ------------------    -----------   --------
Balance, July 1, 2003, as restated    $311,366           $384,418           $35,390     $731,174

Additions                                    -             64,188                 -       64,188

Adjustments to previous acquisitions         -              1,310                 -        1,310
                                      --------           --------           -------     --------

Balance, December 31, 2003, as
  restated                            $311,366           $449,916           $35,390     $796,672
                                      ========           ========           =======     ========

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

                                                            As Restated
                                                           (in thousands)
                                           Three Months Ended             Six Months Ended
                                               December 31,                  December 31,
                                        ------------------------      ------------------------
                                          2003           2002           2003            2002
                                        ---------      ---------      ---------      ---------
Revenue:
Investment Services                     $ 138,211      $ 121,853      $ 266,382      $ 242,797
Insurance and Education Services           66,488         50,454        122,666        102,226
Information Services                       56,682         52,429        108,767        103,130
                                        ---------      ---------      ---------      ---------
   Total revenue                        $ 261,381      $ 224,736      $ 497,815      $ 448,153
                                        =========      =========      =========      =========

Operating income (loss):
Investment Services                     $  16,457      $  17,872      $  32,870      $  33,956
Insurance and Education Services           13,841         16,393         24,301         32,662
Information Services                       14,839         13,825         27,726         26,230
Corporate                                  (6,160)        (5,435)       (11,340)       (10,656)
                                        ---------      ---------      ---------      ---------
   Total operating income               $  38,977      $  42,655      $  73,557      $  82,192
                                        =========      =========      =========      =========

Restructuring, impairment and other
 charges:
Investment Services                     $     968      $       -      $   6,406      $   5,430
Insurance and Education Services              755              -          6,931          2,866
Information Services                          353              -            498          1,494
Corporate                                      75              -            940          2,289
                                        ---------      ---------      ---------      ---------
   Total restructuring, impairment
     and other charges                  $   2,151      $       -      $  14,775      $  12,079
                                        =========      =========      =========      =========

                                        =========      =========      =========      =========
   Total consolidated operating
     earnings                           $  36,826      $  42,655      $  58,782      $  70,113
                                        =========      =========      =========      =========

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

Estimated fair value of assets acquired     $ 141,246
Liabilities assumed                           (52,746)
Common stock issued                           (38,823)
                                            ---------
    Net cash paid                           $  49,677
                                            =========

      The following unaudited pro forma consolidated results of operations has been prepared as if the acquisition of USAIG had occurred at the beginning of each period (in thousands, except per share data):

                                                 As Restated
                               -----------------------------------------------
                                 Three Months Ended        Six Months Ended
                                    December 31,              December 31,
                               ---------------------     ---------------------
                                 2003         2002         2003         2002
                               --------     --------     --------     --------
Revenues                       $263,990     $232,647     $508,161     $463,330
Net income                     $ 20,368     $ 24,068     $ 27,538     $ 36,797
Diluted earnings per share     $   0.17     $   0.19     $   0.22     $   0.32

      The operations of USAIG are included in the consolidated financial statements since the date of acquisition.

10.   RESTATEMENTS

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

                               THREE MONTHS     THREE MONTHS                  YEARS ENDED JUNE 30,
                                   ENDED            ENDED        ---------------------------------------------
                               SEPTEMBER 30,     DECEMBER 31,
                                  2003               2003          2003        2002        2001       PRE-2001       TOTAL
                               -------------    -------------   ---------   ---------    --------     --------     ---------
Net income, as reported         $    4,811       $  20,046      $ 111,823   $ 115,861    $ 85,120
                                ----------       ---------      ---------   ---------    --------
Pretax adjustments:
  Commissions receivable             1,744             526        (11,738)    (36,060)    (23,880)    $ (10,567)   $ (79,975)
  Goodwill and deferred taxes            -               -         (7,348)     (6,486)     (7,214)            -      (21,048)
  Commissions payable                  (99)            (99)        (1,221)     (1,221)          -             -       (2,640)
                                ----------       ---------      ---------   ---------    --------     ---------    ---------
Total pretax adjustments             1,645             427        (20,307)    (43,767)    (31,094)      (10,567)    (103,663)

Tax effect of restatement
  adjustment                           613             159         (6,727)    (16,604)    (13,044)         (228)     (35,831)
                                ----------       ---------      ---------   ---------    --------     ---------    ---------

Total net adjustments                1,032             268        (13,580)    (27,163)    (18,050)    $ (10,339)   $ (67,832)
                                ----------       ---------      ---------   ---------    --------     =========    =========

Net income, as restated         $    5,843       $  20,314      $  98,243   $  88,698    $ 67,070
                                ==========       =========      =========   =========    ========
Basic earnings per share,
  as reported                   $     0.04       $    0.17      $    0.93   $    0.98    $   0.74
Effect of net adjustments             0.01               -          (0.11)      (0.23)      (0.16)
                                ----------       ---------      ---------   ---------    --------
Basic earnings per share,
  as restated                   $     0.05       $    0.17      $    0.82   $    0.75    $   0.58
                                ==========       =========      =========   =========    ========

Diluted earnings per share,
  as reported                   $     0.04       $    0.17      $    0.92   $    0.94    $   0.71
Effect of net adjustments             0.01               -          (0.11)      (0.22)      (0.15)
                                ----------       ---------      ---------   ---------    --------
Diluted earnings per share,
  as restated                   $     0.05       $    0.17      $    0.81   $    0.72    $   0.56
                                ==========       =========      =========   =========    ========

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

      Concurrent with the filing of this report on Form 10-Q/A for the period ended December 31, 2003, the Company is filing revised financial statements reflecting the impact of the restatement on the fiscal years ended June 30, 2003, 2002 and 2001 on Form 10-K/A for the fiscal year ended June 30, 2003, as well as revised financial statements reflecting the impact of the restatement on the quarter ended September 30, 2003 on Form 10-Q/A. The restatement also affects periods prior to the fiscal year ended June 30, 2001. The net impact of the restatement on such prior periods has been reflected as a reduction to beginning stockholders' equity as of July 1, 2000 in the amount of $10.3 million.

      In connection with the process, the Company restated its financial statements for the three and six months ended December 31, 2003 and 2002. The impact of the restatement on net income for the three and six months ended December 31, 2003 was an increase in net income of $0.3 million and $1.3 million, respectively.

      The impact of the restatement on net income for the three and six months ended December 31, 2002 was a decrease in net income of $5.2 million and $7.3 million, respectively.

      The following table sets forth the effects of the restatement adjustments discussed above on the Condensed Consolidated Statement of Income for the three months ended December 31, 2003 and 2002 (in thousands, except per share data):

                                             Three Months Ended           Three Months Ended
                                              December 31, 2003            December 31, 2002
                                        --------------------------    --------------------------
                                        As Reported    As Restated    As Reported    As Restated
                                        -----------    -----------    -----------    -----------
Revenues                                 $ 263,331      $ 261,381      $ 233,112      $ 224,736
                                         ---------      ---------      ---------      ---------
Operating costs and expenses:
   Service and operating                   168,691        166,314        136,126        135,095
   Selling, general and
   administrative                           49,397         49,397         42,593         42,593
   Amortization of intangible assets         6,693          6,693          4,393          4,393
   Restructuring, impairment and
   other charges                             2,151          2,151              -              -
                                         ---------      ---------      ---------      ---------
Total operating costs and expenses         226,932        224,555        183,112        182,081
                                         ---------      ---------      ---------      ---------

Operating earnings                          36,399         36,826         50,000         42,655
Interest income                                282            282            535            535
Interest expense                            (4,735)        (4,735)        (4,568)        (4,568)
                                         ---------      ---------      ---------      ---------
Income before income taxes                  31,946         32,373         45,967         38,622
Income taxes                                11,900         12,059         17,238         15,084
                                         ---------      ---------      ---------      ---------
Net income                               $  20,046      $  20,314      $  28,729      $  23,538
                                         =========      =========      =========      =========

Basic earnings per share                 $    0.17      $    0.17      $    0.24      $    0.20
                                         =========      =========      =========      =========

Diluted earnings per share               $    0.17      $    0.17      $    0.24      $    0.19
                                         =========      =========      =========      =========

      The following table sets forth the effects of the restatement adjustment discussed above on the Condensed Consolidated Statement of Income for the six months ended December 31, 2003 and 2002 (in thousands, except per share data, except per share data):

                                             Six Months Ended              Six Months Ended
                                             December 31, 2003             December 31, 2002
                                        --------------------------    --------------------------
                                        As Reported    As Restated    As Reported    As Restated
                                        -----------    -----------    -----------    -----------
Revenues                                 $ 500,713      $ 497,815      $ 460,456      $ 448,153
                                         ---------      ---------      ---------      ---------

Operating costs and expenses:
   Service and operating                   321,203        316,233        271,675        270,117
   Selling, general and
   administrative                           95,526         95,526         87,179         87,179
   Amortization of intangible assets        12,499         12,499          8,665          8,665
   Restructuring, impairment and
   other charges                            14,775         14,775         12,079         12,079
                                         ---------      ---------      ---------      ---------
Total operating costs and expenses         444,003        439,033        379,598        378,040
                                         ---------      ---------      ---------      ---------

Operating earnings                          56,710         58,782         80,858         70,113
Interest income                                607            607            908            908
Interest expense                            (9,399)        (9,399)        (8,953)        (8,953)
                                         ---------      ---------      ---------      ---------
Income before income taxes                  47,918         49,990         72,813         62,068
Income taxes                                23,061         23,833         27,305         23,852
                                         ---------      ---------      ---------      ---------
Net income                               $  24,857      $  26,157      $  45,508      $  38,216
                                         =========      =========      =========      =========

Basic earnings per share                 $    0.21      $    0.22      $    0.38      $    0.32
                                         =========      =========      =========      =========

Diluted earnings per share               $    0.21      $    0.22      $    0.37      $    0.31
                                         =========      =========      =========      =========

      The following table sets forth the effects of the restatement adjustments discussed above on the Condensed Consolidated Balance Sheet at December 31 and June 30, 2003 (in thousands, except share data):

                                                        December 31, 2003                  June 30, 2003
                                                  ----------------------------      ----------------------------
                                                  As Reported      As Restated      As Reported      As Restated
                                                  -----------      -----------      -----------      -----------
ASSETS

Current assets:
  Cash and cash equivalents                       $    85,054      $    85,054      $    79,558      $    79,558
  Restricted cash                                      56,324           56,324           26,603           26,603
  Accounts receivable, net                             95,055           95,055           96,237           96,237
  Insurance premiums and commissions receivable       189,000          109,025          169,780           87,535
  Deferred tax asset                                   10,701           11,123           13,655           45,202
  Other current assets                                 44,791           44,791           34,806           34,806
                                                  -----------      -----------      -----------      -----------
     Total current assets                             480,925          401,372          420,639          369,941
  Property and equipment, net                         110,391          110,391          107,152          107,152
  Goodwill                                            814,725          796,672          749,227          731,174
  Intangible assets, net                              222,879          222,879          206,036          206,036
  Other assets                                         34,875           34,875           43,839           43,839
                                                  -----------      -----------      -----------      -----------
     Total assets                                 $ 1,663,795      $ 1,566,189      $ 1,526,893      $ 1,458,142
                                                  ===========      ===========      ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Short-term borrowings                           $   200,000      $   200,000      $   172,000      $   172,000
  Accounts payable                                     21,422           21,422           21,518           21,518
  Insurance premiums and commissions payable          129,666          132,306           79,398           81,840
  Other current liabilities                           142,934          113,583          127,643          128,645
                                                  -----------      -----------      -----------      -----------
     Total current liabilities                        494,022          467,311          400,559          404,003
  Long-term debt                                      300,000          300,000          300,000          300,000
  Deferred tax liability                               58,407           55,344           37,247           34,184
  Other liabilities                                     4,492            4,492            4,026            4,026
                                                  -----------      -----------      -----------      -----------
     Total liabilities                                856,921          827,147          741,832          742,213
                                                  -----------      -----------      -----------      -----------

Stockholders' equity:
  Common stock, $0.02 par value, 320,000,000
   shares authorized, 120,790,185 and
   120,274,571 shares issued                            2,416            2,416            2,405            2,405
  Additional paid-in capital                          388,285          388,285          378,986          378,986
  Retained earnings                                   437,093          369,261          417,533          348,401
  Notes receivable from stockholders                  (10,776)         (10,776)         (10,776)         (10,776)
  Employee benefit trust, 350,209 and
   344,207 shares                                      (5,632)          (5,632)          (5,676)          (5,676)
  Deferred compensation                                 5,418            5,418            5,752            5,752
  Unearned compensation - restricted stock             (7,006)          (7,006)               -                -
  Accumulated other comprehensive income
   (loss)                                               3,414            3,414             (340)            (340)
  Treasury stock at cost, 432,158 and
   141,118 shares                                      (6,338)          (6,338)          (2,823)          (2,823)
                                                  -----------      -----------      -----------      -----------
     Total stockholders' equity                       806,874          739,042          785,061          715,929
                                                  -----------      -----------      -----------      -----------
     Total liabilities and stockholders'
      equity                                      $ 1,663,795      $ 1,566,189      $ 1,526,893      $ 1,458,142
                                                  ===========      ===========      ===========      ===========

11.   SUBSEQUENT EVENTS

      On May 17, 2004, the Company announced that it would restate its financial results for the fiscal years ended June 30, 2003, 2002, and 2001 and for the quarters ended December 31 and September 30, 2003 as described in Note
      10. The Audit Committee of the Company's Board of Directors conducted an independent investigation into the events and circumstances that resulted in the restatement and retained independent counsel to assist in such investigation.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The condensed consolidated financial statements as of December 31, 2003 and for the three and six month periods ended December 31, 2003, included in this Quarterly Report on Form 10-Q/A, have been restated as discussed in Note 10 to the condensed consolidated financial statements. For purposes of this Form 10-Q/A, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, each item of the Form 10-Q for the quarter ended December 31, 2003 as originally filed on January 29, 2004 that was affected by the restatement has been amended to the extent affected and restated in its entirety. The disclosure contained in the Original Form 10-Q has not been modified or updated except for updates made to Part I, Items 1, 2 and 4 and Part II, Items 5 and 6.

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

The Company provides outsourcing solutions to and through financial organizations. The following table presents the percentage of revenues represented by each item in the Company's condensed consolidated statements of income for the periods indicated:

                                                                       As Restated
                                                      ---------------------------------------------
                                                      Three Months Ended         Six Months Ended
                                                          December 31,             December 31,
                                                      -------------------       -------------------
                                                       2003         2002         2003         2002
                                                      ------       ------       ------       ------
Revenues                                              100.0%       100.0%       100.0%       100.0%
                                                      -----        -----        -----        -----
Operating costs and expenses:
   Service and operating                               63.6         60.1         63.5         60.3
   Selling, general and administrative                 18.9         18.9         19.2         19.5
   Amortization of intangible assets                    2.6          2.0          2.5          1.9
   Restructuring, impairment and other charges          0.8            -          3.0          2.7
                                                      -----        -----        -----        -----
Total operating costs and expenses                     85.9         81.0         88.2         84.4
                                                      -----        -----        -----        -----
Operating earnings                                     14.1         19.0         11.8         15.6
Interest income                                         0.1          0.2          0.1          0.2
Interest expense                                       (1.8)        (2.0)        (1.9)        (2.0)
                                                      -----        -----        -----        -----
Income before income taxes                             12.4         17.2         10.0         13.8
Income taxes                                            4.6          6.7          4.8          5.3
                                                      -----        -----        -----        -----
Net income                                              7.8%        10.5%         5.2%         8.5%
                                                      =====        =====        =====        =====

COMPARISON OF THE THREE MONTHS ENDED DECEMBER 31, 2003 WITH THE THREE MONTHS ENDED DECEMBER 31, 2002.

      Revenues increased 16.3% from $224.7 million for the three months ended December 31, 2002 to $261.4 million for the three months ended December 31, 2003. This growth was derived from acquired businesses during the past twelve months, sales to new clients, existing client growth, and cross sales to existing clients. Internal revenue growth increased approximately 8% for the three months ended December 31, 2003 over the same period last year.

      Service and operating expenses increased 23.1% from $135.1 million for the three months ended December 31, 2002 to $166.3 million for the three months ended December 31, 2003 and increased as a percentage of revenues from 60.1% to 63.6%. The dollar and percentage increase resulted from additional costs associated with greater revenues, a higher cost base in certain areas of the Life Insurance Services division, lower margins in the 401(k) administration business, and changes in the mix of the Company's business.

      Selling, general and administrative expenses increased 16.0% from $42.6 million during the three months ended December 31, 2002 to $49.4 million for the three months ended December 31, 2003. The dollar increase resulted from additional costs associated with greater revenues.

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

      The income tax provision of $12.1 million for the three months ended December 31, 2003 decreased from $15.1 million for the three months ended December 31, 2002, due to lower taxable income. The provision represents an effective tax rate, excluding the impact of restructuring, impairment and other charges, of 37.25% and 39.06% for the periods ended December 31, 2003 and 2002, respectively. The decrease in the effective tax rate is primarily due to the mix of business in foreign tax jurisdictions.

      Operating earnings, before amortization of intangibles and restructuring, impairment and other charges, resulted in margins of 17.5% and 20.9% for the three months ended December 31, 2003 and 2002, respectively. The margin decrease was primarily due to a significant margin decline in the Insurance and Education Services segment as a result of a decline in internal revenue and a higher cost base in certain areas of the Life Insurance Services division.

COMPARISON OF THE SIX MONTHS ENDED DECEMBER 31, 2003 WITH THE SIX MONTHS ENDED DECEMBER 31, 2002.

      Revenues increased 11.1% from $448.2 million for the six months ended December 31, 2002 to $497.8 million for the six months ended December 31, 2003. This growth was derived largely from acquired businesses during the past twelve months. Internal revenue growth increased approximately 4% for the six months ended December 31, 2003 over the same period last year. The rate of internal growth was negatively impacted by a decline in internal revenue in the Life Insurance and Education Services divisions.

      Service and operating expenses increased 17.1% from $270.1 million for the six months ended December 31, 2002 to $316.2 million for the six months ended December 31, 2003 and increased as a percentage of revenues from 60.3% to 63.5%. The dollar and percentage increase resulted from additional costs associated with greater revenues, a higher cost base in certain areas of the Life Insurance Services division and changes in the mix of the Company's business.

      Selling, general and administrative expenses increased 9.6% from $87.2 million during the six months ended December 31, 2002 to $95.5 million for the six months ended December 31, 2003 and decreased as a percentage of revenues from 19.5% to 19.2%. The dollar increase resulted from additional costs associated with greater revenues. The decrease as a percentage of revenues resulted from further utilization of existing general and administrative support resources.

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

      The income tax provision of $23.8 million for the six months ended December 31, 2003 decreased from $23.9 million for the six months ended December 31, 2002. The tax provision for the six months ended December 31, 2003 also includes recognition of an additional tax valuation allowance of $5.2 million for deferred tax assets associated with tax loss carryforwards from the European mutual fund services operations that are not expected to be realized. The provision represents an effective tax rate, excluding the impact of restructuring, impairment and other charges, of 37.25% and 38.28% for the six months ended December 31, 2003 and 2002, respectively. The decrease in the effective tax rate is primarily due to the mix of business in foreign tax jurisdictions.

      Operating earnings, before amortization of intangibles and restructuring, impairment and other charges, resulted in margins of 17.3% and 20.3% for the six months ended December 31, 2003 and 2002, respectively. The margin decrease was primarily due to a significant margin decline in the Insurance and Education Services segment as a result of a decline in internal revenue and a higher cost base in certain areas of the Life Insurance Services division.

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

      A summary of these items follows (in thousands):

                                    Three Months Ended          Six Months Ended
                                     December 31, 2003         December 31, 2003
                                    ------------------         -----------------
Restructuring charges                      $1,950                    $ 7,413
Impairment charges                              -                      4,515
Litigation charges                            201                      2,847
                                           ------                    -------
  Total pre-tax charges                    $2,151                    $14,775
                                           ======                    =======

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

      The following summarizes activity with respect to the Company's restructuring activities for the six months ended December 31, 2003 (in thousands):

Expense provision
   Employee severance                         $6,140
   Facility closure                            1,273
                                              ------
                                               7,413
                                              ------

Cash payments and other                        3,186
                                              ------

Remaining accrual at December 31, 2003
Employee severance                             3,275
Facility closure                                 952
                                              ------
                                              $4,227
                                              ======

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

LIQUIDITY AND CAPITAL RESOURCES

      At December 31, 2003, the Company had cash and cash equivalents of $85.1 million and negative working capital of $65.9 million. At December 31, 2003, the Company had outstanding borrowings of $200 million against its $300 million revolving credit facility. The credit facility bears interest at LIBOR plus a margin of 0.65%, resulting in a weighted average interest rate of 1.8% on all outstanding borrowings under the facility at December 31, 2003. The facility is used to support the Company's working capital requirements and fund the Company's future acquisitions. On March 31, 2004, the Company entered into a new senior unsecured credit facility. The $400 million facility contains a $300 million revolving line of credit and a $100 million term loan. The new facility expires March 31, 2008 and replaces the $300 million facility which was due to expire on June 30, 2004.

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

      At December 31, 2003, the Company had $3.1 million outstanding in letters of credit and $300 million of outstanding 4% convertible subordinated notes due March 2006. The Company's debt ratio (total debt/total debt plus equity) is 0.40 at December 31, 2003, and the Company's maximum debt ratio may not exceed .50 under the terms of the revolving credit facility, as amended. At December 31, 2003, the Company is in compliance with all financial covenants required by the credit facility.

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

SEGMENT INFORMATION

      The following table sets forth revenue and operating income by business segment and for corporate operations for the three and six months ended December 31, 2003 and 2002 as originally reported in the Form 10-Q and as restated for the effects of the restatement adjustments. Restructuring, impairment and other charges are excluded from the operating results of the segment as management does not consider such charges in its assessment of segment performance, or in allocating resources among segments (see Note 7).

                                                              As Reported
                                                            (in thousands)
                                           Three Months Ended               Six Months Ended
                                               December 31,                    December 31,
                                        -------------------------      --------------------------
                                           2003           2002            2003            2002
                                        ----------     ----------      ----------      ----------
Revenue:
   Investment Services                  $  138,211     $  121,853      $  266,382      $  242,797
   Insurance and Education Services         68,438         58,830         125,564         114,529
   Information Services                     56,682         52,429         108,767         103,130
                                        ----------     ----------      -----------     ----------
     Total revenue                      $  263,331     $  233,112      $  500,713      $  460,456
                                        ==========     ==========      ===========     ==========

Operating income (loss):
   Investment Services                  $   16,457     $   17,872      $   32,870      $   33,956
   Insurance and Education Services         13,414         23,738          22,229          43,407
   Information Services                     14,839         13,825          27,726          26,230
   Corporate                                (6,160)        (5,435)        (11,340)        (10,656)
                                        ----------     ----------      -----------     ----------
     Total operating income             $   38,550     $   50,000      $   71,485      $   92,937
                                        ==========     ==========      ===========     ==========

                                                              As Restated
                                                            (in thousands)
                                           Three Months Ended               Six Months Ended
                                              December 31,                    December 31,
                                        -------------------------      --------------------------
                                           2003           2002            2003            2002
                                        ----------     ----------      -----------     ----------
Revenue:
   Investment Services                  $  138,211     $  121,853      $  266,382      $  242,797
   Insurance and Education Services         66,488         50,454         122,666         102,226
   Information Services                     56,682         52,429         108,767         103,130
                                        ----------     ----------      -----------     ----------
     Total revenue                      $  261,381     $  224,736      $  497,815      $  448,153
                                        ==========     ==========      ===========     ==========

Operating income (loss):
   Investment Services                  $   16,457     $   17,872      $   32,870      $   33,956
   Insurance and Education Services         13,841         16,393          24,301          32,662
   Information Services                     14,839         13,825          27,726          26,230
   Corporate                                (6,160)        (5,435)        (11,340)        (10,656)
                                        ----------     ----------      -----------     ----------
     Total operating income             $   38,977     $   42,655      $   73,557      $   82,192
                                        ==========     ==========      ===========     ==========

      Internal revenue growth (excluding acquisitions), as restated, for Investment Services, Insurance and Education Services, and Information Services approximated 13%, (4)%, and 8%, respectively, during the three months ended December 31, 2003 over the same period last year. A substantial portion of the Company's revenues are recurring in nature and are derived from long-term customer contracts with terms that generally average from three to five years. The Company expects to achieve an overall annual internal growth rate of 3% to 5% in fiscal 2004.

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

      See Note 10, Restatements, which describes the adjustments for correction of errors impacting the Life Insurance Services division. The ensuing discussion of the results of the Insurance and Education Services segment is after the effects of the restatement adjustments. The Company has taken steps to improve the internal controls at the Life Insurance Services division as more fully described in Item 4 of Part I, Controls and Procedures. Revenue in the Insurance and Education Services business segment increased $16.0 million, or 31.8%, during the three months ended December 31, 2003, over the same period last year. The revenue increase was primarily due to acquisitions offset by a decline in internal revenue of 4%. The decrease in internal revenue was primarily due to company- and industry-wide declines in sales of term life and fixed annuity insurance products and lower sales productivity. Operating income in the Insurance and Education Services business segment decreased $2.6 million, or 15.6%, during the fiscal second quarter. Operating margins were 20.8% and 32.5% for the three months ended December 31, 2003 and 2002, respectively. Margins decreased in the fiscal second quarter primarily due to a decline in internal revenue and a higher cost base in certain areas of the life insurance division.

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

      This Item 2 has not been updated to reflect any events or developments occurring subsequent to the January 29, 2004 filing of the original Form 10-Q.

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

      This Item 4 has not been updated to reflect any events or developments occurring subsequent to the January 29, 2004 filing of the original Form 10-Q.

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

                                         THE BISYS GROUP, INC.

Date: August 9, 2004                     By: /s/ James L. Fox
                                             -----------------------------------

                                             James L. Fox
                                             Executive Vice President and Chief
                                             Financial Officer
                                             (Duly Authorized Officer)

                              THE BISYS GROUP, INC.
                                  EXHIBIT INDEX

Exhibit No.                                                                                       Page
   (31.1)   Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer..................    30

   (31.2)   Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer..................    31

   (32)     Section 1350 Certifications........................................................    32