Form 10-K
period 2004-06-30
BISYS GROUP INC
filed 2004-09-27
CIK 883587

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 2004.

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

      State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of December 31, 2003: $1,758,795,108.

      State the aggregate market value of voting stock held by non-affiliates of the Registrant as of September 8, 2004: $1,716,541,718.

      Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of September 8, 2004: 120,502,456 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Registrant's Fiscal 2004 Annual Report to Shareholders incorporated by reference in Part I, II and IV herein; portions of the Registrant's definitive Proxy Statement for its November 11, 2004 Annual Meeting of Stockholders incorporated by reference in Part III herein.

                              THE BISYS GROUP, INC.
                                    FORM 10-K
                                  JUNE 30, 2004

PAGE
----

Part I

  Item 1.         Business..............................................................................     1
  Item 2.         Properties............................................................................    15
  Item 3.         Legal Proceedings.....................................................................    16
  Item 4.         Submission of Matters to a Vote of Security Holders...................................    16

Part II

  Item 5.         Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer
                    Purchases of Equity Securities......................................................    16
  Item 6.         Selected Financial Data...............................................................    17
  Item 7.         Management's Discussion and Analysis of Financial Condition and Results of
                    Operations..........................................................................    17
  Item 7A.        Quantitative and Qualitative Disclosures About Market Risk............................    17
  Item 8.         Financial Statements and Supplementary Data...........................................    18
  Item 9.         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..    18
  Item 9A.        Controls and Procedures ..............................................................    18

Part III

  Item 10.        Directors and Executive Officers of the Registrant....................................    19
  Item 11.        Executive Compensation................................................................    20
  Item 12.        Security Ownership of Certain Beneficial Owners and Management........................    20
  Item 13.        Certain Relationships and Related Transactions........................................    20
  Item 14.        Principal Accounting Fees and Services................................................    20

Part IV

  Item 15.        Exhibits, Financial Statement Schedules, and Reports on Form 8-K......................    20

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

      This report and the documents incorporated by reference in this report contain "forward-looking statements" within the meaning of the securities laws. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond our control. All statements other than statements of historical facts included or incorporated by reference in this report, regarding our strategy, future operations, financial position, estimated revenues and expenses, projected costs, prospects, and plans and objectives of management are forward-looking statements. When used in this report or incorporated by reference herein, the words "will," "believe," "anticipate," "intend," "estimate," "expect," "project," "plan," "target" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this report. We do not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this report and in documents incorporated by reference herein are reasonable, we can give no assurance that such plans, intentions or expectations will be achieved. Factors that could cause our results to materially differ from our expectations include, but are not limited to, those factors set forth in this report under Item 1 "Business - Risk Factors." The cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf. Unless otherwise indicated, all statistical information provided is as of June 30, 2004.

                                     PART I

ITEM I. BUSINESS.

      The BISYS(R) Group, Inc., together with its wholly owned subsidiaries, supports more than 22,000 financial institutions and corporate clients with products and services provided through three principal business groups: BISYS Investment Services, BISYS Insurance and Education Services, and BISYS Information Services. We distribute and administer approximately 2,200 mutual funds, hedge funds, private equity funds and other investment products representing more than $750 billion in assets under contract; provide retirement plan recordkeeping services to more than 18,000 companies in partnership with 50 of the nation's leading bank and investment management companies; support approximately 400,000 employers and four million IRA holders with ERISA plan documents and ancillary services; provide life and commercial property/casualty insurance distribution solutions, professional certification training and continuing education, and licensing and compliance-related products and services; and provide information processing and check imaging solutions to approximately 1,450 banks, insurance companies and corporations nationwide.

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

      We were organized in August 1989 to acquire certain banking and thrift data processing operations of Automatic Data Processing, Inc. ("ADP"). Our initial business was established in 1966 by United Data Processing, Inc., the predecessor of the banking and thrift information processing operations of ADP. Together with our predecessors, we have been providing outsourcing solutions to the financial services industry for more than 38 years. We are incorporated under the laws of Delaware, and our principal executive offices are located at 90 Park Avenue, New York, New York 10016 (telephone 212-907-6000).

      Since our founding in 1989, we have completed more than 40 acquisitions as part of our strategic growth plan. During the last fiscal year, we acquired the following businesses, which now operate as part of the Insurance and Education Services group:

      November 2003 - USA Insurance Group, Inc., a Florida-based property/casualty managing general agent, increasing our market share in the property/casualty insurance marketplace; and

      January 2004 - Uhlemeyer Services, Inc., a Midwest-based managing general agent of workers compensation insurance products, expanding our property/casualty insurance product offerings.

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

      Our objectives are to increase our client base and to expand the services we offer to them. We seek to be the premier, full-service outsourcing business partner focused on enhancing our clients' growth, profits and performance. We seek to build value for our shareholders by increasing both revenues and earnings per share, through a combination of organic growth from existing clients, cross sales to existing clients, sales to new clients and strategic acquisitions. Five primary tenets have guided us since our formation and continue to shape our strategy:

      FOCUS ON CLIENT SERVICE. We seek to understand the financial services industry and proactively respond to our clients' evolving support requirements. Our industry-recognized client service and rewarding levels of client satisfaction are based on decades of day-to-day experience, sophisticated support tools, and a company-wide commitment to unsurpassed client service.

      GROW INTERNALLY AND SELL AGGRESSIVELY. We seek to sell our business process outsourcing solutions to new clients and cross sell additional products and services to our existing clients. We intend to continue to focus targeted sales initiatives on large and growing markets, and to introduce innovative business solutions and processing capabilities that will enable our clients to retain and attract customers, and enter new markets.

      LEVERAGE BUSINESS AND PRODUCT SYNERGIES. We seek to leverage the synergies inherent in providing our broad suite of complimentary products and services to all major sectors of the financial services industry. We will continue to seek to acquire companies that provide complementary products and services, new clients and cross-sale opportunities, and expanded geographical presence.

      LEVERAGE TECHNOLOGICAL ADVANCEMENTS. We seek to continue to enhance our outsourcing platforms by integrating leading-edge products, services and technologies. We will continue to seek to leverage the power of the Internet to innovatively deliver products, services and vital information.

      OPTIMIZE HUMAN RESOURCES. We value the contribution of our associates who represent every business and technical discipline in the financial services industry. We depend on their collective experience and expertise to sustain our industry leadership.

      We provide our products and services principally through three major business groups: BISYS Investment Services, BISYS Insurance and Education Services, and BISYS Information Services. These business groups are separately managed, strategic business units and are reported as operating segments. Certain of the business segment information required to be included herein is incorporated herein by reference to Note 16 of our consolidated financial statements included in our 2004 Annual Report to Shareholders (the "Annual Report") on pages 46 through 48. Portions of the Annual Report incorporated by reference in this report are included in this report as Exhibit 13.

BISYS INVESTMENT SERVICES

      Our Investment Services group provides a broad array of investment services, including mutual fund, hedge fund, private equity fund and retirement plan services.

      We support approximately 100 domestic and offshore mutual fund clients, representing more than 1,600 registered and non-registered funds, and more than $645 billion in assets. Our fund services include administration and accounting, transfer agency and shareholder services, compliance and regulatory support, and marketing and distribution solutions. Contracts for distribution services to mutual funds, as required by the Investment Company Act, provide that such contracts may continue for a period longer than two years only if such continuance is specifically approved at least annually by both a majority of the disinterested directors and either the other members of the board of directors or the holders of a majority of the outstanding shares of the fund. Our fee structure for mutual fund clients is, in some cases, based on the average net asset value of the fund, subject to minimum charges, and in some cases consists of or includes account-based fees and other fixed charges. Through our Financial Research Corporation (FRC) subsidiary, we also provide the market analytics, research and consulting services financial services firms need to develop and distribute competitive products and services. These services are provided on a subscription basis.

      We are a leading global hedge fund administrator, supporting more than 500 hedge funds, funds of hedge funds and other alternative investments, representing approximately $90 billion in assets. Our full-service hedge fund solution includes fund accounting and valuation, investor and transfer agency services, director and corporate secretarial services, and legal, compliance, and tax support.

      We are also a leading provider of accounting, administration and tax services for private equity funds, supporting approximately 300 funds with committed capital of approximately $35 billion.

      Our fee structure for hedge fund and private equity fund clients is, in some cases, based on the average net asset value or invested capital of the fund, subject to minimum charges, and in some cases consists of or includes fixed charges.

      Through our relationships with 50 institutional clients, we support more than 18,000 small and mid-size retirement plans and their approximately 1.4 million eligible employees. Our comprehensive retirement plan solution includes prototype plan design and maintenance, administration and recordkeeping, ERISA documents and forms, customized marketing and sales support, and staff training and development. In addition, we provide a turnkey administration and recordkeeping solution for owner-only Individual(k) plans. We also support approximately 400,000 employers and four million IRA holders with ERISA documents and ancillary services, and train approximately 12,000 industry professionals annually. Our retirement services fee structure is generally based upon the number of eligible employees or participants in a plan subject to certain minimums, as well as fees based on assets held in the retirement plans we service, and transaction fees. Our retirement services documents and forms are sold on a per unit or annual subscription basis, and our ERISA training and reference services are provided on a fee-for-service basis.

BISYS INSURANCE AND EDUCATION SERVICES

      Our Insurance and Education Services group provides life insurance and commercial property/casualty insurance distribution, financial services education and licensing automation.

      We are a leading independent distributor and provider of the support services required to sell multiple lines of life-related insurance and annuity products. We distribute the products of approximately 175 of the most highly rated insurance companies through career and independent insurance agents and financial services professionals. We support the entire sales process for term life, fixed and variable life, long-term care, disability and annuity products with a comprehensive suite of services, including agent licensing and contracting, sales support, advanced case design, application processing, medical underwriting support, commission reconciliation, and policy owner services. We also provide a robust insurance administration system and advanced Internet-based capabilities designed to expedite the sales process. The insurance companies manufacture the insurance products and assume the underwriting risk and full responsibility for the policy benefits, while the agents and financial services professionals work directly with consumers. Contracts with insurance carriers supplying products for our life insurance services customers typically provide for compensation based on a percentage of premiums paid and, in some cases, transaction charges, and are generally cancelable on less than 90 days notice at the discretion of either party. We also maintain long-term contracts with the distribution arms of a number of insurance companies, producer groups, broker-dealers and banks to provide insurance products and services. Our insurance services fee structure is generally based on sharing with our clients a portion of commissions and/or profits we receive from insurance companies.

      We are also a leading independent provider of commercial property/casualty insurance products. We distribute the products of more then 75 property/casualty insurance companies through approximately 3,000 retail brokers and agents. We support the distribution process with complete sales and back-office support services. We specialize in insurance solutions for complex property and casualty risks, commercial and habitational real estate, such as apartment and condominium complexes, high-limit property capacity and property catastrophe, directors' and officers' liability, errors and omissions liability and employment practices liability. We also act as managing general agent for various commercial insurers, focusing primarily on the transportation industry and the workers' compensation market. Contracts with commercial property/casualty insurance carriers supplying products for our customers typically provide for compensation based on a percentage of premiums paid, and are generally cancelable on less than 90 days notice at the discretion of either party.

      We provide training solutions for insurance and investment professionals, supporting compliance requirements at various stages of career development with pre-licensing, continuing education and advanced designation courses. Financial services professionals enroll in our courses, which are delivered through traditional instructor-led and self-study programs, or through technology-based alternatives including interactive online and computer-based programs. Our education services products are generally provided to customers on an "as needed" basis.

      Our suite of integrated licensing products and services automates the complex insurance licensing and securities registration processes, and facilitates compliance with state and federal regulations. Insurance companies, broker-dealers and banks utilize our integrated, Internet-enabled products and services to automate and track the licensing process. Our relationship with our licensing solutions clients are typically based on multi-year contracts. Our fee structure is generally based on the type of services provided and the number of insurance agents and registered representatives being serviced.

BISYS INFORMATION SERVICES

      Our Information Services group supports approximately 1,450 banks, insurance companies and corporations with information processing, asset retention solutions, specialized back-office services required to support corporate-sponsored cash management programs, health savings accounts and check imaging solutions.

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

      Our asset retention and corporate banking solutions leverage our traditional banking services to provide an industry-leading suite of outsourced solutions, including information and transaction processing, and call center services. These services enable life and property/casualty insurance companies to establish ongoing customer relationships with claimants and beneficiaries by offering personalized checking accounts and online debit and stored value cards as alternatives to lump sum payments. Our specialized back-office services also provide complete management for corporate-sponsored cash management programs and health savings accounts. We currently enable life and property/casualty insurance companies and corporations to retain more than $17 billion in assets.

      Our relationships with our banking solutions, asset retention and health savings account clients are based on long-term contracts that renew for successive terms unless terminated by either party. Our fee structure for these clients is based primarily on number of accounts, loans, participants and/or transactions handled for each service, in some cases, subject to minimum charges, plus additional charges or special options, services and features. Our check imaging software is licensed subject to a one-time fee with recurring maintenance fees.

CONTRACTS

      As described above, we provide services to our clients, for the most part and wherever possible, on the basis of long-term contracts that renew for successive terms unless terminated by either party.

      Although contract terminations and non-renewals have an adverse effect on recurring revenues, we believe that the contractual nature of our businesses, combined with our historical renewal experience, provides a high level of recurring revenues.

CLIENT BASE

      Our clients are located in all 50 states and several international locations, principally Western Europe, Bermuda and the Cayman Islands. We provide outsourcing solutions to commercial banks, mutual savings institutions, thrift organizations, mutual funds, hedge funds, private equity funds, insurance companies, insurance producer groups, corporate clients and other financial organizations, including investment counselors and brokerage firms. Total revenue from unaffiliated clients located outside the United States for fiscal 2002, 2003 and 2004 was approximately $36.5 million, $65.5 million and $81.9 million, respectively.

DISASTER RECOVERY SYSTEMS

      We have implemented business continuity and disaster recovery plans and procedures for each of our material processing platforms. The key restoration services include off-site storage and rotation of critical files, availability of third-party "hot sites" and telecommunications recovery capability. We continue to modify our business continuity and disaster recovery plans to reflect changes in our operating platforms. Our plans include provisions calling for periodic testing of the plans, which, in some cases, is conducted in cooperation with our clients.

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

      Our principal competitors are third-party administration firms, mutual fund companies, brokerage firms, insurance companies, distributors of insurance products, independent vendors of computer software and services, in-house service departments, affiliates of financial institutions or large computer hardware manufacturers and processing centers owned and operated as user cooperatives.

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

      Application software similar to that licensed by us is generally available from alternate vendors. In addition, in instances where we believe that additional protection is required, the applicable license agreement provides us with the right to obtain access to licensed software source code upon the occurrence of certain events.

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

      In addition, our broker-dealer subsidiaries are subject to SEC Rule 15c3-1 (commonly known as the "Net Capital Rule"). The Net Capital Rule, which specifies the minimum amount of net capital required to be maintained by broker-dealers, is designed to measure the general financial integrity and liquidity of broker-dealers, and requires that a certain part of broker-dealers' assets be kept in relatively liquid form. Failure to maintain the required minimum amount of net capital may subject a broker-dealer to suspension or revocation of licenses, registration or membership with the New York Stock Exchange, Inc., the SEC, the NASD, and various state securities law administrators, and may ultimately require liquidation of the broker-dealer. Under certain circumstances, the Net Capital Rule also prohibits payment of cash dividends, redemption or repurchase of stock, distribution of capital and prepayment of subordinated indebtedness. Thus, compliance with the Net Capital Rule could restrict our ability to withdraw capital from our broker-dealer subsidiaries. At June 30, 2004, each of our broker-dealer subsidiaries met or exceeded the requisite net capital requirement. At June 30, 2004, our broker-dealer subsidiaries had aggregate net capital of approximately $9.8 million, which exceeded the requirements of the Net Capital Rule by approximately $8.4 million.

      Under the Investment Company Act of 1940, our distribution agreements with each mutual fund terminate automatically upon assignment of the agreement. The term "assignment" includes direct assignments by us, as well as assignments which may be deemed to occur, under certain circumstances, upon the transfer, directly or indirectly, of a controlling block of our voting securities. The Investment Company Act of 1940 presumes that any transfer of more than 25% of the voting securities of any person represents a transfer of a controlling block of voting securities.

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

EMPLOYEES

      As of June 30, 2004, we employed approximately 5,200 employees. None of our employees are represented by a union and there have been no work stoppages, strikes or organization attempts. We believe that our relations with our employees are good.

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

WE ARE CURRENTLY THE TARGET OF SECURITIES LITIGATION AND MAY BE THE TARGET OF FURTHER ACTIONS, WHICH MAY BE COSTLY AND TIME-CONSUMING TO DEFEND.

      Following our May 17, 2004 announcement regarding the restatement of our financial results, seven putative class action and two derivative lawsuits were filed against us and certain of our former officers in the United States District Court for the Southern District of New York. The class action complaints purport to be brought on behalf of all shareholders who purchased our securities between October 23, 2000 and May 17, 2004 and generally assert that we and certain of our officers allegedly violated the federal securities laws in connection with the purported issuance of false and misleading information concerning our financial condition. The class action complaints seek damages in an unspecified amount against us. The derivative complaints purport to be on our behalf and generally assert that certain officers and directors are liable for alleged breaches of fiduciary duties, abuse of control, gross mismanagement, waste, and unjust enrichment that purportedly occurred between October 23, 2000 and the present. The derivative complaints seek disgorgement, constructive trust, and damages in an unspecified amount.

      The ultimate outcome of these matters cannot presently be determined and may require significant commitment of our financial and management resources and time, which may seriously harm our business, financial condition and results of operation. There can be no assurances that any of the allegations discussed above can be resolved without costly and protracted litigation, and the outcome may have a material adverse impact upon our financial position, results of operations and cash flows.

WE ARE SUBJECT TO AN SEC INVESTIGATION AS A RESULT OF THE RESTATEMENT OF OUR FINANCIAL STATEMENTS.

      We notified the SEC in May 2004 of our intention to restate prior period financial results. Subsequently, the SEC commenced an investigation into the facts and circumstances related to the restatement. We have cooperated and intend to continue to cooperate with the SEC's investigation. We cannot predict when the SEC will conclude its investigation or the outcome or impact thereof.

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

OUR STOCK PRICE HAS BEEN AND IS LIKELY TO CONTINUE TO BE VOLATILE.

      The market price of our common stock has been volatile. From July 1, 2003 to September 8th, 2004, the last sale price of our common stock ranged from a low of $12.20 per share to a high of $19.98 per share.

FUTURE SALES OF OUR COMMON STOCK MAY DEPRESS OUR STOCK PRICE.

      Sales of a substantial number of shares of our common stock in the public market, or the appearance that such shares are available for sale, could adversely affect the market price for our common stock. As of August 31, 2004, we had 120,587,456 shares of common stock outstanding. As of August 31, 2004, we also had options to purchase 14,124,840 shares of our common stock outstanding, 9,101,860 shares of our common stock reserved for issuance pursuant to options available for issuance under our stock option plans and employee stock purchase plan, and 8,983,740 shares of our common stock reserved for issuance upon the conversion of our 4% Convertible Subordinated Notes due 2006.

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

ITEM 2. PROPERTIES.

      All of our principal properties are leased. We maintain offices throughout the United States, Western Europe and Bermuda. Our principal data centers and operating centers are located in:

   -  Birmingham, Alabama (Information Services);

   -  San Francisco, California (Insurance and Education Services);

   -  Melbourne, Florida (Insurance and Education Services);

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

   -  Dresher, Pennsylvania (Investment Services);

   -  Harrisburg, Pennsylvania (Insurance and Education Services);

   -  Houston, Texas (Information Services);

   -  Salt Lake City, Utah (Insurance and Education Services);

   -  Hamilton, Bermuda (Investment Services); and

   -  Dublin, Ireland (Investment Services).

Leases on our properties expire periodically during the next 14 years.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matter was submitted to a vote of our security holders during the fourth quarter of fiscal 2004.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

      Certain of the information required by this Item 5 is incorporated herein by reference to page 48 of our 2004 Annual Report under the heading "Market Price Information" and Note 5 to our consolidated financial statements included therein. We have not paid or declared any cash dividends during our most recent two fiscal years. Portions of the Annual Report incorporated by reference in this report are included in this report as Exhibit 13.

      Effective November 12, 2003, our Board of Directors authorized a new stock buy-back program of up to $100 million. Purchases have occurred and will continue to occur from time to time in the open market to offset the possible dilutive effects of shares issued under employee benefit plans, for possible use in future acquisitions, and for general and other corporate purposes.

      The following table sets forth repurchases of our equity securities during the fiscal quarter ended June 30, 2004:

                                                                 (c) Total Number     (d) Approximate
                                                                    of Shares         Dollar Value of
                                                                Purchased as Part     Shares that May
                                                                   of Publicly        Yet Be Purchased
                 (a) Total Number         (b) Average Price     Announced Plans or   Under the Plans or
  Period         of Shares Purchased       Paid per Share            Programs             Programs
-------------------------------------------------------------------------------------------------------
April 2004             80,412                  $14.80                 80,412             $86,954,051
May 2004               32,700                  $14.57                 32,700             $86,477,637
June 2004               3,379                  $12.52                  3,379             $86,435,340
Total                 116,491                  $14.67                116,491             $86,435,340
                      -------                  ------                -------             -----------

ITEM 6. SELECTED FINANCIAL DATA.

      The information required by this Item 6 is incorporated herein by reference to page 19 of the Annual Report, included in this report as Exhibit 13.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      The information required by this Item 7 is incorporated herein by reference to pages 20 through 28 of the Annual Report, included in this report as Exhibit 13.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      We do not have material exposure to market risk from derivative or non-derivative financial instruments. We do not utilize such instruments to manage market risk exposures or for trading or speculative purposes. We do, however, invest available cash and cash equivalents in highly liquid financial instruments with original maturities of three months or less. As of June 30, 2004, we had approximately $139.9 million of cash and cash equivalents invested in highly liquid debt instruments purchased with original maturities of three months or less, including $26.0 million of overnight repurchase agreements. We believe that potential near-term losses in future earnings, fair values and cash flows from reasonably possible near-term changes in the market rates for such instruments are not material to us. We manage our debt structure and interest rate risk through the use of fixed- and floating-rate debt. While changes in interest rates could decrease our interest income or increase our interest expense, we do not believe that we have a material exposure to changes in interest rates based on the relative size of our interest bearing assets and liabilities. We do not undertake any specific actions concerning exposure to interest rate risk and we are not party to any interest rate management transactions.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      The information required by this Item 8 is incorporated herein by reference to pages 29 through 48 of the Annual Report, included in this report as Exhibit 13.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

      As previously disclosed, we engaged in a review and analysis of estimates used in determining the level of commissions receivable in our Life Insurance Services division. As a result of our efforts, we have determined that commissions receivable should be adjusted as described below. In addition, in reviewing our past practices, procedures and processes, we have determined that there needs to be revisions to such practices, procedures and processes. In this regard, we concluded there was a material weakness in our internal controls over financial reporting relating to the validation and monitoring of assumptions underlying the estimates used to compute certain first year, bonus and renewal commissions receivable and with respect to related documentation and review processes for significant accounting entries, including entries relating to acquisition accounting. We have taken, and continue to take, steps to rectify these matters.

      Based upon our review and analysis, we determined that an adjustment of $80.0 million to commissions receivable in our Life Insurance division, together with corresponding adjustments to revenues and expenses, should be recorded. We also determined that the adjustment required a restatement of our financial results for each of the fiscal years ended June 30, 2003, 2002 and 2001, as well as our interim results for the quarters ended December 31 and September 30, 2003, to reflect the impact of the adjustment on each of the periods presented. Such restatement was completed and reflected in our amended Form 10-K for the fiscal year ended June 30, 2003, and our amended Forms 10-Q for the quarters ended September 30, 2003 and December 31, 2003.

      In connection with the aforementioned review, we also identified adjustments relating to acquisition accounting for certain acquired entities in the Life Insurance business, resulting in a reduction in goodwill and deferred tax liabilities over the affected periods of $21.0 million, and adjustments to commissions payable of $2.6 million as a result of an understatement in agent commissions payable. These adjustments were also reflected in the restatement of financial results described above.

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

      We carried out an evaluation as of the end of the period covered by this report on Form 10-K, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, other than the material weakness described above, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective. Subsequent to March 31, 2004, the Company has implemented the steps described above and concluded that the disclosure controls and procedures are effective as of the date of filing of this report.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      We have adopted the Code of Ethics that applies to our Chief Executive Officer and senior financial officers. The Code of Ethics is publicly available on our website at www.bisys.com. Any waiver or amendment of the Code of Ethics will be disclosed on our website or as otherwise permitted under applicable law.

      The remaining information required by Item 10 of this report is incorporated by reference from our definitive proxy statement, which is expected to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our fiscal year.

ITEM 11. EXECUTIVE COMPENSATION.

      The information required by Item 11 of this report is incorporated by reference from our definitive proxy statement, which is expected to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The information required by Item 12 of this report is incorporated by reference from our definitive proxy statement, which is expected to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      The information required by Item 13 of this report is incorporated by reference from our definitive proxy statement, which is expected to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our fiscal year.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

      The information required by Item 14 of this report is incorporated by reference from our definitive proxy statement, which is expected to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our fiscal year.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

      (a)(1) Financial Statements

      Our consolidated financial statements as of June 30, 2004 and 2003, and for each of the three years in the period ended June 30, 2004, together with the report of PricewaterhouseCoopers LLP dated September 3, 2004, are incorporated herein by reference to pages 29 through 48 of the Annual Report, included in this report as Exhibit 13.

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

4.3         Indenture, dated as of March 13, 2001, between The BISYS Group, Inc.
            and Chase Manhattan Trust Company, National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated March 15, 2001.)

10.1 Amended and Restated Deferred Compensation Plan, dated as of June 14, 2002. (Incorporated by reference to Exhibit 10.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2003.)

10.2        Executive Life Insurance Plan (Incorporated by reference to Exhibit
            10.3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1998.)

10.3        The BISYS Group, Inc. Executive Officer Annual Incentive Plan.
            (Incorporated by reference to Exhibit C to Registrant's proxy statement for its 1999 annual meeting of stockholders.)

10.4 The BISYS Group, Inc. 1999 Equity Participation Plan. (Incorporated by reference to Exhibit B to Registrant's proxy statement for its 1999 annual meeting of stockholders.)

10.5        BISYS 401(k) Savings Plan. (Incorporated by reference to Exhibit
            10.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1999.)

10.6 The BISYS Group, Inc. Non-Employee Directors' Stock Option Plan, as amended (Incorporated by reference to Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1998.)

10.7 Executive Loan Agreement (Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.)

10.8 Credit Agreement, dated as of March 31, 2004, by and among the Registrant, the Lenders party thereto, Fleet National Bank, JPMorgan Chase Bank, Suntrust Bank, and Wachovia Bank, National Association, as Documentation Agents, and The Bank of New York, as Administrative Agent, without exhibits. (Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.)

10.9 Transition Services Agreement, dated as of October 30, 2002, by and between The BISYS Group, Inc. and Lynn J. Mangum (Incorporated by reference to Exhibit 10.11 to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2003).

10.10 Transition Services Agreement, dated as of October 6, 2003, by and between The BISYS Group, Inc. and Dennis R. Sheehan (Incorporated by reference to

            Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.)

13*         Pages 18 - 48 of the Registrant's 2004 Annual Report to
            Shareholders.

21*         List of significant subsidiaries of The BISYS Group, Inc.

23*         Consent of PricewaterhouseCoopers LLP.

31.1*       Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*       Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32*         Section 1350 Certifications.

*Filed herewith.

      (b) Reports on Form 8-K

            No Current Reports on Form 8-K were filed with the Securities and Exchange Commission during the fiscal quarter ended June 30, 2004.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 The BISYS Group, Inc.

Date: September 27, 2004                     By:   /s/ James L. Fox
                                                 -------------------------------
                                                 James L. Fox
                                                 Executive Vice President and
                                                   Chief Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 27th day of September, 2004.

          Signature                                           Title
      /s/ Russell P. Fradin                   Director, President and Chief
-----------------------------------
          (Russell P. Fradin)                 Executive Officer (Principal Executive Officer)

      /s/ James L. Fox                        Executive Vice President and Chief Financial Officer
------------------------------------
          (James L. Fox)                      (Principal Financial and Accounting Officer)

      /s/ Robert J. Casale                    Director and Chairman of the Board
------------------------------------
          (Robert J. Casale)

      /s/ Denis A. Bovin                      Director
------------------------------------
          (Denis A. Bovin)

      /s/ Thomas A. Cooper                    Director
------------------------------------
          (Thomas A. Cooper)

     /s/ Richard J. Haviland                  Director
----------------------------------
         (Richard J. Haviland)

      /s/ Paula G. McInerney                  Director
------------------------------------
          (Paula G. McInerney)

      /s/ Thomas E. McInerney                 Director
------------------------------------
          (Thomas E. McInerney)

      /s/ Joseph J. Melone                    Director
------------------------------------
          (Joseph J. Melone)

                        INDEX TO EXHIBITS FILED HEREWITH

EXHIBIT NO.                              DESCRIPTION
-----------       ----------------------------------------------------------
13                Pages 18 - 48 of the Registrant's 2004 Annual Report to
                  Shareholders.

21                List of significant subsidiaries of The BISYS Group, Inc.

23                Consent of PricewaterhouseCoopers LLP

31.1              Rule 13a-14(a)/15d-14(a) Certification of Chief Executive
                  Officer.

31.2              Rule 13a-14(a)/15d-14(a) Certification of Chief Financial
                  Officer.

32                Section 1350 Certifications