Form 10-Q
period 2004-09-30
BISYS GROUP INC
filed 2004-11-09
CIK 883587

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

AS OF OCTOBER 29, 2004, THERE WERE 120,221,657 SHARES OF COMMON STOCK, PAR VALUE $0.02 PER SHARE, OF THE REGISTRANT OUTSTANDING.

                        This document contains 25 pages.

================================================================================

                              THE BISYS GROUP, INC.
                               INDEX TO FORM 10-Q

                                                                                                                           PAGE
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Condensed Consolidated Statements of Income for the three months ended September 30, 2004 and 2003         3

                  Condensed Consolidated Balance Sheets as of September 30, 2004 and June 30, 2004                           4

                  Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2004 and 2003     5

                  Notes to Condensed Consolidated Financial Statements                                                       6

         Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                                                     14

         Item 4.  Controls and Procedures                                                                                   21

PART II. OTHER INFORMATION

         Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity                                     22
                  Securities

         Item 5.  Other Information                                                                                         22

         Item 6.  Exhibits and Reports on Form 8-K                                                                          23

SIGNATURES                                                                                                                  24

EXHIBIT INDEX                                                                                                               25

                                     PART I

                          ITEM 1. FINANCIAL STATEMENTS

                     THE BISYS GROUP, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                    Three Months Ended
                                                       September 30,
                                                   ---------------------
                                                      2004       2003
                                                   ---------   ---------
Revenues                                           $ 268,129   $ 236,434
                                                   ---------   ---------

Operating costs and expenses:
   Service and operating                             174,339     149,919
   Selling, general and administrative                51,480      46,129
   Amortization of intangible assets                   7,150       5,806
   Restructuring, impairment and other charges           488      12,624
                                                   ---------   ---------
Total operating costs and expenses                   233,457     214,478
                                                   ---------   ---------
Operating earnings                                    34,672      21,956
Interest income                                          480         325
Interest expense                                      (4,851)     (4,664)
Investment gains                                       4,193           -
                                                   ---------   ---------
Income before income taxes                            34,494      17,617
Income taxes                                          12,763      11,774
                                                   ---------   ---------
Net income                                         $  21,731   $   5,843
                                                   =========   =========

Basic earnings per share                           $    0.18   $    0.05
                                                   =========   =========

Diluted earnings per share                         $    0.18   $    0.05
                                                   =========   =========

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                     THE BISYS GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                   September 30,      June 30,
                                                                                       2004            2004
                                                                                   -------------    -----------
ASSETS

Current assets:
   Cash and cash equivalents                                                        $    95,509     $   139,872
   Restricted cash                                                                       56,986          67,125
   Accounts receivable, net                                                             101,506          96,385
   Insurance premiums and commissions receivable, net                                    84,393          87,154
   Deferred tax asset                                                                    11,696          13,484
   Other current assets                                                                  41,426          49,747
                                                                                    -----------     -----------
     Total current assets                                                               391,516         453,767
   Property and equipment, net                                                          111,346         112,074
   Goodwill                                                                             802,178         802,178
   Intangible assets, net                                                               204,147         211,298
   Other assets                                                                          30,835          32,923
                                                                                    -----------     -----------
     Total assets                                                                   $ 1,540,022     $ 1,612,240
                                                                                    ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current maturities of long-term debt                                             $    12,500     $     6,250
   Short-term borrowings                                                                  7,000          66,000
   Accounts payable                                                                      16,157          17,397
   Insurance premiums and commissions payable                                           111,158         126,173
   Other current liabilities                                                            135,333         158,459
                                                                                    -----------     -----------
     Total current liabilities                                                          282,148         374,279
   Long-term debt                                                                       387,500         393,750
   Deferred tax liability                                                                60,920          54,669
   Other liabilities                                                                      6,282           4,560
                                                                                    -----------     -----------
     Total liabilities                                                                  736,850         827,258
                                                                                    -----------     -----------
Stockholders' equity:
   Common stock, $0.02 par value, 320,000,000 shares authorized, 121,273,577 and
   120,836,315 shares issued                                                              2,425           2,417
   Additional paid-in capital                                                           395,657         389,484
   Retained earnings                                                                    424,558         403,738
   Notes receivable from stockholders                                                    (3,718)         (8,116)
   Employee benefit trust, 415,850 and 342,613 shares                                    (6,567)         (5,507)
   Deferred compensation                                                                  6,715           5,292
   Unearned compensation - restricted stock                                             (11,349)         (6,199)
   Accumulated other comprehensive income                                                 3,064           6,337
   Treasury stock at cost, 556,341 and 158,559 shares                                    (7,613)         (2,464)
                                                                                    -----------     -----------
     Total stockholders' equity                                                         803,172         784,982
                                                                                    -----------     -----------
     Total liabilities and stockholders' equity                                     $ 1,540,022     $ 1,612,240
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

                     THE BISYS GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                       Three Months Ended
                                                                                          September 30,
                                                                                     ----------------------
                                                                                       2004          2003
                                                                                     ---------     --------
Cash flows from operating activities:
Net income                                                                           $  21,731     $  5,843
Adjustments to reconcile net income to net cash provided by operating activities:
   Restructuring, impairment and other charges                                             488       12,624
   Depreciation and amortization                                                        16,016       13,978
   Deferred income tax provision                                                         9,912        2,938
   Investment gains                                                                     (4,193)           -
   Change in operating assets and liabilities, net of effects from acquisitions        (24,605)      (8,951)
                                                                                     ---------     --------
Net cash provided by operating activities                                               19,349       26,432
                                                                                     ---------     --------
Cash flows from investing activities:
   Payments related to businesses previously acquired                                     (186)      (1,943)
   Capital expenditures                                                                 (8,201)      (9,487)
   Proceeds from sale of investments                                                     7,393            -
   Change in other investments                                                             510        1,708
                                                                                     ---------     --------
Net cash used in investing activities                                                     (484)      (9,722)
                                                                                     ---------     --------
Cash flows from financing activities:
   Short-term borrowings, net                                                          (59,000)      (9,000)
   Proceeds from exercise of stock options                                                 128        2,970
   Repurchases of common stock                                                          (8,754)     (13,763)
   Repayment of notes receivable from stockholders                                       4,398            -
                                                                                     ---------     --------
Net cash used in financing activities                                                  (63,228)     (19,793)
                                                                                     ---------     --------
Net decrease in cash and cash equivalents                                              (44,363)      (3,083)

Cash and cash equivalents at beginning of period                                       139,872       79,558
                                                                                     ---------     --------
Cash and cash equivalents at end of period                                           $  95,509     $ 76,475
                                                                                     =========     ========

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                     THE BISYS GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
      (UNLESS OTHERWISE NOTED, AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

1.    BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      THE COMPANY

      The BISYS Group, Inc. and subsidiaries (the "Company") is a leading provider of outsourcing solutions for the financial services sector.

      BASIS OF PRESENTATION

      The condensed consolidated financial statements include the accounts of The BISYS Group, Inc. and its subsidiaries and have been prepared consistent with the accounting policies reflected in the 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission and should be read in conjunction therewith. The condensed consolidated financial statements include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to fairly state this information.

      RECLASSIFICATION

      Certain reclassifications have been made to the fiscal 2004 financial statements to conform to the fiscal 2005 presentation.

      RESTRICTED CASH

      Unremitted insurance premiums are held in a fiduciary capacity and approximated $57.0 million and $67.1 million at September 30, 2004 and June 30, 2004, respectively. The period for which the Company holds such funds is dependent upon the date the agent or broker remits the payment of the premium to the Company and the date the Company is required to forward such payment to the insurer.

      INSURANCE PREMIUMS AND COMMISSIONS RECEIVABLE AND PAYABLE

      The Company has separately reflected receivables and payables arising from its insurance-related businesses on the accompanying condensed consolidated balance sheets. The captions "insurance premiums and commissions receivable" and "insurance premiums and commissions payable" include insurance premiums and commissions in the Company's commercial insurance services division and net commissions receivable in the Company's life insurance brokerage division. In its capacity as a commercial property and casualty wholesale distributor, the Company collects premiums from other agents and brokers and, after deducting its commissions, remits the premiums to the respective insurers.

      INVESTMENTS

      Management determines the appropriate classification of investments in equity securities at the time of purchase. Marketable equity securities available for sale are carried at market value based upon quoted market prices. Unrealized gains or losses on available for sale securities are accumulated as an adjustment to stockholders' equity, net of related deferred income taxes. Realized gains or losses are computed based on specific identification of the securities sold. At September 30, 2004, investments available for sale are recorded at their market value of $7.0 million, with an unrealized gain of $4.6 million. Net realized gains from securities sold during the three months ended September 30, 2004 were $4.2 million.

      STOCK-BASED COMPENSATION

      The Company accounts for its stock option, restricted stock and stock purchase plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, compensation expense has been recorded for restricted stock awards, and no expense has been recorded for the Company's other stock-based plans. The following table presents the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FAS No. 123, "Accounting for Stock-Based Compensation":

                                             Three Months Ended
                                                September 30,
                                          ------------------------
                                             2004          2003
                                          ----------     ---------
Net income, as reported                   $   21,731     $   5,843

Add: Stock-based employee compensation
   expense included in reported net
   income, net of related tax effects            460           165

Deduct: Total stock-based employee
   compensation expense determined
   under fair value based method, net
   of related tax effects                     (4,338)       (4,096)
                                          ----------     ---------
Pro forma net income                      $   17,853     $   1,912
                                          ==========     =========

Earnings per share:
   Basic, as reported                     $     0.18     $    0.05
                                          ==========     =========
   Basic, pro forma                       $     0.15     $    0.02
                                          ==========     =========

   Diluted, as reported                   $     0.18     $    0.05
                                          ==========     =========
   Diluted, pro forma                     $     0.15     $    0.02
                                          ==========     =========

2.    USE OF ESTIMATES

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The most significant estimates are related to insurance commissions receivable, goodwill, intangible assets, income taxes, and revenue recognition.

      The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates in the near term.

3.    COMPREHENSIVE INCOME

      The components of comprehensive income are as follows:

                                              Three Months Ended
                                                 September 30,
                                              -------------------
                                                2004        2003
                                              --------     ------
Net income                                    $ 21,731     $5,843
Unrealized gain on investments, net of tax          27         12
Reclassification adjustment for gains
  included in net income, net of tax            (3,075)         -
Foreign currency translation adjustment           (225)       257
                                              --------     ------
  Total comprehensive income                  $ 18,458     $6,112
                                              ========     ======

4.    EARNINGS PER SHARE

      Basic and diluted EPS computations for the three months ended September 30, 2004 and 2003 are as follows:

                                                Three Months Ended
                                                   September 30,
                                           ----------------------------
                                               2004            2003
                                           ------------    ------------
Basic EPS

Net income                                 $     21,731    $      5,843
                                           ============    ============

Weighted average common shares
outstanding                                     120,000         119,805
                                           ============    ============

Basic earnings per share                   $       0.18    $       0.05
                                           ============    ============
Diluted EPS

Net income                                 $     21,731    $      5,843
                                           ============    ============

Weighted average common shares
outstanding                                     120,000         119,805

Assumed conversion of common shares
issuable under stock-based compensation
plans                                               575           1,662
                                           ------------    ------------

Weighted average common and common
equivalent shares outstanding                   120,575         121,467
                                           ============    ============

Diluted earnings per share                 $       0.18    $       0.05
                                           ============    ============

      The effect of the assumed conversion of the convertible subordinated notes into common stock would be antidilutive and therefore is excluded from the computation of diluted earnings per share.

      Certain stock options were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of common shares during the period, as follows:

                                                Three Months Ended
                                                  September 30,
                                       -----------------------------------
                                             2004               2003
                                       ----------------   ----------------
Number of options excluded                  10,321              6,380

Option price per share                 $14.01 to $35.30   $18.02 to $35.30

Average market price of common shares
for the period                              $13.92             $17.83

5.    RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES

      During the three months ended September 30, 2004 and 2003, the Company recorded pre-tax restructuring, impairment and other charges of $0.5 million and $12.6 million, respectively. The charges primarily relate to the integration, consolidation, and reorganization of certain business operations in the Company's European Fund Services division and the Life Insurance Services division, and the recording of estimated amounts for certain litigation expenses.

      A summary of these items follows:

                                                      Three Months Ended
                                                        September 30,
                                                      ------------------
                                                       2004      2003
                                                      -----    ---------
Restructuring charges                                  $107      $ 5,462
Impairment charges                                        -        4,515
Litigation and other charges                            381        2,647
                                                       ----      -------
  Total restructuring, impairment and other charges    $488      $12,624
                                                       ====      =======

      The following summarizes activity with respect to the Company's restructuring activities for the three months ended September 30, 2004:

Restructuring accrual at June 30, 2004      $ 3,849
                                            -------
Expense provision:
   Employee severance                           263
   Reversals                                     (8)
   Currency translation gain                   (148)
                                            -------
      Total                                     107
                                            -------

Cash payments and other                       1,858
                                            -------
Remaining accrual at September 30, 2004:
Employee severance                            1,212
Facility closure                                886
                                            -------
      Total                                 $ 2,098
                                            =======

      Restructuring charges of $0.1 million during the three months ended September 30, 2004 were related to the ongoing restructuring of the European mutual fund services operations and were comprised of severance totaling $0.3 million, offset by currency translation gains of $0.1 million.

      For the three months ended September 30, 2003, restructuring charges of $5.5 million were comprised of severance totaling $4.2 million and lease termination costs of $1.3 million. Severance charges resulted from the termination of approximately 175 employees representing all levels of staffing. In connection with its restructuring activities, the Company recorded asset impairment charges of $4.5 million in the first quarter of fiscal 2004. Of these charges, $3.9 million relates to impairment of an intangible asset and other long-lived assets as a result of the Company's plan to restructure its European mutual fund services operations and to exit certain European locations following the acquisition of two of the Company's significant customers by acquirers with existing fund services capabilities. The Company also recorded an additional tax valuation allowance of $5.2 million for deferred tax assets associated with tax loss carryforwards arising from the European mutual fund services operations as the Company believes the deferred tax assets will not be realized.

      In connection with the aforementioned restructuring of the European mutual fund services operations, additional contract termination costs of approximately $1.0 million are expected to be recognized in the second quarter of fiscal 2005 in accordance with FAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities."

      Based on internal analysis and discussions with counsel on the status of various litigation matters and contract disputes, the Company recorded a charge of approximately $2.6 million during the three months ended September 30, 2003 related to breach of contract claims in the life insurance services business. The total amount of the charge includes an estimated resolution amount and actual legal fees incurred. The Company intends to continue to vigorously defend the claims asserted and has asserted a number of counterclaims.

6.    GOODWILL AND INTANGIBLE ASSETS

      GOODWILL

      The carrying amount of goodwill by business segment at September 30, 2004 was as follows:

                               Investment  Insurance  Information
                                Services   Services    Services        Total
                               ----------  ---------  -----------    --------
Balance, September 30, 2004     $311,191   $455,597     $35,390      $802,178
                                --------   --------     -------      --------

      INTANGIBLE ASSETS

      At September 30, 2004, acquired intangible assets were comprised of the following:

                         Gross Carrying     Accumulated
                             Amount        Amortization    Net Book Value
                         --------------    ------------    --------------
Customer related             $218,621        $(56,867)        $161,754
Noncompete agreements          46,504         (18,437)          28,067
Other                          22,695          (8,369)          14,326
                             --------        --------         --------
  Total                      $287,820        $(83,673)        $204,147
                             ========        ========         ========

      At June 30, 2004, acquired intangible assets were comprised of the following:

                         Gross Carrying     Accumulated
                             Amount        Amortization    Net Book Value
                         --------------    ------------    --------------
Customer related             $218,621        $(51,571)        $167,050
Noncompete agreements          46,504         (17,066)          29,438
Other                          22,695          (7,885)          14,810
                             --------        --------         --------
  Total                      $287,820        $(76,522)        $211,298
                             ========        ========         ========

      All of the Company's acquired intangible assets are subject to amortization. Amortization expense for acquired intangible assets was $7.2 million for the three months ended September 30, 2004 and $27.0 million for the year ended June 30, 2004. Estimated annual amortization expense is $28.2 million in fiscal 2005, $27.1 million in fiscal 2006, $25.7 million in fiscal 2007, $24.9 million in fiscal 2008, and $22.9 million in fiscal 2009.

7.    BORROWINGS

      In March 2004, the Company entered into a senior unsecured credit facility. The $400 million facility contains a $300 million revolving line of credit facility, of which $7 million is outstanding at September 30, 2004, and a $100 million term loan. The facility, which expires March 31, 2008, supports working capital requirements, repurchases of the Company's common stock, and the funding of future acquisitions.

      Outstanding borrowings under the credit facility bear interest at prime or, at the Company's option, LIBOR plus a margin. The margin will not exceed 1.45% on the revolving component and 1.75% on the term loan component based upon the ratio of the Company's consolidated indebtedness to consolidated earnings before interest expense, taxes, depreciation, and amortization. The credit agreement requires the Company to pay an annual facility fee on the $300 million revolving credit, not to exceed 0.30% or $900,000. The facility is guaranteed by certain subsidiaries of The BISYS Group, Inc.

      The credit agreement requires the Company to maintain certain financial covenants and limits the Company's ability to incur future indebtedness and to pay dividends. As of September 30, 2004, no amounts were permitted for the payment of cash dividends.

      The Company may borrow under the revolving credit facility through March 2008 up to $300 million, reduced by any outstanding letters of credit ($3.0 million at September 30, 2004). The $100 million term loan has quarterly principal payments commencing on June 30, 2005 with a final maturity of March 31, 2008. Interest is payable quarterly for prime rate borrowings or at maturity for LIBOR borrowings, which range from 30 to 180 days. At September 30, 2004, the weighted average interest rate of the credit facility borrowings was 3.11%.

      Long-term debt also includes $300 million of 4% convertible subordinated notes due March 2006.

      Debt outstanding at September 30, 2004 and June 30, 2004 is as follows:

                                              September 30, 2004   June 30, 2004
                                              ------------------   -------------
Senior credit facility, term loan, at a
rate of 3.125% and 2.625%, respectively            $100,000           $100,000

Senior credit facility, revolving line
of credit, at a rate of 2.9% and 2.275%,
respectively                                          7,000             66,000

Convertible subordinated 4% notes                   300,000            300,000
                                                   --------           --------

                                                    407,000            466,000

Less amounts due within one year                     19,500             72,250
                                                   --------           --------
Long-term debt                                     $387,500           $393,750
                                                   ========           ========


      Long-term debt repayments at September 30, 2004 are due as follows:

2006        $318,750
2007          31,250
2008          37,500
            --------
            $387,500
            ========

8.    SEGMENT INFORMATION

      The following table sets forth revenue and operating income by business segment and for corporate operations for the three months ended September 30, 2004 and 2003. Measures used to assess segment performance include revenues and operating earnings, exclusive of restructuring, impairment and other charges. Segment operating earnings exclude restructuring, impairment and other charges since they are not allocated to the segments for internal evaluation purposes. While these items are identifiable to the business segments, they are not included in the measurement of segment operating earnings provided to the chief operating decision maker for purposes of assessing segment performance and decision making with respect to resource allocation.

                                  Three Months Ended
                                     September 30,
                                 --------------------
                                   2004        2003
                                 ---------  ---------
Revenue:
Investment Services              $ 149,435  $ 128,171
Insurance Services                  66,636     56,178
Information Services                52,058     52,085
                                 ---------  ---------
   Total revenue                 $ 268,129  $ 236,434
                                 =========  =========

Operating income (loss):
Investment Services              $  18,268  $  16,413
Insurance Services                  11,991     10,460
Information Services                11,574     12,887
Corporate                           (6,673)    (5,180)
                                 ---------  ---------
   Total operating income        $  35,160  $  34,580
                                 =========  =========

Restructuring, impairment and
 other charges:
Investment Services              $     112  $   5,438
Insurance Services                     381      6,176
Information Services                     -        145
Corporate                               (5)       865
                                 ---------  ---------
   Total restructuring,
     impairment and other
       charges                   $     488  $  12,624
                                 =========  =========
   Total consolidated operating
     earnings                    $  34,672  $  21,956
                                 =========  =========

9.    SEC INVESTIGATION

      On May 17, 2004, the Company announced that it would restate its financial results for the fiscal years ended June 30, 2003, 2002, and 2001 and for the quarters ended December 31 and September 30, 2003 in order to record adjustments for correction of errors resulting from various accounting matters in the Life Insurance Services division. An amended Annual Report on Form 10-K for the fiscal year ended June 30, 2003 was filed with the Securities and Exchange Commission ("SEC") on August 10, 2004 along with amended Quarterly Reports on Form 10-Q for the quarters ended December 31 and September 30, 2003 to reflect the restated financial results. All referenced amounts and comparisons in the accompanying condensed consolidated financial statements, notes and management's discussion and analysis reflect the balances and amounts on a restated basis. The Audit Committee of the Company's Board of Directors conducted an independent investigation into the events and circumstances that resulted in the restatement and retained independent counsel to assist in such investigation. The Company notified the SEC in May 2004 of its intention to restate prior period financial results. Subsequently, the SEC advised the Company that the SEC is conducting an investigation into the facts and circumstances related to the restatement. The Company has cooperated and intends to continue to cooperate with the SEC's investigation.

10.   LEGAL PROCEEDINGS

      Following the Company's May 17, 2004 announcement regarding the restatement of its financial results, seven putative class action and two derivative lawsuits were filed against the Company and certain of its current and former officers in the United States District Court for the Southern District of New York. By order of the Court, all but one of the putative class actions have been consolidated into a single action, and on October 25, 2004, plaintiffs filed a consolidated amended complaint. The complaint purports to be brought on behalf of all shareholders who purchased the Company's securities between October 23, 2000 and May 17, 2004 and generally asserts that the Company, certain of its officers, and its auditor, PricewaterhouseCoopers LLP, allegedly violated the federal securities laws in connection with the purported issuance of false and misleading information concerning the Company's financial condition. The complaint seeks damages in an unspecified amount as well as unspecified equitable/injunctive relief.

      The remaining putative class action purports to be brought on behalf of all persons who acquired non-publicly traded BISYS securities from the Company as part of private equity transactions during the period October 23, 2000 to May 17, 2004. The complaint generally asserts that the Company and certain of its officers allegedly violated the federal securities laws in connection with the purported issuance of false and misleading information concerning the Company's financial condition, and seeks damages in an unspecified amount. Plaintiffs have not yet filed an amended complaint.

      The derivative complaints purport to be brought on behalf of the Company and generally assert that certain officers and directors are liable for alleged breaches of fiduciary duties, abuse of control, gross mismanagement, waste, and unjust enrichment that purportedly occurred between October 23, 2000 and the present. The derivative complaints seek disgorgement, constructive trust, and damages in an unspecified amount. The Court has ordered that the derivative actions be consolidated with one another; plaintiffs have not yet filed a consolidated amended complaint.

      The Company intends to defend itself vigorously against these claims but is unable to determine the ultimate outcome.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS OVERVIEW

      We provide outsourcing solutions that enable investment firms, insurance companies, and banks to more efficiently serve their customers, grow their businesses, and respond to evolving regulatory requirements. We currently support over 1,000 clients in the financial services industry through three business segments: Investment Services, Insurance Services, and Information Services.

      Our segments are separately managed strategic business units that offer different products and services. The Investment Services segment provides outsourcing services, including administration and distribution, to domestic and offshore mutual fund complexes, hedge funds and private equity funds and retirement plan services to small to mid-size retirement plans. The Insurance Services segment provides distribution solutions for commercial property and casualty, annuities, life, long-term care, disability and special risk insurance products; offers certification and continuing education training for insurance and investment professionals; and provides licensing-related software products and services. The Information Services segment provides information processing, imaging, and asset retention solutions to banks, insurance companies and corporate clients.

      Our growth strategy emphasizes internal revenue growth, supplemented by acquisitions of complementary businesses. Our objectives in the near term are to focus on internal revenue growth and margin expansion, improve customer service performance to achieve higher retention, and further invest in the development of our associates. We endeavor to expand the scope of our services through focused account management, emphasizing services with recurring revenues and long-term contracts. We achieve internal revenue growth and expand our business base through organic growth of our clients, sales of additional products and services to existing clients, and direct sales to new clients.

RESULTS OF OPERATIONS

      The following table presents the percentage of revenues represented by each item in our condensed consolidated statements of income for the periods indicated:

                                                         Three Months Ended
                                                            September 30,
                                                        --------------------
                                                        2004           2003
                                                        -----          -----
Revenues                                                100.0%         100.0%
                                                        -----          -----

Operating costs and expenses:
   Service and operating                                 65.0           63.4
   Selling, general and administrative                   19.2           19.5
   Amortization of intangible assets                      2.7            2.5
   Restructuring, impairment and other charges            0.2            5.3
                                                        -----          -----
Total operating costs and expenses                       87.1           90.7
                                                        -----          -----
Operating earnings                                       12.9            9.3
Interest income                                           0.2            0.2
Interest expense                                         (1.8)          (2.0)
Investment gains                                          1.6              -
                                                        -----          -----
Income before income taxes                               12.9            7.5
Income taxes                                              4.8            5.0
                                                        -----          -----
Net income                                                8.1%           2.5%
                                                        =====          =====

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2004 WITH THE THREE MONTHS ENDED SEPTEMBER 30, 2003.

      Revenues increased 13% from $236.4 million for the three months ended September 30, 2003 to $268.1 million for the three months ended September 30, 2004. This growth was derived from recently acquired businesses, sales to new clients, existing client growth, and cross sales to existing clients. Internal revenue growth approximated 10% for the three months ended September 30, 2004 over the same period last year.

      Service and operating expenses increased 16% from $149.9 million for the three months ended September 30, 2003 to $174.3 million for the three months ended September 30, 2004 and increased as a percentage of revenues from 63.4% to 65.0%. The dollar and percentage increases resulted from additional costs associated with greater revenues, lower margins in the Information Services segment, expenses associated with adding new clients, and changes in the mix of the business.

      Selling, general and administrative expenses increased 12% from $46.1 million for the three months ended September 30, 2003 to $51.5 million for the three months ended September 30, 2004 and decreased as a percentage of revenues from 19.5% to 19.2%. The dollar increase resulted from additional costs associated with greater revenues. The decrease as a percentage of revenues resulted from further utilization of existing general and administrative support resources.

      Amortization of intangible assets increased $1.3 million for the three months ended September 30, 2004 over the same period last year due to a higher level of intangible assets associated with recently acquired businesses and customer contracts.

      Interest expense increased $0.2 million for the three months ended September 30, 2004 over the same period last year primarily due to higher interest rates on borrowings under our revolving credit facility.

      Investment gains of $4.2 million were realized during the three months ended September 30, 2004 from the sale of a portion of an investment we held in the common stock of another publicly traded company. The remainder of the investment was sold in October 2004 and an additional gain of more than $4 million is expected to be recognized in the fiscal second quarter of 2005.

      The income tax provision of $12.8 million for the three months ended September 30, 2004 increased from $11.8 million for the three months ended September 30, 2003, due to higher taxable income. The provision represents an effective tax rate, excluding the impact of restructuring, impairment and other charges, of 37.0% and 37.25% for the periods ended September 30, 2004 and 2003, respectively. The decrease in the effective tax rate is primarily due to the mix of business in foreign tax jurisdictions, which have lower tax rates.

      Operating earnings, before restructuring, impairment and other charges, resulted in margins of 13.1% and 14.6% for the three months ended September 30, 2004 and 2003, respectively. The margin decrease was primarily due to a margin decline in the Investment Services group for expenses associated with adding new clients and a margin decline in the Information Services group due to flat revenues and ongoing investments in several new products.

RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES

      During the three months ended September 30, 2004 and 2003, we recorded pre-tax restructuring, impairment and other charges of $0.5 million and $12.6 million, respectively. The charges primarily relate to the integration, consolidation, and reorganization of certain business operations in the Company's European Fund Services division and the Life Insurance Services division, and the recording of estimated amounts for certain litigation expenses.

      A summary of these items follows:

                                                           Three Months Ended
                                                              September 30,
                                                           -------------------
                                                           2004         2003
                                                           ----        -------
Restructuring charges                                      $107        $ 5,462
Impairment charges                                            -          4,515
Litigation and other charges                                381          2,647
                                                           ----        -------
  Total restructuring, impairment and other charges        $488        $12,624
                                                           ====        =======

      The following summarizes activity with respect to restructurings for the three months ended September 30, 2004:

Restructuring accrual at June 30, 2004          $ 3,849
                                                -------
Expense provision:
   Employee severance                               263
   Reversals                                         (8)
   Currency translation gain                       (148)
                                                -------
      Total                                         107
                                                -------
Cash payments and other                           1,858
                                                -------
Remaining accrual at September 30, 2004:
Employee severance                                1,212
Facility closure                                    886
                                                -------
      Total                                     $ 2,098
                                                =======


      Restructuring charges of $0.1 million during the three months ended September 30, 2004 were related to the ongoing restructuring of the European mutual fund services operations and were comprised of severance totaling $0.3 million, offset by currency translation gains of $0.1 million.

      For the three months ended September 30, 2003, restructuring charges of $5.5 million were comprised of severance totaling $4.2 million and lease termination costs of $1.3 million. Severance charges resulted from the termination of approximately 175 employees representing all levels of staffing. In connection with our restructuring activities, we recorded asset impairment charges of $4.5 million in the first quarter of fiscal 2004. Of these charges, $3.9 million relates to impairment of an intangible asset and other long-lived assets as a result of our plan to restructure our European mutual fund services operations and to exit certain European locations following the acquisition of two of our significant customers by acquirers with existing fund services capabilities. We also recorded an additional tax valuation allowance of $5.2 million for deferred tax assets associated with tax loss carryforwards arising from the European mutual fund services operations as we believe the deferred tax assets will not be realized.

      In connection with the aforementioned restructuring of the European mutual fund services operations, additional contract termination costs of approximately $1.0 million are expected to be recognized in the second quarter of fiscal 2005 in accordance with FAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities."

      Based on internal analysis and discussions with counsel on the status of various litigation matters and contract disputes, we recorded a charge of approximately $2.6 million during the three months ended September 30, 2003 related to breach of contract claims in the life insurance services business. The total amount of the charge includes an estimated resolution amount and actual legal fees incurred. We intend to continue to vigorously defend the claims asserted and have asserted a number of counterclaims.

SEGMENT INFORMATION

      The following table sets forth revenue and operating income by business segment and for corporate operations for the three months ended September 30, 2004 and 2003. Measures used to assess segment performance include revenues and operating earnings, exclusive of restructuring, impairment and other charges. Segment operating earnings exclude restructuring, impairment and other charges since they are not allocated to the segments for internal evaluation purposes. While these items are identifiable to the business segments, they are not included in the measurement of segment operating earnings provided to the chief operating decision maker for purposes of assessing segment performance and decision making with respect to resource allocation.

                                         (in thousands)
                                       Three Months Ended
                                         September 30,
                                   ---------------------------
                                      2004             2003
                                   ---------         ---------
Revenue:
   Investment Services             $ 149,435         $ 128,171
   Insurance Services                 66,636            56,178
   Information Services               52,058            52,085
                                   ---------         ---------
     Total revenue                 $ 268,129         $ 236,434
                                   =========         =========

Operating income (loss):
   Investment Services             $  18,268         $  16,413
   Insurance Services                 11,991            10,460
   Information Services               11,574            12,887
   Corporate                          (6,673)           (5,180)
                                   ---------         ---------
     Total operating income        $  35,160         $  34,580
                                   =========         =========

Restructuring, impairment
  and other charges:
Investment Services                $     112         $   5,438
Insurance Services                       381             6,176
Information Services                       -               145
Corporate                                 (5)              865
                                   ---------         ---------
   Total restructuring,
      impairment and other
        charges                    $     488         $  12,624
                                   =========         =========

   Total consolidated
        operating earnings         $  34,672         $  21,956
                                   =========         =========

      Internal revenue growth (excluding acquisitions) for Investment Services, Insurance Services, and Information Services approximated 17%, 3%, and 0%, respectively, during the three months ended September 30, 2004 over the same period last year. A substantial portion of our revenues, especially in the Investment and Information Services business segments, are recurring in nature and are derived from long-term customer contracts with terms that generally average from three to five years.

      Revenue in the Investment Services business segment increased $21.3 million, or 16.6%, during the three months ended September 30, 2004, over the same period last year. The revenue increase was primarily due to the addition of several new clients and increased assets under administration. Operating income in the Investment Services business segment increased $1.9 million, or 11.3%, during the fiscal first quarter. Operating margins were 12.2% and 12.8% for the three months ended September 30, 2004 and 2003, respectively. The margin decreased primarily due to expenses associated with adding new clients to our Fund and Retirement Services platforms and additional investments in both our Hedge Fund and Private Equity businesses. For fiscal year 2005, margins in the Investment Services segment are expected to expand modestly and internal revenue growth is expected to be in the range of 6% to 9%. The projected rate of internal revenue growth reflects the loss of a significant Fund Services client in the second half of the fiscal year representing approximately $25 to $30 million of annualized revenue. The loss of the customer was the result of the acquiring entity's decision to use its in-house solution to service the acquired client.

      Revenue in the Insurance Services business segment increased $10.5 million, or 18.6%, during the three months ended September 30, 2004, over the same period last year. The revenue increase was primarily from the acquisition of USA Insurance Group in November 2003. Operating income in the Insurance Services business segment increased $1.5 million, or 14.6%, during the fiscal first quarter. Operating margins were 18.0% and 18.6% for the three months ended September 30, 2004 and 2003, respectively. The margin decrease was primarily due to additional investments in sales support, customer service, finance, and IT resources. For fiscal year 2005, internal revenue growth is expected to be positive and margins in the Insurance Services business segment are expected to be in the range of 17% to 19%.

      Revenue in the Information Services business segment decreased $0.03 million, or 0.1%, during the three months ended September 30, 2004, over the same period last year. The revenue decrease was due to the loss of a major customer in the latter half of 2004, offset by existing client growth, cross sales of ancillary products and services to existing clients, and sales to new clients. Operating income in the Information Services business segment decreased $1.3 million, or 10.2%, during the fiscal first quarter. Operating margins were 22.2% and 24.7% for the three months ended September 30, 2004 and 2003, respectively. The margin decrease was primarily due to flat revenue and ongoing investments in the growth of several new products. For fiscal year 2005, margins in the Information Services business segment are expected to decline by approximately 400 basis points, and revenue is expected to be lower than fiscal 2004 due to the loss of a major customer that was acquired and deconverted in the latter half of fiscal 2004.

      Corporate operations represent charges for our human resources, legal, accounting and finance functions, and various other unallocated overhead charges. Corporate expenses of $6.7 million for the three months ended September 30, 2004 increased from $5.2 million in the same period last year primarily due to additional expenses of more than $1 million related to the restatement process, Sarbanes Oxley implementation, and other legal and accounting fees.

FINANCIAL CONDITION

      At September 30, 2004 and June 30, 2004, we had cash and cash equivalents of $95.5 million and $139.9 million, respectively. Cash and cash equivalents held outside the U.S. at September 30, 2004 and June 30, 2004 amounted to $54.1 million and $50.9 million, respectively. Stockholders' equity was $803.2 million and $785.0 million at September 30, 2004 and June 30, 2004, respectively.

      Capital expenditures were $8.2 million in fiscal first quarter of 2005 and are expected to approximate $30 to $35 million for fiscal year 2005.

LIQUIDITY AND CAPITAL RESOURCES

      At September 30, 2004, we had outstanding borrowings of $7 million against our $300 million revolving credit facility and a $100 million term loan under the credit facility. The revolver and term loan bear interest at LIBOR plus a margin of 1.025% and 1.25%, respectively, resulting in a weighted average interest rate of 3.11% on all outstanding borrowings under the facility at September 30, 2004. The facility is used to support our working capital requirements, repurchase our common stock, and fund our future acquisitions. At September 30, 2004, we had $2.7 million outstanding in letters of credit and $300 million of outstanding 4% convertible subordinated notes due March 2006. Our debt ratio (total debt/total debt plus equity) is 0.34 at September 30, 2004, and our maximum debt ratio may not exceed 0.50 under the terms of the revolving credit facility. At September 30, 2004, we were in compliance with all financial covenants required by the credit facility.

      We manage our debt structure and interest rate risk through the use of fixed- and floating-rate debt. While changes in interest rates could decrease interest income or increase interest expense, we do not believe that it has a material exposure to changes in interest rates based on the relative size of our interest bearing assets and liabilities. We do not undertake any specific actions concerning exposure to interest rate risk, and we are not party to any interest rate management transactions.

      Our strategy includes the acquisition of complementary businesses financed by a combination of internally generated funds, borrowings from the revolving credit facility, long-term debt and common stock. Our policy is to retain earnings to support future business opportunities, rather than to pay dividends. We have historically used a significant portion of our cash flow from operations to fund acquisitions and capital expenditures, with any remainder used to reduce outstanding borrowings under the credit facility or repurchase our own common stock. We believe that our cash flow from operations, together with other available sources of funds, will be adequate to meet our funding requirements. In the event that we make significant future acquisitions, however, we may raise funds through additional borrowings or the issuance of securities.

      Accounts receivable represented 44 and 45 days sales outstanding (DSO) at September 30, 2004 and 2003, respectively, based on quarterly revenues. The calculation of DSO for accounts receivable excludes insurance premiums and commissions receivable arising from our insurance-related businesses. DSO is less relevant for this type of receivable because it includes premiums that are ultimately remitted to the insurer and not recognized as revenue. Additionally, certain life insurance commissions due from insurance carriers have customary payment terms of up to twelve months. We regularly evaluate our accounts receivable position relative to our revenues and monitor our accounts receivable aging as part of managing our receivable portfolio. Credit risk is generally mitigated by reasonably short payment terms, the nature of our customers

      (i.e., commercial banks, mutual funds, and insurance carriers) and our large and diverse customer base. We generally do not require collateral for accounts receivable.

      For the three months ended September 30, 2004, operating activities provided cash of $19.3 million, primarily as a result of net income of $21.7 million, depreciation and amortization of $16.0 million, and deferred income taxes of $9.9 million offset by changes in working capital items of $24.6 million. Investing activities used cash of $0.5 million, primarily for capital expenditures of $8.2 million, offset by $7.4 million of proceeds from the sale of investments. Financing activities used cash of $63.2 million, comprised of repurchases of our stock of $8.7 million and net payments of short-term borrowings of $59.0 million, offset by proceeds from repayment of notes receivable from shareholders of $4.4 million.

      Repurchases of the Company's common stock have occurred and are expected to continue to occur from time to time in the open market to offset the possible dilutive effect of shares issued under employee benefit plans, for possible use in future acquisitions, and for general and other corporate purposes. The following table presents stock repurchase activity during the three months ended September 30, 2004 and the year ended June 30, 2004 under programs authorized by the Board of Directors, disclosing total shares repurchased under each program and the associated cost. Upon authorization of each new stock repurchase program, the former program is superseded and replaced.

                                             Three Months Ended            Year Ended
                                             September 30, 2004           June 30, 2004
                                            -------------------       ---------------------
                                            Shares        Cost        Shares          Cost
                                            ------       ------       ------        -------
Share Repurchase Programs:
$100 million, authorized August 2002            -        $    -        3,158        $46,153
$100 million, authorized November 2003        636         8,754          869         13,565
                                              ---        ------        -----        -------
Total Stock Repurchases                       636        $8,754        4,027        $59,718
                                              ===        ======        =====        =======

FORWARD-LOOKING STATEMENTS

      This Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this report contain forward-looking statements that are based on management's current expectations, estimates, forecasts and assumptions concerning future events. In addition, other written or oral statements that constitute forward-looking statements may be made by or on behalf of management. These statements are subject to numerous known and unknown risks, uncertainties and assumptions that could cause actual events or results to differ materially from those projected. Words such as "believes," "anticipates," "expects," "intends," "estimates, "projects," "plans," "targets," and variations of such words and similar expressions are intended to identify such forward-looking statements. Except as required under the federal securities laws and the rules and regulations of the Securities and Exchange Commission (SEC), we do not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, changes in assumptions or otherwise. Although we believe that its plans, intentions, and expectations reflected in or suggested by the forward-looking statements made in this report are reasonable, there can be no assurance that such plans, intentions or expectations will be achieved.

      The risks, uncertainties and assumptions include: achieving planned revenue growth in each of our business units; renewal of material contracts in our business units consistent with past experience; successful and timely integration of significant businesses acquired by us and realization of anticipated synergies; increasing price, products, and services competition by U.S. and non-U.S. competitors, including new entrants; changes in U.S. and non-U.S. governmental regulations; the timely implementation of our restructuring programs and financial plans; general U.S. and non-U.S. economic and political conditions, including the global economic environment and interest rate and currency exchange rate fluctuation; continuing development and maintenance of appropriate business continuity plans for our processing systems; absence of consolidation among client financial institutions or other client groups; timely conversion of new customer data to our platforms; attracting and retaining qualified key employees; no material breach of security of any of our systems; control of costs and expenses; continued availability of financing, and financial resources on the terms required to support our future business endeavors; the mix of products and services; compliance with the covenants and restrictions of our bank credit facility and convertible subordinated notes indenture; and the outcome of pending and future litigation and governmental or regulatory proceedings.

      These are representative of the risks, uncertainties and assumptions that could affect the outcome of the forward-looking statements. In addition, such statements could be affected by general industry and market conditions and growth rates, and other future events.

ITEM 4. CONTROLS AND PROCEDURES

As previously disclosed, we engaged in a review and analysis of estimates used in determining the level of commissions receivable in our Life Insurance Services division. As a result of our efforts, we determined that an adjustment to commissions receivable in our Life Insurance division, together with corresponding adjustments to revenues and expenses, should be recorded and reflected in a restatement of our prior period financial results. In connection with the aforementioned review, we also identified adjustments relating to acquisition accounting for certain acquired entities in the Life Insurance business, resulting in a reduction in goodwill and deferred tax liabilities over the affected periods, and adjustments to commissions payable as a result of an understatement in agent commissions payable. These adjustments were also reflected in the restatement of our prior period financial results. In addition, in reviewing our past practices, procedures and processes, we have determined that there needs to be revisions to such practices, procedures and processes. In this regard, we concluded there was a material weakness in our internal controls over financial reporting relating to the validation and monitoring of assumptions underlying the estimates used to compute certain first year, bonus and renewal commissions receivable and with respect to related documentation and review processes for significant accounting entries, including entries relating to acquisition accounting.

To date, we have taken steps to improve our internal controls at our Life Insurance Services division, including the following:

      - Added personnel to the accounts receivable department to allow for more timely reconciliation and adjustment of aged accounts receivable and related agent payable accounts;

      - Added senior management personnel to the finance staff focused on financial accounting, financial reporting and financial controls;

      - Enhanced processes for reviewing and monitoring reserves for commissions receivable;

      - Augmented review of commission revenue transactions to ensure adherence to our revenue recognition policies;

      - Improved process for documentation and review of significant accounting entries and balance sheet account reconciliations;

      - Initiated system enhancements to further automate processes associated with cash receipts, accounts receivable and revenue recognition; and

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

We carried out an evaluation as of the end of the period covered by this report on Form 10-Q, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing and upon taking into consideration the steps described above to remediate the noted material weakness, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

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

                                     PART II

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

         (e) Issuer Purchases of Equity Securities

                                                               (c) Total Number   (d) Approximate
                                                                   of Shares       Dollar Value of
                                                               Purchased as Part   Shares that May
                      (a) Total Number     (b) Average Price       of Publicly     Yet Be Purchased
                          of Shares          Paid per Share    Announced Plans    Under the Plans or
    Period                Purchased                               or Programs          Programs
--------------        ----------------     -----------------   -----------------  ------------------
July 2004                       -                     -                    -        $ 86,435,340
August 2004               550,630               $ 13.67              550,630        $ 78,910,598
September 2004             85,000               $ 14.46               85,000        $ 77,681,477
Total                     635,630               $ 13.77              635,630        $ 77,681,477

         Effective November 12, 2003, the Board of Directors authorized a stock buy-back program of up to $100 million. Purchases have occurred and will continue to occur from time to time in the open market to offset the possible dilutive effects of shares issued under employee benefit plans, for possible use in future acquisitions, and for general and other corporate purposes.

ITEM 5.  OTHER INFORMATION

         Legal Proceedings

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

         Following the Company's May 17, 2004 announcement regarding the restatement of its financial results, seven putative class action and two derivative lawsuits were filed against the Company and certain of its current and former officers in the United States District Court for the Southern District of New York. By order of the Court, all but one of the putative class actions have been consolidated into a single action, and on October 25, 2004, plaintiffs filed a consolidated amended complaint. The complaint purports to be brought on behalf of all shareholders who purchased the Company's securities between October 23, 2000 and May 17, 2004 and generally asserts that the Company, certain of its officers, and its auditor, PricewaterhouseCoopers LLP, allegedly violated the federal securities laws in connection with the purported issuance of false and misleading information concerning the Company's financial condition. The complaint seeks damages in an unspecified amount as well as unspecified equitable/injunctive relief.

         The remaining putative class action purports to be brought on behalf of all persons who acquired non-publicly traded BISYS securities from the Company as part of private equity transactions during the period October 23, 2000 to May 17, 2004. The complaint generally asserts that the Company and certain of its officers allegedly violated the federal securities laws in connection with the purported issuance of false and misleading information concerning the Company's financial condition, and seeks damages in an unspecified amount. Plaintiffs have not yet filed an amended complaint.

         The derivative complaints purport to be brought on behalf of the Company and generally assert that certain officers and directors are liable for alleged breaches of fiduciary duties, abuse of control, gross mismanagement, waste, and unjust enrichment that purportedly occurred between October 23, 2000 and the present. The derivative complaints seek disgorgement, constructive trust, and damages in an unspecified amount. The Court has ordered that the derivative actions be consolidated with one another; plaintiffs have not yet filed a consolidated amended complaint.

         The Company intends to defend itself vigorously against these claims but is unable to determine the ultimate outcome.

         SEC Investigation

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)   EXHIBITS

         Exhibit 10.1 - Form of Incentive Stock Option Agreement

         Exhibit 10.2 - Form of Non-Qualified Stock Option Agreement

         Exhibit 10.3 - Form of Restricted Stock Agreement

         Exhibit 31.1 - Rule 13a-14(a)/15d-14(a) Certification of Chief
                        Executive Officer

         Exhibit 31.2 - Rule 13a-14(a)/15d-14(a) Certification of Chief
                        Financial Officer

         Exhibit 32 - Section 1350 Certifications

   (b)   REPORTS ON FORM 8-K

         A Current Report on Form 8-K, dated September 27, 2004, was filed with the Securities and Exchange Commission to report on the announcement of the Company's filing of its previously delayed Annual Report on Form 10-K (Item 8).

         A Current Report on Form 8-K, dated August 31, 2004, was filed with the Securities and Exchange Commission to report on the resignation of Lynn Mangum, Chairman and Director of the Company, and appointment of his replacement as well as a newly elected Director and member of the Audit Committee (Item 5).

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          THE BISYS GROUP, INC.

Date: November 8, 2004                    By:  /s/ James L. Fox
                                              ----------------------------------

                                              James L. Fox
                                              Executive Vice President and
                                              Chief Financial Officer
                                              (Duly Authorized Officer)

                              THE BISYS GROUP, INC.
                                  EXHIBIT INDEX

Exhibit No.

      (10.1) Form of Incentive Stock Option Agreement

      (10.2) Form of Non-Qualified Stock Option Agreement

      (10.3) Form of Restricted Stock Agreement

      (31.1) Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

      (31.2) Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

      (32) Section 1350 Certifications