Form 10-Q
period 2004-12-31
BISYS GROUP INC
filed 2005-02-09
CIK 883587

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

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2004

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

AS OF JANUARY 31, 2005, THERE WERE 120,805,664 SHARES OF COMMON STOCK, PAR VALUE $0.02 PER SHARE, OF THE REGISTRANT OUTSTANDING.

                        This document contains 28 pages.

================================================================================

                              THE BISYS GROUP, INC.
                               INDEX TO FORM 10-Q

                                                                                                             PAGE
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Condensed Consolidated Statements of Income for the three and six
                      months ended December 31, 2004 and 2003                                                  3

                  Condensed Consolidated Balance Sheets as of December 31, 2004 and
                      June 30, 2004                                                                            4

                  Condensed Consolidated Statements of Cash Flows for the six months
                      ended December 31, 2004 and 2003                                                         5

                  Notes to Condensed Consolidated Financial Statements                                         6

         Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                                       15

         Item 4.  Controls and Procedures                                                                     23

PART II. OTHER INFORMATION

         Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity
                  Securities                                                                                  24

         Item 4.  Submission of Matters to a Vote of Security Holders                                         24

         Item 5.  Other Information                                                                           25

         Item 6.  Exhibits and Reports on Form 8-K                                                            26

SIGNATURES                                                                                                    27

EXHIBIT INDEX                                                                                                 28

                                     PART I

                          ITEM 1. FINANCIAL STATEMENTS

                     THE BISYS GROUP, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                  Three Months Ended      Six Months Ended
                                                     December 31,            December 31,
                                                ---------------------   ---------------------
                                                   2004       2003         2004       2003
                                                ---------   ---------   ---------   ---------
Revenues                                        $ 276,338   $ 261,381   $ 544,467   $ 497,815
                                                ---------   ---------   ---------   ---------

Operating costs and expenses:
   Service and operating                          177,793     166,314     352,132     316,233
   Selling, general and administrative             55,460      49,397     106,940      95,526
   Amortization of intangible assets                6,987       6,693      14,137      12,499
   Restructuring, impairment and other charges      2,350       2,151       2,838      14,775
                                                ---------   ---------   ---------   ---------
Total operating costs and expenses                242,590     224,555     476,047     439,033
                                                ---------   ---------   ---------   ---------

Operating earnings                                 33,748      36,826      68,420      58,782
Interest income                                       626         282       1,106         607
Interest expense                                   (4,526)     (4,735)     (9,377)     (9,399)
Investment gains                                    4,331           -       8,524           -
                                                ---------   ---------   ---------   ---------
Income before income taxes                         34,179      32,373      68,673      49,990
Income taxes                                       12,304      12,059      25,067      23,833
                                                ---------   ---------   ---------   ---------
Net income                                      $  21,875   $  20,314   $  43,606   $  26,157
                                                =========   =========   =========   =========

Basic earnings per share                        $    0.18   $    0.17   $    0.36   $    0.22
                                                =========   =========   =========   =========

Diluted earnings per share                      $    0.18   $    0.17   $    0.36   $    0.22
                                                =========   =========   =========   =========

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                     THE BISYS GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                    December 31,                  June 30,
                                                                                        2004                        2004
                                                                                   -------------              ---------------
ASSETS

Current assets:
   Cash and cash equivalents                                                       $     144,606              $       139,872
   Restricted cash                                                                        49,007                       67,125
   Accounts receivable, net                                                              100,121                       96,385
   Insurance premiums and commissions receivable, net                                    121,967                       87,154
   Deferred tax asset                                                                     11,901                       13,484
   Other current assets                                                                   39,251                       49,747
                                                                                   -------------              ---------------
      Total current assets                                                               466,853                      453,767
   Property and equipment, net                                                           108,998                      112,074
   Goodwill                                                                              802,178                      802,178
   Intangible assets, net                                                                196,862                      211,298
   Other assets                                                                           25,581                       32,923
                                                                                   -------------              ---------------
      Total assets                                                                 $   1,600,472              $     1,612,240
                                                                                   =============              ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current maturities of long-term debt                                            $      18,750              $         6,250
   Short-term borrowings                                                                       -                       66,000
   Accounts payable                                                                       17,857                       17,397
   Insurance premiums and commissions payable                                            148,170                      126,173
   Other current liabilities                                                             146,827                      158,459
                                                                                   -------------              ---------------
      Total current liabilities                                                          331,604                      374,279
   Long-term debt                                                                        381,250                      393,750
   Deferred tax liability                                                                 62,693                       54,669
   Other liabilities                                                                       6,272                        4,560
                                                                                   -------------              ---------------
      Total liabilities                                                                  781,819                      827,258
                                                                                   -------------              ---------------

Stockholders' equity:
   Common stock, $0.02 par value, 320,000,000 shares authorized, 121,238,514
    and 120,836,315 shares issued                                                          2,425                        2,417
   Additional paid-in capital                                                            395,417                      389,484
   Retained earnings                                                                     445,836                      403,738
   Notes receivable from stockholders                                                     (3,718)                      (8,116)
   Employee benefit trust, 415,242 and 342,613 shares                                     (6,558)                      (5,507)
   Deferred compensation                                                                   6,708                        5,292
   Unearned compensation - restricted stock                                               (9,738)                      (6,199)
   Accumulated other comprehensive income                                                    447                        6,337
   Treasury stock at cost, 865,617 and 158,559 shares                                    (12,166)                      (2,464)
                                                                                   -------------              ---------------
      Total stockholders' equity                                                         818,653                      784,982
                                                                                   -------------              ---------------
      Total liabilities and stockholders' equity                                   $   1,600,472              $     1,612,240
                                                                                   =============              ===============

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                     THE BISYS GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                 Six Months Ended
                                                                                                   December 31,
                                                                                       -----------------------------------
                                                                                            2004                  2003
                                                                                       ------------           ------------
Cash flows from operating activities:
Net income                                                                             $     43,606           $     26,157
Adjustments to reconcile net income to net cash provided by operating activities:
   Restructuring, impairment and other charges                                                2,838                 14,775
   Depreciation and amortization                                                             31,980                 29,251
   Deferred income tax provision                                                             13,855                  7,968
   Investment gains                                                                          (8,524)                     -
   Change in operating assets and liabilities, net of effects from acquisitions              (5,446)                 7,056
                                                                                       ------------           ------------
Net cash provided by operating activities                                                    78,309                 85,207
                                                                                       ------------           ------------

Cash flows from investing activities:
   Acquisition of businesses, net of cash acquired                                                -                (41,709)
   Payments related to businesses previously acquired                                          (319)                (2,851)
   Capital expenditures                                                                     (14,830)               (16,802)
   Proceeds from sale of investments                                                         14,772                      -
   Change in other investments                                                                  677                  1,348
                                                                                       ------------           ------------
Net cash provided by (used in) investing activities                                             300                (60,014)
                                                                                       ------------           ------------

Cash flows from financing activities:
   Short-term borrowings, net                                                               (66,000)                28,000
   Proceeds from exercise of stock options                                                    3,543                  5,547
   Repurchases of common stock                                                              (15,816)               (53,244)
   Repayment of notes receivable from stockholders                                            4,398                      -
                                                                                       ------------           ------------
Net cash used in financing activities                                                       (73,875)               (19,697)
                                                                                       ------------           ------------

Net increase in cash and cash equivalents                                                     4,734                  5,496

Cash and cash equivalents at beginning of period                                            139,872                 79,558
                                                                                       ------------           ------------

Cash and cash equivalents at end of period                                             $    144,606           $     85,054
                                                                                       ============           ============

            The accompanying notes are an integral part of condensed
                       consolidated financial statements.

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

      RESTRICTED CASH

      Unremitted insurance premiums are held in a fiduciary capacity and approximated $49.0 million and $67.1 million at December 31, 2004 and June 30, 2004, respectively. The period for which the Company holds such funds is dependent upon the date the agent or broker remits the payment of the premium to the Company and the date the Company is required to forward such payment to the insurer.

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

      INVESTMENTS

      Management determines the appropriate classification of investments in equity securities at the time of purchase. Marketable equity securities available for sale are carried at market value based upon quoted market prices. Unrealized gains or losses on available for sale securities are accumulated as an adjustment to stockholders' equity, net of related deferred income taxes. Realized gains or losses are computed based on specific identification of the securities sold. Net realized gains from securities sold during the three and six months ended December 31, 2004 were $4.3 million and $8.5 million, respectively.

      STOCK-BASED COMPENSATION

      The Company accounts for its stock option, restricted stock and stock purchase plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Accordingly, compensation expense has been recorded for restricted stock awards, and no expense has been recorded for the Company's other stock-based plans. The following table presents the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FAS No. 123, "Accounting for Stock-Based Compensation":

                                                                Three Months Ended                 Six Months Ended
                                                                   December 31,                       December 31,
                                                         ------------------------------       ---------------------------
                                                            2004                2003             2004             2003
                                                         ---------           ----------       ----------       ----------
Net income, as reported                                  $  21,875           $   20,314       $   43,606       $   26,157

Add: Stock-based employee compensation expense
   included in reported net income, net of related
   tax effects                                                 706                  298            1,166              463

Deduct: Total stock-based employee compensation
   expense determined under fair value based method,
   net of related tax effects                               (4,813)              (4,000)          (9,151)          (8,096)
                                                         ---------           ----------       ----------       ----------
Pro forma net income                                     $  17,768           $   16,612       $   35,621       $   18,524
                                                         =========           ==========       ==========       ==========
Earnings per share:
   Basic, as reported                                    $    0.18           $     0.17       $     0.36       $     0.22
                                                         =========           ==========       ==========       ==========
   Basic, pro forma                                      $    0.15           $     0.14       $     0.30       $     0.15
                                                         =========           ==========       ==========       ==========
   Diluted, as reported                                  $    0.18           $     0.17       $     0.36       $     0.22
                                                         =========           ==========       ==========       ==========
   Diluted, pro forma                                    $    0.15           $     0.14       $     0.30       $     0.15
                                                         =========           ==========       ==========       ==========

      RECENT ACCOUNTING PRONOUNCEMENTS

      In December 2004, the Financial Accounting Standards Board (FASB) issued FAS123R, "Share Based Payment," a revision of FAS123, "Accounting for Stock-Based Compensation." FAS123R requires companies to expense the fair value of employee stock options and similar awards, is effective for periods beginning after June 15, 2005, and supersedes APB 25. Management plans to adopt FAS123R effective July 1, 2005 and is presently analyzing the alternative transition methods and option pricing models that are available under the new standard.

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

3.    COMPREHENSIVE INCOME

      The components of comprehensive income are as follows:

                                                      Three Months Ended        Six Months Ended
                                                          December 31,            December 31,
                                                    ----------------------   ----------------------
                                                       2004        2003         2004        2003
                                                    ---------   ----------   ---------   ----------
Net income                                          $  21,875   $   20,314   $  43,606   $   26,157
Unrealized gain on investments, net of tax                  2        3,126          29        3,138
Reclassification adjustment for gains included in
   net income, net of tax                              (2,742)           -      (5,817)           -
Foreign currency translation adjustment                   123          360        (102)         617
                                                    ---------   ----------   ---------   ----------
   Total comprehensive income                       $  19,258   $   23,800   $  37,716   $   29,912
                                                    =========   ==========   =========   ==========

4.    EARNINGS PER SHARE

      Basic and diluted EPS computations for the three and six months ended December 31, 2004 and 2003 are as follows:

                                                  Three Months Ended         Six Months Ended
                                                      December 31,              December 31,
                                                -----------------------   -------------------------
                                                   2004         2003          2004          2003
                                                -----------   ---------   -----------   -----------
Basic EPS

Net income                                      $    21,875   $  20,314   $    43,606   $    26,157
                                                ===========   =========   ===========   ===========

Weighted average common shares outstanding          119,698     119,350       119,797       119,578
                                                ===========   =========   ===========   ===========

Basic earnings per share                        $      0.18   $    0.17   $      0.36   $      0.22
                                                ===========   =========   ===========   ===========

Diluted EPS

Net income                                      $    21,875   $  20,314   $    43,606   $    26,157
                                                ===========   =========   ===========   ===========

Weighted average common shares outstanding          119,698     119,350       119,797       119,578

Assumed conversion of common shares issuable
  under stock-based compensation plans                  863         741           710         1,152
                                                -----------   ---------   -----------   -----------

Weighted average common and common equivalent
  shares outstanding                                120,561     120,091       120,507       120,730
                                                ===========   =========   ===========   ===========
Diluted earnings per share                      $      0.18   $    0.17   $      0.36   $      0.22
                                                ===========   =========   ===========   ===========

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

      Certain stock options were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of common shares during the period, as follows:

                                               Three Months Ended                      Six Months Ended
                                                   December 31,                           December 31,
                                        -----------------------------------   -----------------------------------
                                              2004               2003               2004               2003
                                        ----------------   ----------------   ----------------   ----------------
Number of options excluded                         8,620             10,365              9,257              8,922

Option price per share                  $15.24 to $35.30   $14.21 to $35.30   $14.71 to $35.30   $16.22 to $35.30

Average market price of common shares
for the period                          $          15.24   $          14.21   $          14.58   $          16.02

5.    RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES

      FISCAL 2005

      During the three and six months ended December 31, 2004, the Company recorded pre-tax restructuring, impairment and other charges of $2.4 million and $2.8 million, respectively, as follows:

                                                      Three Months Ended   Six Months Ended
                                                       December 31, 2004   December 31, 2004
                                                      ------------------   -----------------
Restructuring charges                                     $    1,103           $   1,210
Impairment charges                                             1,025               1,025
Litigation and other charges                                     222                 603
                                                          ----------           ---------
  Total restructuring, impairment and other charges       $    2,350           $   2,838
                                                          ==========           =========

      Restructuring charges of $1.2 million during the six months ended December 31, 2004 were related to the completion of the restructuring of the European mutual fund services operations and were comprised of severance totaling $0.2 million and lease termination costs of $1.2 million, offset by reversals and currency translation gains of $0.2 million. The following summarizes activity with respect to the Company's restructuring activities for the six months ended December 31, 2004:

Restructuring accrual at June 30, 2004    $  3,849
                                          --------
Expense provision:
   Employee severance                          263
   Facilities                                1,190
   Reversals                                  (133)
   Currency translation gain                  (110)
                                          --------
       Total                                 1,210
                                          --------

Cash payments and other                      3,401
                                          --------
Remaining accrual at December 31, 2004:
Employee severance                              90
Facility closure                             1,568
                                          --------
       Total                              $  1,658
                                          ========

      The Company recorded asset impairment charges of $1.0 million during the three months ended December 31, 2004 related to other than temporary declines in the value of memberships in the New York and Boston Stock exchanges included in other assets on the accompanying condensed consolidated balance sheets.

      FISCAL 2004

      During the three and six months ended December 31, 2003, the Company recorded pre-tax restructuring, impairment and other charges of $2.2 million and $14.8 million, respectively, as follows:

                                                       Three Months Ended    Six Months Ended
                                                        December 31, 2003    December 31, 2003
                                                       ------------------    -----------------
Restructuring charges                                       $   1,950             $  7,413
Impairment charges                                                  -                4,515
Litigation and other charges                                      201                2,847
                                                            ---------             --------
  Total restructuring, impairment and other charges         $   2,151             $ 14,775
                                                            =========             ========

      The charges relate to the integration, consolidation, and reorganization of certain business operations, particularly in the Company's European Fund Services division and the Insurance Services group, and the recording of an estimated charge for litigation expenses.

      For the six months ended December 31, 2003, restructuring charges of $7.4 million were comprised of severance totaling $6.1 million and lease termination costs of $1.3 million. Severance charges resulted from the termination of approximately 330 employees representing all levels of staffing. In connection with its restructuring activities, the Company recorded asset impairment charges of $4.5 million. Of these charges, $3.9 million relates to impairment of an intangible asset and other long-lived assets as a result of the Company's plan to restructure its European mutual fund services operations and to exit certain European locations following the acquisition of two of the Company's significant customers by acquirers with existing fund services capabilities. The Company also recorded an additional tax valuation allowance of $5.2 million for deferred tax assets associated with tax loss carryforwards arising from the European mutual fund services operations as the Company believes the deferred tax assets will not be realized.

      Based on internal analysis and discussions with counsel on the status of various litigation matters and contract disputes, the Company recorded a charge of approximately $2.8 million during the six months ended December 31, 2003 related to breach of contract claims in the life insurance services business. The total amount of the charge includes an estimated resolution amount and actual legal fees incurred. The Company intends to continue to vigorously defend the claims asserted and has asserted a number of counterclaims.

6.    GOODWILL AND INTANGIBLE ASSETS

      GOODWILL

      The changes in carrying amount of goodwill by business segment for the six months ended December 31, 2004 were as follows:

                                       Investment    Insurance    Information
                                        Services     Services      Services        Total
                                       ----------   ----------   -------------   ----------
Balance, June 30, 2004                 $  311,191   $  455,597   $      35,390   $  802,178

Additions                                       -            -               -            -

Adjustments to previous acquisitions            -            -               -            -
                                       ----------   ----------   -------------   ----------
Balance, December 31, 2004             $  311,191   $  455,597   $      35,390   $  802,178
                                       ==========   ==========   =============   ==========

      INTANGIBLE ASSETS

      At December 31, 2004, acquired intangible assets were comprised of the following:

                        Gross Carrying    Accumulated
                            Amount       Amortization   Net Book Value
                        --------------   ------------   --------------
Customer related          $  213,421       $  (57,099)    $  156,322
Noncompete agreements         46,504          (19,808)        26,696
Other                         22,695           (8,851)        13,844
                          ----------       ----------     ----------
   Total                  $  282,620       $  (85,758)    $  196,862
                          ==========       ==========     ==========

      At June 30, 2004, acquired intangible assets were comprised of the following:

                        Gross Carrying    Accumulated
                            Amount       Amortization   Net Book Value
                        --------------   ------------   --------------
Customer related          $  218,621       $  (51,571)    $  167,050
Noncompete agreements         46,504          (17,066)        29,438
Other                         22,695           (7,885)        14,810
                          ----------       ----------     ----------
   Total                  $  287,820       $  (76,522)    $  211,298
                          ==========       ==========     ==========

      All of the Company's acquired intangible assets are subject to amortization. Amortization expense for acquired intangible assets was $7.0 million and $14.1 million for the three and six months ended December 31, 2004 and $27.0 million for the year ended June 30, 2004. Estimated annual amortization expense is $28.1 million in fiscal 2005, $27.0 million in fiscal 2006, $25.7 million in fiscal 2007, $24.9 million in fiscal 2008, and $22.8 million in fiscal 2009.

7. BORROWINGS

      In March 2004, the Company entered into a senior unsecured credit facility. The $400 million facility contains a $300 million revolving line of credit facility and a $100 million term loan. The facility, which expires March 31, 2008, supports working capital requirements, repurchases of the Company's common stock, and the funding of future acquisitions.

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

      The credit agreement requires the Company to maintain certain financial covenants and limits the Company's ability to incur future indebtedness and to pay dividends. As of December 31, 2004, no amounts were permitted for the payment of cash dividends.

      The Company may borrow under the revolving credit facility through March 2008 up to $300 million, reduced by any outstanding letters of credit ($2.6 million at December 31, 2004). The $100 million term loan has quarterly principal payments commencing on June 30, 2005 with a final maturity of March 31, 2008. Interest is payable quarterly for prime rate borrowings or at maturity for LIBOR borrowings, which range from 30 to 180 days. At December 31, 2004, the weighted average interest rate of the credit facility borrowings was 3.44%.

      Long-term debt also includes $300 million of 4% convertible subordinated notes due March 2006.

      Debt outstanding at December 31, 2004 and June 30, 2004 is as follows:

                                               December 31, 2004   June 30, 2004
                                               -----------------   -------------
Senior credit facility, term loan, at a rate
of 3.438% and 2.625%, respectively             $         100,000   $     100,000

Senior credit facility, revolving line of
credit, at a rate of 2.275%                                    -          66,000

Convertible subordinated 4% notes                        300,000         300,000
                                               -----------------   -------------
                                                         400,000         466,000

Less amounts due within one year                          18,750          72,250
                                               -----------------   -------------
Long-term debt                                 $         381,250   $     393,750
                                               =================   =============

      Long-term debt repayments at December 31, 2004 are due as follows:

2006    $ 312,500
2007       31,250
2008       37,500
        ---------
        $ 381,250
        =========

8.    SEGMENT INFORMATION

      The Company's segments are separately managed strategic business units that offer different products and services. The Investment Services segment provides outsourcing services, including administration and distribution, to domestic and offshore mutual fund complexes, hedge funds and private equity funds and retirement plan services to small to mid-size retirement plans. The Insurance Services segment provides distribution solutions for commercial property and casualty, annuities, life, long-term care, disability and special risk insurance products; offers certification and continuing education training for insurance and investment professionals; and provides licensing-related software products and services. The Information Services segment provides information processing, imaging, and corporate financial solutions to banks, insurance companies and corporate clients.

      The following table sets forth revenue and operating income by business segment for the three and six months ended December 31, 2004 and 2003. Measures used to assess segment performance include revenues and operating earnings, exclusive of restructuring, impairment and other charges. Segment operating earnings exclude restructuring, impairment and other charges since they are not allocated to the segments for internal evaluation purposes. While these items are identifiable to the business segments, they are not included in the measurement of segment operating earnings provided to the chief operating decision maker for purposes of assessing segment performance and decision making with respect to resource allocation.

                                                   Three Months Ended          Six Months Ended
                                                      December 31,                December 31,
                                                -----------------------     -----------------------
                                                  2004          2003          2004          2003
                                                ---------     ---------     ---------     ---------
Revenue:
Investment Services                             $ 149,195     $ 138,211     $ 298,630     $ 266,382
Insurance Services                                 73,323        66,488       139,959       122,666
Information Services                               53,820        56,682       105,878       108,767
                                                ---------     ---------     ---------     ---------
   Total revenue                                $ 276,338     $ 261,381     $ 544,467     $ 497,815
                                                =========     =========     =========     =========
Segment operating income:
Investment Services                             $  18,500     $  16,457     $  36,768     $  32,870
Insurance Services                                 14,275        13,841        26,266        24,301
Information Services                               12,258        14,839        23,832        27,726
                                                ---------     ---------     ---------     ---------
   Total segment operating income               $  45,033     $  45,137     $  86,866     $  84,897
                                                =========     =========     =========     =========

Corporate expenses                              $  (8,935)    $  (6,160)    $ (15,608)    $ (11,340)
                                                =========     =========     =========     =========
Restructuring, impairment and other charges:
Investment Services                             $   2,143     $     968     $   2,255     $   6,406
Insurance Services                                    222           755           603         6,931
Information Services                                    -           353             -           498
Corporate                                             (15)           75           (20)          940
                                                ---------     ---------     ---------     ---------
   Total restructuring, impairment and
      other charges                             $   2,350     $   2,151     $   2,838     $  14,775
                                                =========     =========     =========     =========

   Total consolidated operating earnings        $  33,748     $  36,826     $  68,420     $  58,782
                                                =========     =========     =========     =========

9.    REGULATORY INVESTIGATIONS

      On May 17, 2004, the Company announced that it would restate its financial results for the fiscal years ended June 30, 2003, 2002, and 2001 and for the quarters ended December 31 and September 30, 2003 in order to record adjustments for correction of errors resulting from various accounting matters in the Life Insurance Services division. An amended Annual Report on Form 10-K for the fiscal year ended June 30, 2003 was filed with the Securities and Exchange Commission ("SEC") on August 10, 2004 along with amended Quarterly Reports on Form 10-Q for the quarters ended December 31 and September 30, 2003 to reflect the restated financial results. All referenced amounts and comparisons in the accompanying condensed consolidated financial statements, notes and management's discussion and analysis reflect the balances and amounts on a restated basis. The Audit Committee of the Company's Board of Directors conducted an independent investigation into the events and circumstances that resulted in the restatement and retained independent counsel to assist in such investigation. The Company notified the SEC in May 2004 of its intention to restate prior period financial results. Subsequently, the SEC advised the Company that the SEC is conducting an investigation into the facts and circumstances related to the restatement. That investigation is ongoing. The Company has cooperated and intends to continue to cooperate with the SEC's investigation.

      The Company also is responding to SEC investigations and requests for information related to marketing and distribution arrangements, performance fees and redemption fees, and an NASD request for information into market timing and late trading in the mutual fund services business. Additionally, the Company recently received and is responding to a Letter of Inquiry from the California Department of Insurance requesting information on practices related to compensation arrangements with brokers in the commercial insurance services industry.

10.   LEGAL PROCEEDINGS

      Following the Company's May 17, 2004 announcement regarding the restatement of its financial results, seven putative class action and two derivative lawsuits were filed against the Company and certain of its current and former officers in the United States District Court for the Southern District of New York. By order of the Court, all but one of the putative class actions have been consolidated into a single action, and on October 25, 2004, plaintiffs filed a consolidated amended complaint. The complaint purports to be brought on behalf of all shareholders who purchased the Company's securities between October 23, 2000 and May 17, 2004 and generally asserts that the Company, certain of its officers, and its independent auditors allegedly violated the federal securities laws in connection with the purported issuance of false and misleading information concerning the Company's financial condition. The complaint seeks damages in an unspecified amount as well as unspecified equitable/injunctive relief. On December 23, 2004, the Company and the individual defendants filed separate motions to dismiss the complaint.

      The remaining putative class action purports to be brought on behalf of all persons who acquired non-publicly traded BISYS securities from the Company as part of private equity transactions during the period October 23, 2000 to May 17, 2004. The complaint generally asserts that the Company and certain of its officers allegedly violated the federal securities laws in connection with the purported issuance of false and misleading information concerning the Company's financial condition, and seeks damages in an unspecified amount. On November 29, 2004, plaintiffs filed an amended complaint. By order of the Court, the defendants' time to answer the complaint has been extended until resolution of the motion to dismiss the complaint described in the previous paragraph.

      The derivative complaints purport to be brought on behalf of the Company and generally assert that certain officers and directors are liable for alleged breaches of fiduciary duties, abuse of control, gross mismanagement, waste, and unjust enrichment that purportedly occurred between October 23, 2000 and the present. The derivative complaints seek disgorgement, constructive trust, and damages in an unspecified amount. The Court has ordered that the derivative actions be consolidated into a single action. On November 24, 2004, plaintiffs filed a consolidated amended complaint. On January 24, 2005, the Company and the individual defendants filed separate motions to dismiss the complaint.

      The Company intends to defend itself vigorously against these claims but is unable to determine the ultimate outcome.

11.   SUBSEQUENT EVENTS

      On January 7, 2005, the Company acquired RK Consulting, a New Jersey-based provider of investment fund administration services to the hedge fund and private equity industries. The acquisition of RK Consulting complements and expands the Company's Alternative Investment businesses. The Company purchased the assets of RK Consulting for cash consideration of approximately $83 million.

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

      Our segments are separately managed strategic business units that offer different products and services. The Investment Services segment provides outsourcing services, including administration and distribution, to domestic and offshore mutual fund complexes, hedge funds and private equity funds and retirement plan services to small to mid-size retirement plans. The Insurance Services segment provides distribution solutions for commercial property and casualty, annuities, life, long-term care, disability and special risk insurance products; offers certification and continuing education training for insurance and investment professionals; and provides licensing-related software products and services. The Information Services segment provides information processing, imaging, and corporate financial solutions to banks, insurance companies and corporate clients.

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

RESULTS OF OPERATIONS

      The following table presents the percentage of revenues represented by each item in our condensed consolidated statements of income for the periods indicated:

                                                 Three Months Ended               Six Months Ended
                                                    December 31,                     December 31,
                                                 ------------------               ----------------
                                                  2004       2003                  2004      2003
                                                 -------    -------               -----    -------
Revenues                                           100.0%     100.0%              100.0%     100.0%

Operating costs and expenses:
   Service and operating                            64.3       63.6                64.7       63.5
   Selling, general and administrative              20.1       18.9                19.6       19.2
   Amortization of intangible assets                 2.5        2.6                 2.6        2.5
   Restructuring, impairment and other charges       0.9        0.8                 0.5        3.0
                                                    ----       ----                ----      -----
Total operating costs and expenses                  87.8       85.9                87.4       88.2
                                                    ----       ----                ----      -----
Operating earnings                                  12.2       14.1                12.6       11.8
Interest income                                      0.2        0.1                 0.2        0.1
Interest expense                                    (1.6)      (1.8)               (1.8)      (1.9)
Investment gains                                     1.6          -                 1.6          -
                                                    ----       ----                ----      -----
Income before income taxes                          12.4       12.4                12.6       10.0
Income taxes                                         4.5        4.6                 4.6        4.8
                                                    ----       ----                ----      -----
Net income                                           7.9%       7.8%                8.0%       5.2%
                                                    ====       ====                ====      =====

COMPARISON OF THE THREE MONTHS ENDED DECEMBER 31, 2004 WITH THE THREE MONTHS ENDED DECEMBER 31, 2003

      Revenues increased 6% from $261.4 million for the three months ended December 31, 2003 to $276.3 million for the three months ended December 31, 2004. This growth was derived from sales to new clients, existing client growth, cross sales to existing clients, and recently acquired businesses. Internal revenue growth approximated 5% for the three months ended December 31, 2004 over the same period last year.

      Service and operating expenses increased 7% from $166.3 million for the three months ended December 31, 2003 to $177.8 million for the three months ended December 31, 2004 and increased as a percentage of revenues from 63.6% to 64.3%. The dollar and percentage increases resulted from additional costs associated with greater revenues, lower margins in the Information Services segment and changes in the mix of our business.

      Selling, general and administrative expenses increased 12% from $49.4 million for the three months ended December 31, 2003 to $55.5 million for the three months ended December 31, 2004 and increased as a percentage of revenues from 18.9% to 20.1%. The percentage increase was primarily due to additional expenses of over $2.0 million related to the ongoing SEC investigation in our Fund Services business, Sarbanes Oxley implementation costs, and other legal and accounting fees.

      Investment gains of $4.3 million were realized during the three months ended December 31, 2004 from the sale of the remaining portion of an investment we held in the common stock of another publicly traded company.

      The income tax provision of $12.3 million for the three months ended December 31, 2004 increased from $12.1 million for the three months ended December 31, 2003, due to higher taxable income. The provision represents an effective tax rate, excluding the impact of restructuring, impairment and other charges, of 36.0% and 37.25% for the periods ended December 31, 2004 and 2003, respectively. The decrease in the effective tax rate is primarily due to the mix of business in foreign tax jurisdictions, which have lower tax rates. At December 31, 2004, deferred income taxes of $7.7 million have not been provided on the undistributed earnings of foreign subsidiaries as such earnings will continue to be reinvested in the foreseeable future. However, the Company is presently evaluating the provisions of the recently enacted American Jobs Creation Act of 2004, which includes a temporary incentive for U.S. multinationals to repatriate foreign earnings at a substantially reduced effective tax rate. At this time, management is not in a position to determine if, and to what extent, foreign earnings will be repatriated. Management expects to complete its evaluation by the end of the current fiscal year.

      Operating earnings, before restructuring, impairment and other charges, resulted in margins of 13.1% and 14.9% for the three months ended December 31, 2004 and 2003, respectively. The margin decrease was primarily the result of a margin decline in the Information Services segment due to an acquisition-related client loss and additional corporate expenses attributable to an SEC investigation, Sarbanes Oxley implementation costs, and other legal and accounting fees.

COMPARISON OF THE SIX MONTHS ENDED DECEMBER 31, 2004 WITH THE SIX MONTHS ENDED DECEMBER 31, 2003

      Revenues increased 9% from $497.8 million for the six months ended December 31, 2003 to $544.5 million for the six months ended December 31, 2004. This growth was derived from sales to new clients, existing client growth, cross sales to existing clients and recently acquired businesses. Internal revenue growth approximated 8% for the six months ended December 31, 2004 over the same period last year.

      Service and operating expenses increased 11% from $316.2 million for the six months ended December 31, 2003 to $352.1 million for the six months ended December 31, 2004 and increased as a percentage of revenues from 63.5% to 64.7%. The dollar and percentage increase resulted from additional costs associated with greater revenues, lower margins in the Information Services segment, expenses associated with adding new clients, and changes in the mix of our business.

      Selling, general and administrative expenses increased 12% from $95.5 million for the six months ended December 31, 2003 to $106.9 million for the six months ended December 31, 2004 and increased as a percentage of revenues from 19.2% to 19.6%. The dollar and percentage increases resulted from additional costs associated with greater revenues and additional corporate expense of more than $3 million attributable to the ongoing SEC investigation in our Fund Services division, Sarbanes Oxley implementation costs, and other legal and accounting fees.

      Amortization of intangible assets increased $1.6 million for the six months ended December 31, 2004 over the same period last year due to a higher level of intangible assets associated with recently acquired businesses and customer contracts.

      Investment gains of $8.5 million were realized during the six months ended December 31, 2004 from the sale of an investment we held in the common stock of another publicly traded company.

      The income tax provision of $25.1 million for the six months ended December 31, 2004 increased from $23.8 million for the six months ended December 31, 2003. The provision represents an effective tax rate, excluding the impact of restructuring, impairment and other charges, of 36.5% and 37.25% for the six months ended December 31, 2004 and 2003, respectively. The decrease in the effective tax rate is primarily due to the mix of business in foreign tax jurisdictions, which have lower tax rates.

      Operating earnings, before restructuring, impairment and other charges, resulted in margins of 13.1% and 14.8% for the six months ended December 31, 2004 and 2003, respectively. The margin decrease was primarily the result of a margin decline in the Information Services segment due to an acquisition-related client loss and additional corporate expenses.

RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES

      FISCAL 2005
      During the three and six months ended December 31, 2004, we recorded pre-tax restructuring, impairment and other charges of $2.4 million and $2.8 million, respectively, as follows:

                                                       Three Months Ended        Six Months Ended
                                                        December 31, 2004        December 31, 2004
                                                       ------------------        -----------------
Restructuring charges                                     $     1,103               $     1,210
Impairment charges                                              1,025                     1,025
Litigation and other charges                                      222                       603
                                                          -----------               -----------
  Total restructuring, impairment and other charges       $     2,350               $     2,838
                                                          ===========               ===========

      Restructuring charges of $1.2 million during the six months ended December 31, 2004 were related to the completion of the restructuring of the European mutual fund services operations and were comprised of severance totaling $0.2 million and lease termination costs of $1.2 million, offset by reversals and currency translation gains of $0.2 million. The following summarizes activity with respect to restructurings for the six months ended December 31, 2004:

Restructuring accrual at June 30, 2004             $  3,849
                                                   --------

Expense provision:
   Employee severance                                   263
   Facilities                                         1,190
   Reversals                                           (133)
   Currency translation gain                           (110)
                                                   --------
      Total                                           1,210
                                                   --------
Cash payments and other                               3,401
                                                   --------
Remaining accrual at December 31, 2004:
   Employee severance                                    90
   Facility closure                                   1,568
                                                   --------
      Total                                        $  1,658
                                                   --------

      We recorded asset impairment charges of $1.0 million during the three months ended December 31, 2004 related to other than temporary declines in the value of memberships in the New York and Boston Stock exchanges included in other assets on the accompanying condensed consolidated balance sheets.

      FISCAL 2004

      During the three and six months ended December 31, 2003, we recorded pre-tax restructuring, impairment and other charges of $2.2 million and $14.8 million, respectively, as follows:

                                                       Three Months Ended        Six Months Ended
                                                        December 31, 2003        December 31, 2003
                                                       ------------------        -----------------
Restructuring charges                                      $   1,950                $   7,413
Impairment charges                                                 -                    4,515
Litigation and other charges                                     201                    2,847
                                                           ---------                ---------
  Total restructuring, impairment and other charges        $   2,151                $  14,775
                                                           =========                =========

      The charges relate to the integration, consolidation, and reorganization of certain business operations, particularly in the Company's European Fund Services division and the Insurance Services group, and the recording of an estimated charge for litigation expenses.

      For the six months ended December 31, 2003, restructuring charges of $7.4 million were comprised of severance totaling $6.1 million and lease termination costs of $1.3 million. Severance charges resulted from the termination of approximately 330 employees representing all levels of staffing. In connection with our restructuring activities, we recorded asset impairment charges of $4.5 million in the second quarter of fiscal 2004. Of these charges, $3.9 million relates to impairment of an intangible asset and other long-lived assets as a result of our plan to restructure our European mutual fund services operations and to exit certain European locations following the acquisition of two of our significant customers by acquirers with existing fund services capabilities. We also recorded an additional tax valuation allowance of $5.2 million for deferred tax assets associated with tax loss carryforwards arising from the European mutual fund services operations as we believe the deferred tax assets will not be realized.

      Based on internal analysis and discussions with counsel on the status of various litigation matters and contract disputes, we recorded a charge of approximately $2.8 million during the six months ended December 31, 2003 related to breach of contract claims in the life insurance services business. The total amount of the charge includes an estimated resolution amount and actual legal fees incurred. We intend to continue to vigorously defend the claims asserted and have asserted a number of counterclaims.

SEGMENT INFORMATION

      The following table sets forth revenue and operating income by business segment and for corporate operations for the three and six months ended December 31, 2004 and 2003. Measures used to assess segment performance include revenues and operating earnings, exclusive of restructuring, impairment and other charges. Segment operating earnings exclude restructuring, impairment and other charges since they are not allocated to the segments for internal evaluation purposes. While these items are identifiable to the business segments, they are not included in the measurement of segment operating earnings provided to the chief operating decision maker for purposes of assessing segment performance and decision making with respect to resource allocation.

                                                  Three Months Ended           Six Months Ended
                                                     December 31,                December 31,
                                                -----------------------     -----------------------
                                                  2004          2003          2004          2003
                                                ---------     ---------     ---------     ---------
Revenue:
   Investment Services                          $ 149,195     $ 138,211     $ 298,630     $ 266,382
   Insurance Services                              73,323        66,488       139,959       122,666
   Information Services                            53,820        56,682       105,878       108,767
                                                ---------     ---------     ---------     ---------
     Total revenue                              $ 276,338     $ 261,381     $ 544,467     $ 497,815
                                                =========     =========     =========     =========

Operating income (loss):
   Investment Services                          $  18,500     $  16,457     $  36,768     $  32,870
   Insurance Services                              14,275        13,841        26,266        24,301
   Information Services                            12,258        14,839        23,832        27,726
   Corporate                                       (8,935)       (6,160)      (15,608)      (11,340)
                                                ---------     ---------     ---------     ---------
     Total operating income                     $  36,098     $  38,977     $  71,258     $  73,557
                                                =========     =========     =========     =========

Restructuring, impairment and other charges:
Investment Services                             $   2,143     $     968     $   2,255     $   6,406
Insurance Services                                    222           755           603         6,931
Information Services                                    -           353             -           498
Corporate                                             (15)           75           (20)          940
                                                ---------     ---------     ---------     ---------
   Total restructuring, impairment and other
     charges                                    $   2,350     $   2,151     $   2,838     $  14,775
                                                =========     =========     =========     =========

   Total consolidated operating earnings        $  33,748     $  36,826     $  68,420     $  58,782
                                                =========     =========     =========     =========

      Internal revenue growth (excluding acquisitions) for Investment Services, Insurance Services, and Information Services approximated 8%, 9%, and
      (5)%, respectively, during the three months ended December 31, 2004 over the same period last year. A substantial portion of our revenues, especially in the Investment and Information Services business segments, are recurring in nature and are derived from long-term customer contracts with terms that generally average from three to five years.

      Revenue in the Investment Services business segment increased $11.0 million, or 8.0%, during the three months ended December 31, 2004, over the same period last year. The revenue increase was primarily due to the addition of several new clients and increased assets under administration. Operating income in the Investment Services business segment increased $2.0 million, or 12.4%, during the fiscal second quarter. Operating margins were 12.4% and 11.9% for the three months ended December 31, 2004 and 2003, respectively. The margin increased primarily due to faster growth in the higher margin Hedge Fund and Private Equity businesses. For fiscal year 2005, margins in the Investment Services segment are expected to expand modestly and internal revenue growth is expected to be in the range of 6% to 9%. The projected rate of internal revenue growth reflects the loss of a significant Fund Services client in the second half of the fiscal year representing approximately $30 million of annualized revenue. The loss of the customer was the result of the acquiring entity's decision to use its in-house solution to service the acquired client.

      Revenue in the Insurance Services business segment increased $6.8 million, or 10.3%, during the three months ended December 31, 2004, over the same period last year. The revenue increase was primarily from strong growth in the Commercial Insurance business and from the acquisition of USA Insurance Group in November 2003. Operating income in the Insurance Services business segment increased $0.4 million, or 3.1%, during the fiscal second quarter. Operating margins were 19.5% and 20.8% for the three months ended December 31, 2004 and 2003, respectively. The margin decrease was primarily due to additional investments in sales support, customer service, finance, and IT resources. For fiscal year 2005, internal revenue growth is expected to be positive, and margins in the Insurance Services business segment are expected to be in the range of 17% to 19%.

      Revenue in the Information Services business segment decreased $2.9 million, or 5.1%, during the three months ended December 31, 2004, over the same period last year. The revenue decrease was due to an acquisition-related loss of a major customer in the latter half of fiscal 2004, offset by existing client growth, cross sales of ancillary products and services to existing clients, and sales to new clients. Operating income in the Information Services business segment decreased $2.6 million, or 17.4%, during the fiscal second quarter. Operating margins were 22.8% and 26.2% for the three months ended December 31, 2004 and 2003, respectively. The margin decrease was primarily due to decreasing revenue and ongoing investments in the growth of several new products. For fiscal year 2005, margins in the Information Services business segment are expected to decline by approximately 400 basis points, and revenue is expected to be lower than fiscal 2004 due to the loss of a major customer that was acquired and deconverted in the latter half of fiscal 2004.

      Corporate operations represent charges for our human resources, legal, accounting and finance functions, and various other unallocated overhead charges. Corporate expenses of $8.9 million for the three months ended December 31, 2004 increased from $6.2 million in the same period last year primarily due to additional expenses of more than $2 million related to the ongoing SEC investigation in our Fund Services division, Sarbanes Oxley implementation costs, and other legal and accounting fees. We anticipate incurring additional legal expenses for investigatory matters of approximately $6 million to $9 million during the second half of the fiscal year.

FINANCIAL CONDITION

      At December 31, 2004 and June 30, 2004, we had cash and cash equivalents of $144.6 million and $139.9 million, respectively. Cash and cash equivalents held outside the U.S. at December 31, 2004 and June 30, 2004 amounted to $51.0 million and $50.9 million, respectively. Stockholders' equity was $818.7 million and $785.0 million at December, 2004 and June 30, 2004, respectively.

      Capital expenditures were $14.8 million for the six months ended December 31, 2004 and are expected to approximate $30 to $35 million for fiscal year 2005.

LIQUIDITY AND CAPITAL RESOURCES

      At December 31, 2004, we had no outstanding borrowings against our $300 million revolving credit facility and a $100 million term loan outstanding under the credit facility. The term loan bears interest at LIBOR plus a margin of 1.00%, resulting in a weighted average interest rate of 3.44% under the facility at December 31, 2004. The facility is used to support our working capital requirements, repurchase our common stock, and fund our future acquisitions. At December 31, 2004, we had $2.6 million outstanding in letters of credit and $300 million of outstanding 4% convertible subordinated notes due March 2006. Our debt ratio (total debt/total debt plus equity) is 0.33 at December 31, 2004, and our maximum debt ratio may not exceed 0.50 under the terms of the revolving credit facility. At December 31, 2004, we were in compliance with all financial covenants required by the credit facility.

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

      Accounts receivable represented 43 and 42 days sales outstanding (DSO) at December 31, 2004 and 2003, respectively, based on quarterly revenues. The calculation of DSO for accounts receivable excludes insurance premiums and commissions receivable arising from our insurance-related businesses. DSO is less relevant for this type of receivable because it includes premiums that are ultimately remitted to the insurer and not recognized as revenue. Additionally, certain life insurance commissions due from insurance carriers have customary payment terms of up to twelve months. We regularly evaluate our accounts receivable position relative to our revenues and monitor our accounts receivable aging as part of managing our receivable portfolio. Credit risk is generally mitigated by reasonably short payment terms, the nature of our customers

      (i.e., commercial banks, mutual funds, and insurance carriers) and our large and diverse customer base. We generally do not require collateral for accounts receivable.

      For the six months ended December 31, 2004, operating activities provided cash of $78.3 million, primarily as a result of net income of $43.6 million, depreciation and amortization of $32.0 million, and deferred income taxes of $13.9 million, offset by investment gains of $8.5 million and changes in working capital items of $5.4 million. Investing activities provided cash of $0.3 million, including $14.8 million of proceeds from the sale of investments, offset by capital expenditures of $14.8 million. Financing activities used cash of $73.9 million, comprised of repurchases of our stock of $15.8 million and net payments of short-term borrowings of $66.0 million, offset by proceeds from exercise of stock options of $3.5 million and repayment of notes receivable from shareholders of $4.4 million.

      Repurchases of the Company's common stock have occurred and are expected to continue to occur from time to time in the open market to offset the possible dilutive effect of shares issued under employee benefit plans, for possible use in future acquisitions, and for general and other corporate purposes. The following table presents stock repurchase activity during the six months ended December 31, 2004 and the year ended June 30, 2004 under programs authorized by the Board of Directors, disclosing total shares repurchased under each program and the associated cost. Upon authorization of each new stock repurchase program, the former program is superseded and replaced.

                                                   Six Months Ended               Year Ended
                                                   December 31, 2004             June 30, 2004
                                                -----------------------     ----------------------
                                                 Shares         Cost         Shares         Cost
                                                --------      ---------     --------      --------
Share Repurchase Programs:
$100 million, authorized August 2002                 -        $       -      3,158        $ 46,153
$100 million, authorized November 2003           1,135           15,820        869          13,565
                                                 -----        ---------      -----        --------
Total Stock Repurchases                          1,135        $  15,820      4,027        $ 59,718
                                                 =====        =========      =====        ========

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

                                     PART II

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

            (e) Issuer Purchases of Equity Securities

                                                            (c) Total Number of     (d) Approximate
                                                            Shares Purchased as     Dollar Value of
                                                              Part of Publicly    Shares that May Yet
               (a) Total Number of  (b) Average Price Paid  Announced Plans or    Be Purchased Under
Period          Shares Purchased          per Share              Programs        the Plans or Programs
-------------  -------------------  ----------------------  -------------------  ---------------------
October 2004         492,829                $ 14.10              492,829             $ 70,731,750
November 2004              -                   -                       -             $ 70,731,750
December 2004          7,017                $ 16.58                7,017             $ 70,615,408
Total                499,846                $ 14.14              499,846             $ 70,615,408

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            At the Annual Meeting of Stockholders of the Company, held on November 11, 2004, the Stockholders approved the following matters:

            1. Election of the seven Directors named below to hold office until the next Annual Meeting of Stockholders and until their successors have been duly elected and qualified:

                                    Number of
Name of Director                 Votes in Favor
----------------                 --------------
Denis A. Bovin                     79,075,693
Robert J. Casale                  107,800,578
Thomas A. Cooper                  104,996,956
Russell P. Fradin                 108,212,838
Richard J. Haviland               107,831,231
Paula G. McInerney                105,981,585
Joseph J. Melone                  108,295,224

                                                       For       Against   Abstain
                                                       ---       -------   -------
2.   Approval of the 2005 Employee Stock
     Purchase Plan                                 95,500,363   1,554,499  27,883

                                                       For       Against   Abstain
                                                       ---       -------   -------
3.   Appointment of PricewaterhouseCoopers LLP as
     independent registered public accounting
     firm for fiscal year 2005                     104,662,934  4,415,864  114,986

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

            Following the Company's May 17, 2004 announcement regarding the restatement of its financial results, seven putative class action and two derivative lawsuits were filed against the Company and certain of its current and former officers in the United States District Court for the Southern District of New York. By order of the Court, all but one of the putative class actions have been consolidated into a single action, and on October 25, 2004, plaintiffs filed a consolidated amended complaint. The complaint purports to be brought on behalf of all shareholders who purchased the Company's securities between October 23, 2000 and May 17, 2004 and generally asserts that the Company, certain of its officers, and its independent auditors allegedly violated the federal securities laws in connection with the purported issuance of false and misleading information concerning the Company's financial condition. The complaint seeks damages in an unspecified amount as well as unspecified equitable/injunctive relief. On December 23, 2004, the Company and the individual defendants filed separate motions to dismiss the complaint.

            The remaining putative class action purports to be brought on behalf of all persons who acquired non-publicly traded BISYS securities from the Company as part of private equity transactions during the period October 23, 2000 to May 17, 2004. The complaint generally asserts that the Company and certain of its officers allegedly violated the federal securities laws in connection with the purported issuance of false and misleading information concerning the Company's financial condition, and seeks damages in an unspecified amount. On November 29, 2004, plaintiffs filed an amended complaint. By order of the Court, the defendants' time to answer the complaint has been extended until resolution of the motion to dismiss the complaint described in previous paragraph.

            The derivative complaints purport to be brought on behalf of the Company and generally assert that certain officers and directors are liable for alleged breaches of fiduciary duties, abuse of control, gross mismanagement, waste, and unjust enrichment that purportedly occurred between October 23, 2000 and the present. The derivative complaints seek disgorgement, constructive trust, and damages in an unspecified amount. The Court has ordered that the derivative actions be consolidated into a single action. On November 24, 2004, plaintiffs filed a consolidated amended complaint. On January 24, 2005, the Company and the individual defendants filed separate motions to dismiss the complaint.

            The Company intends to defend itself vigorously against these claims but is unable to determine the ultimate outcome.

            Regulatory Investigations

            We notified the SEC in May 2004 of our intention to restate prior period financial results. Subsequently, the SEC commenced an investigation into the facts and circumstances related to the restatement. That investigation is ongoing. We have cooperated and intend to continue to cooperate with the SEC's investigation. We cannot predict when the SEC will conclude its investigation or the outcome or impact thereof.

            The Company also is responding to SEC investigations and requests for information related to marketing and distribution arrangements, performance fees and redemption fees, and an NASD request for information into market timing and late trading in the mutual fund services business. Additionally, the Company recently received and is responding to a Letter of Inquiry from the California Department of Insurance requesting information on practices related to compensation arrangements with brokers in the commercial insurance services industry.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      (a)   EXHIBITS

            Exhibit 31.1 - Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

            Exhibit 31.2 - Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

            Exhibit 32 - Section 1350 Certifications

      (b)   REPORTS ON FORM 8-K

            A Current Report on Form 8-K, dated November 11, 2004, was filed with the Securities and Exchange Commission to report on the retirement of Thomas E. McInerney from the Board of Directors.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  THE BISYS GROUP, INC.

Date: February 9, 2005           By: /s/ James L. Fox
                                     ------------------------------------------
                                     James L. Fox
                                     Executive Vice President and Chief
                                     Financial Officer (Duly Authorized Officer)

                              THE BISYS GROUP, INC.
                                  EXHIBIT INDEX

Exhibit No.

      (31.1) Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

      (31.2) Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

      (32) Section 1350 Certifications