Form 10-K
period 2005-06-30
BISYS GROUP INC
filed 2006-04-26
CIK 883587

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended June 30, 2005.

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to .

Commission file number: 001-31254

THE BISYS GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-3532663
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

105 Eisenhower Parkway Roseland, New Jersey	07068
(Address of principal executive offices)	(Zip Code)

973-461-2500
(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Common Stock, $0.02 Par Value	New York Stock Exchange
(Title of Class)	(Name of Exchange on Which Registered)

Securities Registered Pursuant to Section 12(g) of the Act:
None

(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [  ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.  [X]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes [X] No [  ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ]  No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of December 31, 2004: $1,955,284,357.

State the aggregate market value of voting stock held by non-affiliates of the Registrant as of March 31, 2006: $1,611,012,876.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of March 31, 2006: 120,460,848 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

EXPLANATORY NOTE

This Annual Report on Form 10-K provides financial and other required information for our fiscal year ended June 30, 2005. Included in this Annual Report on Form 10-K are restated consolidated financial statements for the years ended June 30, 2004 and June 30, 2003, as discussed in Note 3 to our consolidated financial statements. No amendments have been or will be made to our Annual Reports on Form 10-K for the years ended June 30, 2004 or 2003 as all relevant changes have been reflected in this Annual Report on Form 10-K for the year ended June 30, 2005. The restatement also affects periods prior to the year ended June 30, 2003. The net impact of the restatement on such prior periods are reflected as a reduction to beginning stockholders’ equity as of July 1, 2002 in the amount of $57.0 million, net of tax. Our previously filed Annual Reports on Form 10-K for the years ended June 30, 2004 and 2003, and our previously filed Quarterly Reports on Form 10-Q for the periods ended September 30, 2004 and December 31, 2004 and prior periods should not be relied upon.

On July 25, 2005, we announced we expected to restate our consolidated financial statements for the 2004 and 2003 fiscal years, the first and second fiscal quarters of 2005 and all quarters in fiscal 2004. The restatement principally arose from an internal investigation initiated by the Audit Committee of our Board of Directors in April 2005 to gain a full understanding of the facts and circumstances surrounding certain arrangements between the Company and advisers of certain U.S. mutual funds. As the investigation evolved, the Audit Committee, with the assistance of independent counsel and independent forensic accountants engaged by such independent counsel, broadened the review to include accounting transactions across all lines of our business as well as the facts giving rise to the restatements described herein and our accounting policies and procedures related thereto.

The aggregate impact of all of the identified accounting adjustments for correction of errors on our balance sheet is a reduction of approximately $66.9 million in our stockholders’ equity at December 31, 2004, the date of our last publicly reported financial statements. The adjustments generally fall into the following six categories: adjustments in connection with (1) revenue recognition issues, including recognition of revenue and deferred revenue from newly acquired customer contracts, service bureau hosting arrangements, software sales and the determination of gross versus net recognition for certain fund services activities; (2) accounting for business combinations and divestitures, including capitalization of certain acquisition costs, charges to merger and divestiture related accruals, recognition of certain merger related cash flows as revenue, recognition of divestiture related gains and operating expenses, and amortization costs for acquired intangible assets; (3) accounting for vendor rebates and other non-routine transactions, including expenses incurred in connection with legal and contractual settlements and with certain fund services marketing arrangements; (4) accounting for leases, including the recognition of escalating lease payments, the recognition of lease incentives, and the capitalization of equipment lease obligations; (5) accounting for insurance commissions payable; and (6) other miscellaneous errors. Additionally, adjustments were also recorded for the tax effects of the restatement adjustments and miscellaneous tax related errors. The net impact of the restatement on net income for each of the relevant periods is set forth below (in thousands):

		Years Ended June 30,
	Six months ended December 31, 2004	2004	2003	Pre-2003	Total
Net income, as previously reported	$43,606	$63,580	$98,243

Pretax restatement adjustments:
Revenue recognition issues	2,435	7,753	(18,918)	$(46,430)	$(55,160)
Business combinations and divestitures	(836)	(5,765)	(6,636)	(22,562)	(35,799)
Vendor rebates and other non-routine transactions	3,035	4,728	(4,299)	(8,842)	(5,378)
Leases	(408)	(1,872)	(1,019)	(4,977)	(8,276)
Insurance commissions payable	1,957	(2,541)	(489)	(455)	(1,528)
Other miscellaneous	847	3,453	(1,285)	(5,593)	(2,578)
Total pretax restatement adjustments	7,030	5,756	(32,646)	(88,859)	(108,719)
Tax effect of restatement adjustments	2,509	2,361	(11,687)	(31,822)	(38,639)
Restatement adjustments for tax matters	—	(3,156)	—	—	(3,156)
Effect of net restatement adjustments	4,521	6,551	(20,959)	$(57,037)	$(66,924)
Net income, as restated	$48,127	$70,131	$77,284

A detailed description of the adjustment items and tables showing the effects of the classification and restatement adjustments are set forth in Note 3 to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

We have also identified internal control deficiencies, and have suggested changes to our internal controls over financial reporting, some of which we have begun to implement and others of which we intend to implement during the course of fiscal 2006 and beyond, which are designed to remediate the deficiencies described in Management’s Report on Internal Control Over Financial Reporting set forth in Item 9A of this Annual Report on Form 10-K. Management has reviewed the internal control deficiencies with the Audit Committee of the Board of Directors, and has advised the Audit Committee that the control deficiencies constituted material weaknesses in our internal controls over financial reporting as of June 30, 2005.

THE BISYS GROUP, INC.
FORM 10-K
June 30, 2005

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report and the documents incorporated by reference in this report contain “forward-looking statements” within the meaning of the securities laws. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond our control. All statements other than statements of historical facts included or incorporated by reference in this report, regarding our strategy, future operations, financial position, estimated revenues and expenses, projected costs, prospects, and plans and objectives of management are forward-looking statements. When used in this report or incorporated by reference herein, the words “will,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project,” “plan,” “target” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this report. We do not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this report and in documents incorporated by reference herein are reasonable, we can give no assurance that such plans, intentions or expectations will be achieved. Factors that could cause our results to materially differ from our expectations include, but are not limited to, those factors set forth in this report under Item 1 “Business — Risk Factors.” The cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf. Unless otherwise indicated, all statistical information provided is as of June 30, 2005.

PART I

ITEM 1.	Business.

The BISYS® Group, Inc., together with its wholly owned subsidiaries, supports more than 1,000 clients throughout the financial services industry with products and services provided through three principal business groups: BISYS Investment Services, BISYS Insurance Services, and BISYS Information Services. We provide fund accounting and administrative services to more than 2,800 mutual funds, hedge funds, private equity funds and other investment products representing more than $500 billion in assets under contract; provide retirement plan recordkeeping services to more than 19,000 companies and individuals in partnership with more than 50 of the nation’s leading bank and investment management companies; provide life and commercial property/casualty insurance distribution solutions, and related products and services; and provide information processing and check imaging solutions to more than 1,000 banks, insurance companies and corporations nationwide.

We seek to be our clients’ single source for our offered outsourcing solutions and to improve their performance, profitability and competitive position. We endeavor to differentiate our services by delivering superior quality, with a particular focus on client retention and customer satisfaction. We increase our revenues through (i) organic growth of our clients, (ii) sales of additional products and services to existing clients, (iii) direct sales to new clients, and (iv) acquisitions of businesses that provide similar and/or complementary services to financial organizations and other customers.

We were organized in August 1989 to acquire certain banking and thrift data processing operations of Automatic Data Processing, Inc. (“ADP”). Our initial business was established in 1966 by United Data Processing, Inc., the predecessor of the banking and thrift information processing operations of ADP. Together with our predecessors, we have been providing outsourcing solutions to the financial services industry for more than 39 years. We are incorporated under the laws of Delaware, and our principal executive offices are located at 105 Eisenhower Parkway, Roseland, New Jersey 07068 (telephone 973-461-2500).

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

Our objectives are to increase our client base and to expand the services we offer to them. We seek to be the premier, full-service outsourcing business partner focused on enhancing our clients’ growth, profits and performance. We seek to build value for our shareholders by increasing both revenues and earnings per share, through a combination of organic growth from existing clients, cross sales to existing clients, sales to new clients and strategic acquisitions.

We provide our products and services principally through three major business groups: BISYS Investment Services, BISYS Insurance Services, and BISYS Information Services. These business groups are separately managed, strategic business units and are reported as operating segments. Certain of the business segment information required to be included herein is incorporated herein by reference from Note 12 of our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. On September 15, 2005, we announced that we entered into an agreement to sell the Information Services group to Open Solutions Inc. for approximately $470 million in cash, subject to final working capital and other adjustments. The transaction closed on March 3, 2006 and net proceeds after transaction costs and the payment of taxes are expected to be approximately $300 million.

BISYS Investment Services

Our Investment Services group provides a broad array of investment services, including mutual fund, separately managed account, hedge fund, private equity fund and retirement plan services.

We support approximately 80 domestic and offshore mutual fund clients, representing more than 1,200 registered and non-registered funds and more than $400 billion in assets. Our fund services include administration, accounting, transfer agency, shareholder services, legal compliance and regulatory support. Our fee structure for mutual fund clients is, in some cases, based on the average net asset value of the fund, subject to minimum charges, and in some cases consists of or includes account-based fees and other fixed charges. Through our Financial Research Corporation (FRC) subsidiary, we also provide the market analytics, research and consulting services financial services firms need to develop and distribute competitive products and services. These services are typically provided on a subscription basis.

We are a leading global hedge fund administrator, supporting more than 1,600 hedge funds, funds of hedge funds and other alternative investments. We are also a leading provider of accounting, administration and tax services for private equity funds, supporting over 300 funds. Our full-service hedge fund solution includes fund accounting and valuation, investor and transfer agency services, director and corporate secretarial services, and legal, compliance, and tax support. To complement and expand our alternative investments businesses, on January 7, 2005, we acquired RK Consulting, a New Jersey-based provider of investment fund administration services to the hedge fund and private equity industries. Our hedge fund and private equity fund assets under administration are more than $200 billion.

Our fee structure for hedge fund and private equity fund clients is, in some cases, based on the average net asset value or invested capital of the fund, subject to minimum charges, and in some cases consists of or includes fixed charges.

Through our relationships with over 50 institutional clients, we support more than 19,000 small and mid-size retirement plans and their approximately 1.6 million eligible employees. Our comprehensive retirement plan solution includes prototype plan design and maintenance, administration and recordkeeping, ERISA documents and forms, customized marketing and sales support, and staff training and development. In addition, we provide a turnkey administration and recordkeeping solution for over 4,000 owner-only Individual(k) plans. We also support approximately 400,000 employers and four million IRA holders with ERISA documents and ancillary services, and train approximately 12,000 industry professionals annually. Our retirement services fee structure is generally based upon the number of eligible employees or participants in a plan subject to certain minimums, as well as fees based on assets held in the retirement plans we service, and transaction fees. Our retirement services documents and forms are sold on a per unit or annual subscription basis, and our ERISA training and reference services are provided on a fee-for-service basis.

BISYS Insurance Services

Our Insurance Services group provides life insurance and commercial property/casualty insurance distribution services.

We are a leading independent provider of distribution services supporting the sale of life-related insurance and annuity products. We support the sale of products from approximately 175 highly rated insurance companies through career and independent insurance agents and financial services professionals. We support the sales process for term life, fixed and variable life, long-term care, disability and annuity products with a wide array of services, including agent licensing and contracting, sales support, advanced case design, application processing, medical underwriting support, commission reconciliation, and policy owner services. We also provide a robust insurance administration system and advanced Internet-based capabilities designed to expedite the sales process. The insurance companies we represent issue the insurance products and assume the underwriting risk and full responsibility for the policy benefits, while the agents and financial services professionals that we support sell the products to consumers. Contracts with insurance carriers supplying products for our life insurance services customers typically provide for compensation based on a percentage of premiums paid and, in some cases, transaction charges, and are generally cancelable on less than 90 days notice at the discretion of either party. We also maintain contracts with the distribution arms of a number of insurance companies, producer groups, broker-dealers and banks to provide insurance products and services. Our insurance services fee structure is generally based on a percentage of premiums paid and/or profits we receive from insurance companies.

We are also a leading independent provider of commercial property/casualty insurance products. We distribute the products of more than 75 property/casualty insurance companies through approximately 3,000 retail brokers and agents. We support the distribution process with sales and back-office support services. We specialize in insurance solutions for complex property and casualty risks, commercial and habitational real estate, high-limit property capacity and property catastrophe, directors’ and officers’ liability, errors and omissions liability and employment practices liability. We also act as managing general agent for various commercial insurers, focusing primarily on the transportation industry and the workers’ compensation market. Contracts with commercial property/casualty insurance carriers supplying products for our customers typically provide for compensation based on a percentage of premiums paid, and are generally cancelable on less than 90 days notice at the discretion of either party.

BISYS Information Services

Our Information Services group supports more than 1,000 banks, insurance companies and corporations with information processing, asset retention solutions, specialized back-office services required to support corporate-sponsored cash management programs, health savings accounts, insured deposit solutions and check imaging solutions.

Our comprehensive banking platform supports banks with integrated core deposit and lending, commercial and retail services, ATM and debit card processing, electronic and Internet-based banking, branch automation, customer relationship management, executive decision-support tools and document imaging. We also provide a complete imaging platform, enabling our clients to convert paper-based checks into digital or “virtual” checks and to process them electronically.

The American Bankers Association, through its Corporation for American Banking subsidiary, endorses both our core information processing solution and our check imaging platform on an exclusive basis as the recommended solutions for community banks.

We have established a corporate financial solutions group to focus on growth opportunities for financial services in non-traditional markets, such as healthcare banking, corporate money market, retained asset and insured deposit markets. Our corporate financial solutions leverage our traditional banking services to provide an industry-leading suite of outsourced solutions, including information and transaction processing, and call center services. Our asset retention services enable life and property/casualty insurance companies to establish ongoing customer relationships with claimants and beneficiaries by offering personalized checking accounts and online debit and stored value cards as alternatives to lump sum payments. We currently enable life and property/casualty insurance companies and corporations to retain more than $20 billion in assets. Our specialized back-office services also provide complete management for corporate-sponsored cash management programs, money market accounts and health savings accounts, insured deposit sweeps for brokerage firms and diverse other initiatives requiring banking capabilities.

Our relationships with our banking and corporate financial solutions clients are based on long-term contracts that renew for successive terms unless terminated by either party. Our fee structure for these clients is based primarily on number of accounts, loans, participants and/or transactions handled for each service, in some cases, subject to minimum charges, plus additional charges or special options, services and features. Our check imaging software is licensed subject to a one-time fee with recurring maintenance fees.

On September 15, 2005, we entered into an agreement to sell our Information Services group to Open Solutions Inc., a provider of integrated, enterprise-wide data processing technologies for banks and credit unions. The transaction, which closed on March 3, 2006, was structured as a stock sale. As consideration for the sale of this business, we received approximately $470 million in cash, subject to final working capital and other adjustments. Net proceeds after closing costs and the payment of taxes are expected to be approximately $300 million. We used the net proceeds from the sale to retire our outstanding 4% convertible subordinated notes due March 15, 2006.

Contracts

As described above, we provide services to certain of our clients on the basis of long-term contracts that renew for successive terms unless terminated by either party.

Although contract terminations and non-renewals have an adverse effect on recurring revenues, we believe that the contractual nature of our businesses, combined with our historical renewal experience, provides a high level of recurring revenues.

Client Base

Our clients are located in all 50 states and several international locations, principally Western Europe, Bermuda and the Cayman Islands. We provide outsourcing solutions to commercial banks, mutual savings institutions, thrift organizations, mutual funds, hedge funds, private equity funds, insurance companies, insurance producer groups, corporate clients and other financial organizations, including investment counselors and brokerage firms. Total revenue from unaffiliated clients located outside the United States for fiscal 2003, 2004 and 2005 was approximately $65.4 million, $81.7 million and $86.6 million, respectively.

Disaster Recovery Systems

We have implemented business continuity and disaster recovery plans and procedures for each of our material processing platforms. The key restoration services include off-site storage and rotation of critical files, availability of third-party “hot sites” and telecommunications recovery capability. We continue to modify our business continuity and disaster recovery plans to reflect changes in our operating platforms. Our plans include provisions calling for periodic testing of the plans, which, in some cases, is conducted in cooperation with our clients.

Sales, Marketing and Client Support

We market our services directly to potential clients. In addition, we support insurance agents and companies, brokerage firms and other entities in their endeavors to gain new clients. We have more than 60 offices located throughout the United States and also maintain offices in Western Europe, Bermuda and the British Virgin Islands.

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

Competition

We believe that the markets for our products and services are highly competitive. We believe that we remain competitive due to several factors, including our overall company strategy and commitment to service excellence, product quality, a comprehensive and integrated product line, timely introduction of new products and services, and competitive pricing. We believe that, by virtue of our range of product and service offerings, and our overall commitment to client service and relationships, we compete favorably in these categories. In addition, we believe that we have a competitive advantage as a result of our position as an independent vendor, rather than as a cooperative, an affiliate of a financial institution, a hardware vendor or competitor to our clients.

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

Government Regulation

Certain of our subsidiaries are registered as broker-dealers with the Securities and Exchange Commission (“SEC”). Much of the federal regulation of broker-dealers has been delegated to self-regulatory organizations, principally the National Association of Securities Dealers, Inc. (“NASD”) and the national securities exchanges. Broker-dealers are subject to regulation which covers all aspects of the securities business, including sales methods, trading practices, use and safekeeping of customers’ funds and securities, capital structure, recordkeeping and the conduct of directors, officers and employees. Additional legislation, changes in rules and regulations promulgated by the SEC, the Municipal Securities Rulemaking Board, the Office of the Comptroller of the Currency (“OCC”), the Federal Deposit Insurance Corporation (“FDIC”), the Federal Reserve Board (“FRB”) and the self-regulatory organizations or changes in the interpretation of enforcement of existing laws, rules and regulations may also directly affect the mode of operations and profitability of broker-dealers. The SEC, the FRB, the self-regulatory organizations, state securities law administrators, the OCC and the FDIC may conduct regulatory proceedings for violations of applicable laws, rules and regulations. Such violations can result in disciplinary actions (such as censure, the imposition of fines, the issuance of cease-and-desist orders or the suspension or revocation of registrations, memberships or licenses of a broker-dealer or its officers, directors or employees), as well as civil and criminal penalties. The principal purpose of such regulations generally is the protection of the investing public and the integrity of securities markets, rather than protection of securities firms or their creditors or stockholders.

In addition, our broker-dealer subsidiaries are subject to SEC Rule 15c3-1 (commonly known as the “Net Capital Rule”). The Net Capital Rule, which specifies the minimum amount of net capital required to be maintained by broker-dealers, is designed to measure the general financial integrity and liquidity of broker-dealers, and requires that a certain part of broker-dealers’ assets be kept in relatively liquid form. Failure to maintain the required minimum amount of net capital may subject a broker-dealer to suspension or revocation of licenses, registration or membership with the New York Stock Exchange, Inc., the SEC, the NASD, and various state securities law administrators, and may ultimately require liquidation of the broker-dealer. Under certain circumstances, the Net Capital Rule also prohibits payment of cash dividends, redemption or repurchase of stock, distribution of capital and prepayment of subordinated indebtedness. Thus, compliance with the Net Capital Rule could restrict our ability to withdraw capital from our broker-dealer subsidiaries. At June 30, 2005, each of our broker-dealer subsidiaries met or exceeded the requisite net capital requirement. At June 30, 2005, our broker-dealer subsidiaries had aggregate net capital of approximately $16.1 million, which exceeded the requirements of the Net Capital Rule by approximately $15.1 million.

Under the Investment Company Act of 1940, our distribution agreements with each mutual fund terminate automatically upon assignment of the agreement. The term “assignment” includes direct assignments by us, as well as assignments which may be deemed to occur, under certain circumstances, upon the transfer, directly or indirectly, of a controlling block of our voting securities. The Investment Company Act of 1940 presumes that any transfer of more than 25% of the voting securities of any person represents a transfer of a controlling block of voting securities.

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

Banks and other depository institutions doing business with us are subject to extensive regulation at the federal and state levels under laws, regulations and other requirements specifically applicable to regulated financial institutions and are subject to extensive examination and oversight by federal and state regulatory agencies. As a result, the activities of our bank clients are subject to comprehensive regulation and examination, including those activities specifically relating to the sale by or through them of mutual funds and other investment products.

Federal regulatory agencies have promulgated guidelines and other requirements which apply to depository institutions subject to their respective supervisory jurisdiction with respect to the sale of mutual funds and other non-FDIC insured investment products to retail customers. These requirements apply to, among other things, sales of investment products on bank premises by or through the use of third-party service providers. These requirements generally require banking institutions which contract to sell investment products through the use of third-party service providers to implement appropriate measures to ensure that such activities are being conducted in accordance with applicable bank and securities regulatory requirements (including the agencies’ retail sales guidelines), and may in some instances impose certain “due diligence” obligations on regulated depository institutions with respect to the nature and the quality of services provided by such third-party service providers. Such regulatory requirements may increase the extent of oversight which federal regulatory agencies may require our bank clients to exercise over our activities.

Federal and state banking laws grant state and federal regulatory agencies broad authority to take administrative enforcement and other adverse supervisory actions against banks and other regulated depository institutions where there is a determination that unsafe and unsound banking practices, violations of laws and regulations, failures to comply with or breaches of written agreements, commitments or undertakings entered into by such banks with their regulatory agencies or breaches of fiduciary and other duties exist. Banks engaged in, among other things, mutual fund-related activities may be subject to such regulatory enforcement and other adverse actions to the extent that such activities are determined to be unlawful, unsound or otherwise actionable.

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

The privacy, security and transmission of health information is subject to federal and state laws and regulations, including the Healthcare Insurance Portability and Accountability Act of 1996 (“HIPAA”) and regulations enacted under HIPAA with respect to, among other things, the privacy of certain individually identifiable health information, the transmission of protected health information and standards for the security of electronic health information. Although our businesses may not be considered covered entities under the Act, some of our businesses are business associates of covered entities, which are defined to include insurance companies and therefore, we are required by some insurance companies to comply with the regulations and authorization requirements imposed by HIPAA for all types of insurance policy related requests.

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

Employees

As of June 30, 2005, we employed approximately 5,300 employees. Approximately 550 of these employees were part of the Information Services group. As described elsewhere in this report, we completed the sale of the Information Services group to a subsidiary of Open Solutions Inc. on March 3, 2006. None of our employees are represented by a union and there have been no work stoppages, strikes or organization attempts. We believe that our relations with our employees are good.

The service nature of our businesses makes our employees an important corporate asset. Most of our employees are not subject to employment agreements; however, a limited number of executives of our operating subsidiaries have such agreements that were entered into in connection with the acquisition of their businesses.

Available Information

We maintain a website with the address www.bisys.com. We are not including the information contained on our website as part of, or incorporating it by reference into, this Annual Report on Form 10-K. We make available, free of charge, through our website, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC.

We have adopted the Code of Ethics that applies to our Chief Executive Officer and senior financial officers. The Code of Ethics is publicly available on our website. Any waiver or amendment of the Code of Ethics will be disclosed on our website or as otherwise permitted under applicable law. In addition, our Corporate Governance Guidelines and the charters of the Audit Committee, Compensation Committee and Nominating and Governance Committee can also be found at this website. Printed copies of the foregoing are available in print by writing to:

The BISYS Group, Inc.
Attention: Investor Relations
105 Eisenhower Parkway
Roseland, New Jersey 07068

The NYSE requires that the chief executive officer of each listed company certify annually to the NYSE that he or she is not aware of any violation by the company of NYSE corporate governance listing standards as of the date of such certification. In 2004, the Company submitted the annual certification of its chief executive officer regarding the Company’s compliance with the NYSE’s corporate governance listing standards. The Company submitted the certification of its chief executive officer for 2005 with its Annual Written Affirmation to the NYSE on December 28, 2005, which was qualified to reflect that the Company had not filed its Annual Report on Form 10-K for the fiscal year ended June 30, 2005 or distributed its proxy materials containing all of the disclosures required under Section 303A of the NYSE Listed Company Manual. No other violations by the Company of the NYSE corporate governance listing standards were reported.

The Company’s principal executive officer and principal financial officer are also required to, among other things, file certifications with the SEC on a quarterly basis regarding the quality of the Company’s public disclosures, as required by Section 302 of the Sarbanes-Oxley Act. Such certifications for the year ended June 30, 2005 have been filed as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K.

Risk Factors

Our business can be significantly affected by direct and indirect governmental regulation, which reduces our flexibility and increases the costs of doing business.

Our business is affected by federal, state and foreign regulations. Noncompliance with these regulations could result in the suspension or revocation of our licenses or registrations, including broker-dealer licenses and registrations and insurance producer licenses and registrations. Regulatory authorities could also impose on us civil fines and criminal penalties for noncompliance.

Some of our subsidiaries are registered with the SEC as broker-dealers. Much of the federal regulation of broker-dealers has been delegated to self-regulatory organizations, principally the National Association of Securities Dealers, Inc. and the national securities exchanges. Broker-dealers are subject to regulations which cover all aspects of their securities business, including, for example:

•	sales methods;

•	trading practices;

•	use and safekeeping of customers’ funds and securities;

•	capital structure;

•	recordkeeping; and

•	the conduct of directors, officers and employees.

The operations of our broker-dealers and their profitability could be affected by:

•	federal and state legislation;

•	changes in rules and regulations of the SEC, banking and other regulatory agencies, and self-regulatory agencies; and

•	changes in the interpretation or enforcement of existing laws, rules and regulations.

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

A portion of our revenues in our Insurance Services group are based on income tax-driven and estate planning-driven sales of life insurance and annuity products. Changes in laws, rules and regulations relating to income taxes and estate taxes could adversely affect this portion of our business.

In addition, the applicability of laws and regulations directly applicable to the businesses of the clients and companies we represent, particularly in the fields of banking, investing and insurance, will continue to affect us. The security of information about our clients’ end-users continues to be an area where a variety of laws and regulations with respect to privacy and confidentiality are enacted. As our clients implement the protections and prohibitions with respect to the transmission of end-user data, our customers will look to us to assist them in remaining in compliance with this evolving area of regulation. In particular the Gramm-Leach-Bliley Act contains restrictions with respect to the use and protection of financial records for end-users whose information may pass through our systems and the Health Insurance Portability and Accountability Act (HIPAA) contains provisions that require the insurance companies we represent to ensure the confidentiality of their policy holders’ health care information. If we violate these privacy standards, we may be subject to fines, sanctions and penalties.

Our revenues and earnings are subject to changes, which could negatively impact our financial results.

A significant portion of our earnings are derived from fees based on the average market value of the assets we administer for our clients. Changes in interest rates or a substantial decline in the securities market could influence an investor’s decision whether to invest or maintain an investment in an investment vehicle administered by us. As a result, fluctuations could occur in the amount of assets which we administer. If investors were to seek alternatives to those investment vehicles, it could have a negative impact on our revenues by reducing the amount of assets we administer. Revenues in our insurance services business are derived from commissions, which are less predictable than our other revenues. In addition, the cyclical nature of life and commercial property/casualty premium rates may make the financial results in our insurance services business volatile and unpredictable.

Material weaknesses in our internal control over financial reporting and disclosure controls and procedures could adversely impact the reliability of our internal control over financial reporting.

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2005, and this assessment identified material weaknesses in our internal control over financial reporting. As a result, our management concluded that our internal control over financial reporting was not effective as of June 30, 2005. For a discussion of these material weaknesses and our responsive measures, please see “Item 9A. Controls and Procedures” of this report. Material weaknesses and other control deficiencies in our internal control over financial reporting and disclosure controls and procedures have led to restatements of our consolidated financial statements. Since the identification of the material weaknesses, we have implemented and are continuing to implement various initiatives intended to improve our internal control over financial reporting and disclosure controls and procedures to address these material weaknesses. No assurance can be given that we will be able to successfully implement remediated controls and procedures or that our remediated controls and procedures will be effective in remedying all identified deficiencies in our internal control over financial reporting and disclosure controls and procedures. There also can be no assurances that these material weaknesses will be rectified or that additional material weaknesses in our internal controls will not be identified. The existence of one or more material weaknesses in our internal control over financial reporting impacts the reliability of our internal control over financial reporting.

We are currently a defendant in securities litigation and may be the target of further actions, which may be costly and time-consuming to defend.

We are currently subject to legal proceedings and claims, including securities class action lawsuits and a shareholder derivative lawsuit. In the future, more lawsuits may be filed against us. See Part I, Item 3, “Legal Proceedings.” The ultimate outcome of these matters cannot presently be determined and may require significant commitment of our financial and management resources and time, which may harm our business, financial condition and results of operations. There can be no assurances that any of the claims can be resolved without costly and protracted litigation, and the outcome may have a material adverse impact upon our financial position, results of operations and cash flows. Defending against existing and potential litigation relating to the restatement of our consolidated financial statements, or responding to other regulatory inquiries or investigations, will likely require significant time, attention and resources of management, which may adversely affect our business, results of operations and financial condition.

We are subject to an SEC investigation relating to the restatement of our financial statements.

We notified the SEC in May 2004 that we would restate certain prior period financial statements, and subsequently, the SEC advised the Company that it was conducting an investigation into the facts and circumstances related to this restatement. On May 17, 2004, we announced that we would restate our financial results for the fiscal years ended June 30, 2003, 2002, and 2001 and for the quarters ended December 31 and September 30, 2003 (the “2004 restatement”) in order to record adjustments for correction of errors resulting from various accounting matters in the Life Insurance Services division. An amended Annual Report on Form 10-K for the fiscal year ended June 30, 2003 was filed with the SEC on August 10, 2004 along with amended Quarterly Reports on Form 10-Q for the quarters ended December 31 and September 30, 2003 to reflect the restated financial results. In July 2005, the Company determined that an additional restatement of previously issued financial statements was necessary and the SEC’s investigation has been expanded to include the 2005 restatement. The investigation is ongoing. We have cooperated and intend to continue to cooperate with the SEC’s investigation, which has resulted and will likely continue to result in significant expenses. We cannot predict when the SEC will conclude its investigation or the outcome or impact thereof.

We are subject to an SEC investigation related to marketing and distribution arrangements in our mutual funds business.

We also are responding to an SEC investigation and requests for information related to marketing and distribution arrangements in the fund services business. We have cooperated and intend to continue to cooperate with the SEC’s investigation. While we have submitted an offer of settlement, which has the support of the SEC Staff, the Staff has not yet presented the offer of settlement to the Commission for approval and no assurance can be give that such approval will be granted. We have established an estimated liability of $20.9 million at June 30, 2005, representing expected amounts to be paid as part of the settlement.

The SEC investigations may negatively impact the Company.

Our senior management and Board of Directors have been required to devote significant time to the SEC investigations and related matters and may in the future be required to continue to do so. Expenses incurred in connection with these investigations (which include substantial fees of lawyers and other professional advisors and potential obligations to indemnify officers and directors who may be parties to such actions) could adversely affect our cash position. As a result of the investigations beyond what has been described above in connection with the marketing and distribution arrangements, we may be required to pay material fines, consent to injunctions on future conduct or suffer other penalties, each of which could have a material adverse effect on our business, results of operations, financial condition and liquidity. Moreover, any further action by the SEC against us, and potentially members of our management, may cause the company to be subject to injunctions, fines and other penalties or sanctions or result in private civil actions, loss of key personnel or other adverse consequences and may require us to devote additional time and resources to these matters. The investigation may adversely affect our ability to obtain, and/or increase the cost of obtaining, directors’ and officers’ liability insurance and/or other types of insurance, which could have a material adverse affect on our business, results of operations and financial condition. In addition, the SEC investigations and the remedies applied may affect certain of our business relationships and consequently may have an adverse effect on our business in the future.

Our acquisition strategy subjects us to risks, including increased debt, assumption of unforeseen liabilities and difficulties in integrating operations.

Since our founding, we have acquired a number of other companies. We may make additional acquisitions. We cannot predict if or when any additional acquisitions will occur or whether they will be successful.

Acquiring a business involves many risks, including:

•	incurrence of unforeseen obligations or liabilities;

•	difficulty in integrating the acquired operations and personnel;

•	difficulty in maintaining uniform controls, procedures and policies;

•	possible impairment of relationships with employees and customers as a result of the integration of new personnel;

•	risk of entering markets in which we have minimal prior experience;

•	decrease in earnings as a result of non-cash charges;

•	dilution to existing stockholders from the issuance of our common stock to make or finance acquisitions; and

•	incurrence of debt.

Our systems may be subject to infiltration by unauthorized persons.

We maintain and process data on behalf of our clients, some of which is critical to the business operations of our clients. For example, our Investment Services group maintains transfer agency records and processes trades for our mutual fund clients. If our systems or facilities were infiltrated and damaged by unauthorized persons, our clients could experience data loss, financial loss and significant business interruption. If that were to occur, it could have a material adverse effect on our business, financial condition and results of operations. Because of the confidential nature of health information related to insurance policy requests that we store and transmit, security breaches could also expose us to a risk of regulatory action, litigation, possible liability and loss.

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

Many of our competitors are well-established companies, and some of them have greater financial, technical and operating resources than we do. Competition in our business is based primarily upon:

•	pricing;

•	quality of products and services;

•	breadth of products and services;

•	new product development; and

•	the ability to provide technological solutions.

We depend on key management personnel, most of whom do not have long-term employment agreements.

Our success depends upon the continued services of our key senior management personnel, including our executive officers and the senior managers of our businesses. None of our executive officers have employment agreements with us and substantially all of our other senior management personnel do not have employment agreements with us. The loss of any key executive officers or senior managers could potentially impede our ability to execute effectively on our business strategy and could also potentially harm our operating results or business prospects.

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

The market price of our common stock is subject to volatility. From July 1, 2004 to March 31, 2006, the last sale price of our common stock ranged from a low of $12.45 per share to a high of $16.63 per share.

Future sales of our common stock may depress our stock price.

Sales of a substantial number of shares of our common stock in the public market, or the appearance that such shares are available for sale, could adversely affect the market price for our common stock. As of March 31, 2006, we had 120,460,848 shares of common stock outstanding. As of March 31, 2006, we also had options to purchase 11,028,639 shares of our common stock outstanding and 11,246,431 shares of our common stock reserved for issuance pursuant to options available for issuance under our stock option plans and employee stock purchase plan.

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

All of our principal properties are leased, with the exception of Melbourne, Florida which we own. We maintain offices throughout the United States, Western Europe, Bermuda and the British Virgin Islands. As of June 30, 2005, our principal data centers and/or operating centers were located in:

•	New York, New York (Corporate Headquarters and Investment Services);

•	Columbus, Ohio (Investment Services);

•	Dresher, Pennsylvania (Investment Services);

•	Brainerd, Minnesota (Investment Services);

•	Roseland, New Jersey (Investment Services);

•	Boston, Massachusetts (Investment Services and Insurance Services);

•	Dublin, Ireland (Investment Services);

•	Hamilton, Bermuda (Investment Services);

•	Cayman Islands, British Virgin Islands (Investment Services);

•	Harrisburg, Pennsylvania (Insurance Services);

•	Salt Lake City, Utah (Insurance Services);

•	Hartford, Connecticut (Insurance Services);

•	San Francisco, California (Insurance Services);

•	Melbourne, Florida (Insurance Services);

•	Houston, Texas (Information Services);

•	Cherry Hill, New Jersey (Information Services);

•	Lombard, Illinois (Information Services); and

•	Birmingham, Alabama (Information Services).

The Company relocated its corporate headquarters to its Roseland, New Jersey site in February 2006. In addition, the leases related to the Information Services group were assigned to Open Solutions Inc. in March 2006, concurrently with the closing of the sale.

Leases on our properties expire periodically during the next 12 years.

We believe that our existing facilities, together with expansion in the ordinary course of business, are adequate for our present and foreseeable needs.

ITEM 3.	Legal Proceedings.

Legal Proceedings

Following the Company’s May 17, 2004 announcement regarding the restatement of its financial results, seven putative class action and two derivative lawsuits were filed against the Company and certain of its current and former officers in the United States District Court for the

Southern District of New York. By order of the Court, all but one of the putative class actions have been consolidated into a single action, and on October 25, 2004, plaintiffs filed a consolidated amended complaint. The complaint purports to be brought on behalf of all shareholders who purchased the Company’s securities between October 23, 2000 and May 17, 2004 and generally asserts that the Company, certain of its officers, and its independent registered public accounting firm allegedly violated the federal securities laws in connection with the purported issuance of false and misleading information concerning the Company’s financial condition. The complaint seeks damages in an unspecified amount as well as unspecified equitable/injunctive relief. On December 23, 2004, the Company, the individual defendants and the Company’s independent registered public accounting firm filed separate motions to dismiss the complaint. On October 28, 2005, the Court dismissed certain claims under the Securities Exchange Act of 1934 as to six of the individual defendants, narrowed certain additional claims against the Company and the individual defendants and dismissed all claims as to the Company’s independent registered public accounting firm. The Court denied the motions to dismiss in all other respects. The Court granted leave for plaintiffs to file on or before November 14, 2005, an amended complaint addressing the scienter of the individual defendants and the independent registered public accounting firm.

The remaining putative class action purports to be brought on behalf of all persons who acquired BISYS securities from the Company as part of private equity transactions during the period October 23, 2000 to May 17, 2004. The complaint generally asserts that the Company and certain of its officers allegedly violated the federal securities laws in connection with the purported issuance of false and misleading information concerning the Company’s financial condition, and seeks damages in an unspecified amount. On November 29, 2004, plaintiffs filed an amended complaint. By order of the Court, the defendants’ time to answer the complaint has been extended until resolution of the motion to dismiss the complaint described in previous paragraph.

The derivative complaints purport to be on behalf of the Company and generally assert that certain officers and directors are liable for alleged breaches of fiduciary duties, abuse of control, gross mismanagement, waste, and unjust enrichment that purportedly occurred between October 23, 2000 and the present. The derivative complaints seek disgorgement, constructive trust and damages in an unspecified amount. The Court has ordered that the derivative actions be consolidated into a single action. On November 24, 2004, plaintiffs filed a consolidated amended complaint. On January 24, 2005, the Company and the individual defendants filed separate motions to dismiss the complaint. On October 31, 2005, the Court granted defendants’ motions, dismissing on the merits plaintiffs’ claim under Section 304 of the Sarbanes-Oxley Act of 2002 on the ground that it does not create a private right of action upon which plaintiffs may sue. Having so ruled, the Court also dismissed plaintiffs’ state law claims on the ground that it lacked subject matter jurisdiction over them.

The Company intends to defend itself vigorously against these claims but is unable to determine the ultimate outcome.

Our Insurance Services division is involved in litigation with a West Coast-based distributor of life insurance products, with which we had a former business relationship. The lawsuit, which is captioned Potomac Group West, Inc., et al, v. The BISYS Group, Inc., et al, was filed in September 2002 in the Circuit Court for Montgomery County, Maryland. The original complaint asserted breach of contract and a number of tort claims against BISYS, several subsidiaries, and several employees. The Court subsequently dismissed all claims against BISYS, its subsidiaries, and its employees, leaving only one breach of contract claim against one BISYS subsidiary. Plaintiffs continue to assert that they have not been paid all monies due for covered insurance policies. The trial is currently scheduled to begin in January 2007. We intend to continue to vigorously defend the claims asserted and have asserted a number of counterclaims. We believe that we have adequate defenses against claims arising in such litigation and that the outcome of this matter will not have a material adverse effect upon our financial position, results of operations or cash flows.

We are also involved in other litigation arising in the ordinary course of business. We believe that we have adequate defenses and/or insurance coverage against claims arising in such litigation and that the outcome of these proceedings, individually or in the aggregate, will not have a material adverse effect upon our financial position, results of operations or cash flows.

Regulatory Investigations

We notified the SEC in May 2004 that we would restate certain prior period financial statements, and subsequently, the SEC advised the Company that it was conducting an investigation into the facts and circumstances related to this restatement. On May 17, 2004, we announced that we would restate our financial results for the fiscal years ended June 30, 2003, 2002, and 2001 and for the quarters ended December 31 and September 30, 2003 (the “2004 restatement”) in order to record adjustments for correction of errors resulting from various accounting matters in the Life Insurance Services division. An amended Annual Report on Form 10-K for the fiscal year ended June 30, 2003 was filed with the SEC on August 10, 2004 along with amended Quarterly Reports on Form 10-Q for the quarters ended December 31 and September 30, 2003 to reflect the restated financial results. In July 2005, the Company determined that an additional restatement of previously issued financial statements was necessary and the SEC’s investigation has been expanded to include the 2005 restatement. The investigation is ongoing. The Company understands that representatives of the United States Attorney’s Office for the Southern District of New York have attended interviews that have taken place. We have cooperated and intend to continue to cooperate with the SEC’s investigation. We cannot predict when the SEC will conclude its investigation or the outcome or impact thereof.

As previously announced, the Company is also the subject of an SEC investigation related to marketing and distribution arrangements in its mutual funds services business. The practices at issue relate to the structure and accounting for arrangements pursuant to which BISYS Fund Services (BFS), a subsidiary of the Company, agreed with the advisers of certain U.S. mutual funds to use a portion of the administration fees paid to BFS by the mutual fund to pay for, among other things, expenses relating to the marketing and distribution of the fund shares, to make payments to certain advisers and to pay for certain other expenses. The Company has identified 27 fund support arrangements to the SEC, all of which were entered into prior to December 2003 and have been terminated.

BFS has submitted an offer of settlement to the SEC, which has the support of the SEC Staff. If accepted by the Commission, the proposed settlement would resolve the issues with respect to all fund support arrangements that the Company has disclosed to the Staff. The offer of settlement provides for the simultaneous initiation and settlement of an administrative proceeding through the entry of an administrative order. The order would set forth the SEC’s findings that BFS aided and abetted violations of Sections 206(1) and 206(2) of the Investment Advisers Act, Section 34(b) of the Investment Company Act and SEC Rule 12(b)-1. These rules and regulations prohibit investment advisers from employing any device, scheme or artifice to defraud and from engaging in any course of business that would operate as a fraud, prohibit untrue statements or omissions of material facts in certain documents filed with the SEC, and regulate the circumstances under which open-end mutual funds may participate in the distribution of the securities that they issue. Without admitting or denying the SEC’s findings, BFS would consent to cease and desist from aiding and abetting or causing any violations of the referenced provisions of the federal securities laws and related SEC rules. The order would also require disgorgement and payment of prejudgment interest and a penalty, as well as certain undertakings by BFS. The Staff has not yet presented the offer of settlement to the Commission for approval and no assurance can be given that such approval will be granted. The Company is continuing to cooperate with the SEC in this matter.

The Company has established an estimated liability of $20.9 million at June 30, 2005, representing expected amounts to be paid as part of this settlement, which is comprised of an estimated $9.7 million disgorgement recognized as a reduction to 2005 revenues, and an estimated fine of $10 million and prejudgment interest of $1.2 million recognized as an operating expense in 2005. As previously disclosed, the Company believes that the cost to bring this matter to resolution, including amounts to be paid as part of a settlement, legal fees and other related expenses it expects to incur through the conclusion of this investigation, will not exceed $25 million.

ITEM 4.	Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of our security holders during the fourth quarter of fiscal year ending June 30, 2005.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Price Range of Common Stock

Our Common Stock is traded on the New York Stock Exchange under the symbol “BSG”. The following table sets forth, for the periods indicated, the low and high closing prices per share for our Common Stock as reported by the New York Stock Exchange.

	Low	High
Fiscal 2005
First Quarter	$13.10	$14.84
Second Quarter.	12.45	16.63
Third Quarter	14.26	16.29
Fourth Quarter	14.12	15.65

	Low	High
Fiscal 2004
First Quarter	$12.95	$19.98
Second Quarter.	13.20	15.27
Third Quarter	14.09	18.40
Fourth Quarter	12.20	17.17

As of April 3, 2006 there were approximately 1,045 holders of record of our Common Stock. The actual number of our stockholders is greater than this number of holders of record.

Dividend Policy

We have not paid or declared any cash dividends during our most recent two fiscal years. We currently intend to retain all future earnings, if any, for use in our business and we do not anticipate paying any cash dividends on our Common Stock in the foreseeable future.

Issuer Purchases

Effective November 12, 2003, our Board of Directors authorized a stock buy-back program of up to $100 million with no scheduled date for which the program expires. Purchases have occurred and will continue to occur from time to time in the open market to offset the possible dilutive effects of shares issued under employee benefit plans, for possible use in future acquisitions and for general and other corporate purposes.

During the three months ended June 30, 2005, the Company purchased 413,350 shares of its common stock into treasury under the November 2003 repurchase program. A summary of the shares repurchased by month is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program(1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Program
April 2005	402,900	$14.95	4,007,703	$40,839,772
May 2005	3,662	$15.35	4,011,365	$40,783,560
June 2005	6,788	$15.14	4,018,153	$40,680,810

(1)	Information regarding securities authorized for issuance under equity compensation plans is incorporated by reference to Part II, Item 12 of this Annual Report.

ITEM 6.	Selected Financial Data.

The following information has been restated to reflect adjustments that are further discussed in the “Explanatory Note” in the forepart of this Annual Report on Form 10-K and in Note 3 to our Consolidated Financial Statements included in Part II, Item 8 of this report.

The following selected historical financial data should be read in conjunction with management’s discussion and analysis of financial condition and results of operations and the financial statements, including the notes thereto, included elsewhere in this Annual Report on Form 10-K. The notes to the consolidated financial statements contain additional information about various acquisitions, divestitures and certain charges related to restructurings, impairments, litigation and regulatory settlements which affect the comparability of the information presented.

	(in thousands, except per share data)
INCOME STATEMENT DATA:(1) For Years Ended June 30,	2005	2004 As Restated	2003 As Restated	2002 As Restated	2001 As Restated
Revenues	$1,063,055	$994,910	$855,237	$763,875	$564,181
Operating costs and expenses:
Service and operating	653,529	608,397	510,845	466,380	336,207
Selling, general and administrative	169,703	153,987	133,638	118,640	100,808
Depreciation and amortization	79,016	73,313	61,426	47,006	41,950
Restructuring and impairment charges	2,340	16,244	10,919	5,800	1,200
Litigation and regulatory settlements	32,269	8,604	—	—	—
Total operating costs and expenses	936,857	860,545	716,828	637,826	480,165
Operating earnings	126,198	134,365	138,409	126,049	84,016
Interest income	2,604	1,345	1,472	3,592	5,490
Interest expense	(19,451)	(19,201)	(18,804)	(16,162)	(11,951)
Investment gains (losses) and other	13,052	394	(1,585)	(942)	465
Income from continuing operations before income taxes	122,403	116,903	119,492	112,537	78,020
Income taxes	44,803	44,602	43,916	43,906	31,973
Income from continuing operations	77,600	72,301	75,576	68,631	46,047
Income (loss) from discontinued operations, net of tax	(71,493)	(2,170)	1,708	3,814	3,695
Net income	$6,107	$70,131	$77,284	$72,445	$49,742
Basic earnings (loss) per share:
Continuing operations	$0.65	$0.60	$0.63	$0.58	$0.40
Discontinued operations	(0.60)	(0.02)	0.01	0.03	0.03
Total basic earnings (loss) per share	$0.05	$0.59	$0.65	$0.61	$0.43
Diluted earnings (loss) per share:
Continuing operations	$0.65	$0.60	$0.62	$0.55	$0.38
Discontinued operations	(0.59)	(0.02)	0.01	0.03	0.03
Total diluted earnings (loss) per share	$0.05	$0.58	$0.63	$0.58	$0.41

	(in thousands, except per share data)
BALANCE SHEET DATA: June 30,	2005	2004 As Restated	2003 As Restated	2002 As Restated	2001 As Restated
Total assets	$1,540,460	$1,625,755	$1,466,636	$1,208,888	$995,381
Short-term borrowings	—	66,000	172,000	93,000	—
Long-term debt, including current maturities	410,255	418,748	314,206	317,486	314,766
Total stockholders’ equity	690,010	713,537	637,933	570,029	458,776

(1)	Includes amortization of goodwill, net of tax, of $6.0 million, or $0.05 per diluted share, in 2001, prior to the Company’s adoption of FAS No. 142 in fiscal 2002 whereby goodwill is no longer amortized.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our results of operations and financial condition in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements based on current expectations that involve risks and uncertainties. Actual results and the timing of certain events may differ significantly from those projected in such forward-looking statements due to a number of factors, including those discussed in the section entitled “Risk Factors” in Part I, Item 1 in this report.

The following discussion and analysis gives effect to the restatement described in “Explanatory Note” in the forepart of this Annual Report on Form 10-K and in Note 3 to our Consolidated Financial Statements included in Part II, Item 8 of this report. Accordingly, some of the data set forth in this section is not comparable to discussions and data in our previously filed annual and quarterly reports for the corresponding periods.

BUSINESS OVERVIEW

We provide outsourcing solutions that enable investment firms, insurance companies, and banks to more efficiently serve their customers, grow their businesses, and respond to evolving regulatory requirements. We support more than 1,000 clients in the financial services industry through three business segments: Investment Services, Insurance Services, and Information Services.

Our segments are separately managed strategic business units that offer different products and services. The Investment Services segment provides outsourcing services, including administration and distribution, to domestic and offshore mutual fund complexes, hedge funds and private equity funds and retirement plan services to small to mid-size retirement plans. The Insurance Services segment provides distribution solutions for commercial property and casualty, annuities, life, long-term care, disability and special risk insurance products. The Information Services segment provides information processing, imaging, and corporate financial solutions to banks, insurance companies and corporate clients.

Our objectives are to increase our client base and to expand the services we offer to our clients. We seek to be the premier, full-service outsourcing business partner focused on enhancing our clients’ growth, profits and performance. We seek to build value for our shareholders by increasing both revenues and earnings per share, through a combination of organic growth from existing clients, cross sales to existing clients, sales to new clients and strategic acquisitions.

RESULTS OF OPERATIONS

In April 2005, we completed the sale of our Education Services business. In accordance with FAS No. 144 (“FAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” the financial results of our Education Services business are reported as discontinued operations for all periods presented. Accordingly, historical amounts are reflected exclusive of discontinued operations. See Note 4 — “Acquisitions and Dispositions” for further description.

The following table presents the percentage of revenues represented by each item in our consolidated income statements for the periods indicated.

For Years Ended June 30,	2005	2004 As Restated	2003 As Restated
Revenues	100.0%	100.0%	100.0%
Operating costs and expenses:
Service and operating	61.5	61.1	59.7
Selling, general and administrative	16.0	15.5	15.6
Depreciation and amortization	7.4	7.4	7.2
Restructuring and impairment charges	0.2	1.6	1.3
Litigation and regulatory settlements	3.0	0.9	—
Total operating costs and expenses	88.1	86.5	83.8
Operating earnings	11.9	13.5	16.2
Interest income	0.2	0.1	0.2
Interest expense	(1.8)	(1.9)	(2.2)
Investment gains (losses) and other	1.2	0.1	(0.2)
Income from continuing operations before income taxes	11.5	11.8	14.0
Income taxes	4.2	4.5	5.1
Income from continuing operations	7.3	7.3	8.9
Income (loss) from discontinued operations, net of tax	(6.7)	(0.2)	0.2
Net income	0.6%	7.1%	9.1%

CONTINUING OPERATIONS

Revenues increased $68.1 million in 2005 and $139.7 million in 2004, representing increases of 7% and 16%, respectively. Revenues in 2005 have been reduced by $9.7 million pertaining to the disgorgement portion of an estimated regulatory settlement (see Litigation and Regulatory Settlements under this Item 7). Growth in 2005 and 2004 was derived from existing client growth, cross-sales to existing clients, sales to new clients, and revenues from acquired businesses, partially offset by lost business. Revenue growth from acquired businesses approximated $21.2 million in 2005 and $56.5 million in 2004. Our internal revenue growth (excluding acquisitions and divestitures) approximated 6% in 2005 (excluding the impact of the disgorgement portion of the estimated regulatory settlement) and 10% in 2004 and is expected to be flat in 2006.

Service and operating expenses increased $45.1 million in 2005 and $97.6 million in 2004, representing increases of 7% and 19%, respectively. Service and operating expenses increased as a percentage of revenues in 2005 by 0.4% to 61.5% and increased in 2004 by 1.4% to 61.1%. The dollar increases in 2005 and 2004 primarily resulted from additional costs associated with greater revenues. The 2005 increase as a percentage of revenues primarily resulted from lower margins in the Information Services segment and a $9.7 million reduction to revenue for the disgorgement portion of an estimated regulatory settlement recorded in 2005. The 2004 increase as a percentage of revenues primarily resulted from lower margins in the Insurance Services segment.

Selling, general and administrative expenses increased $15.7 million, or 10%, and increased as a percentage of revenues by 0.5% to 16.0% in 2005 and increased $20.3 million, or 15%, and decreased as a percentage of revenues by 0.1% to 15.5% in 2004. The dollar increases in 2005 and 2004 resulted from additional costs associated with greater revenues for both years and additional legal and accounting costs incurred in 2005 of approximately $4 million due to the restatement of our financial statements.

Depreciation and amortization was $79.0 million in 2005, compared to $73.3 million in 2004 and $61.4 million in 2003. The increases in 2005 and 2004 were due to additions of capitalized software and a higher level of acquired intangible assets associated with recently acquired businesses and customer contracts.

Operating margins were 11.9%, 13.5% and 16.2% in 2005, 2004 and 2003, respectively. Operating earnings decreased by $8.2 million to $126.2 million in 2005 and decreased as a percentage of revenues from 13.5% to 11.9%. The dollar and percentage decreases were primarily due to additional charges for litigation and regulatory settlements, offset by lower restructuring and impairment charges. Operating earnings decreased by $4.0 million to $134.4 million in 2004, primarily due to greater restructuring and impairment charges along with a significant margin decline in the Insurance Services segment.

Operating margins, excluding restructuring and impairment charges and litigation and regulatory settlements, were 15.1%, 16.0% and 17.5% for 2005, 2004 and 2003, respectively. The margin decrease in 2005 was primarily due to additional legal and accounting costs associated with the restatement of our financial statements and a margin decline in the Information Services segment due to loss of a major customer in the latter half of fiscal 2004. The margin decrease in 2004 was primarily due to a significant margin decline in the Insurance Services segment as a result of a decline in internal revenue and additional investments in sales support, customer service and training.

Interest income was $2.6 million in 2005 compared to $1.3 million in 2004 and $1.5 million in fiscal 2003. The increase in 2005 of $1.3 million was due to higher interest rates and increased levels of interest-bearing assets.

Interest expense was $19.5 million in 2005 compared to $19.2 million in 2004 and $18.8 million in 2003. Our weighted average interest rate approximated 3.9%, 3.3% and 3.4% for 2005, 2004 and 2003, respectively. The increase in 2005 was primarily due to higher interest rates offset by a decline in average borrowings. The increase in 2004 was due to interest costs associated with additional borrowings for acquisitions under our revolving credit facility.

The provision for income taxes reflects an effective tax rate of 36.6%, 38.2% and 36.8% for 2005, 2004 and 2003, respectively. In 2005, the effective tax rate was impacted by the $10.0 million nondeductible portion of an estimated SEC settlement that was recognized in 2005. Excluding the impact of this settlement, the effective tax rate in 2005 was 33.3%. The increase in the effective tax rate in 2004 is primarily due to the write-off of $3.2 million of net deferred tax assets associated with tax loss carryforwards and goodwill arising from the European mutual fund services operations that were not expected to be realized. Excluding the impact of this restructuring-related charge, the effective tax rate in 2004 was 35.4%. Excluding the impact of restructuring charges and regulatory settlements, the effective tax rate has trended downward from 2003 primarily due to the increase in foreign earnings that are taxed at lower rates. Our effective tax rate in fiscal 2006 is expected to approximate 36.5% and will be negatively impacted by an estimated $1.8 million of tax charges associated with the repatriation of earnings in 2006 under the American Jobs Creation Act of 2004 (see Note 7 — “Income Taxes”).

The Company does not believe inflation has had a material impact on sales or operating results during periods covered in this discussion.

DISCONTINUED OPERATIONS

During the third quarter of 2005, we approved a plan to sell our wholly owned subsidiary BISYS Education Services, Inc. Accordingly, results of operations of the Education Services business have been reflected as discontinued operations for all periods presented. In connection with the approval of the plan to sell the Education Services business, we determined that circumstances warranted that a recoverability assessment also be conducted of the tangible and intangible assets of the Education Services business. We performed an impairment analysis and calculated the estimated fair value of the Education Services business using a combination of discounted cash flows and market-based information, including the range of expected values of the business in a sale transaction. Based on that assessment, we determined that the carrying amount of goodwill exceeded its estimated fair value and recorded a pretax impairment charge to goodwill in the third quarter of 2005 of $86.5 million. See Note 4 — “Acquisitions and Dispositions,” for summary financial information of the Education Services business.

RESTRUCTURING AND IMPAIRMENT CHARGES

During 2005, 2004 and 2003, we recorded pretax restructuring and impairment charges of $2.3 million, $16.2 million and $10.9 million, respectively, as follows (in thousands):

	2005	2004 As Restated	2003 As Restated
Restructuring charges	$1,315	$10,695	$10,919
Impairment charges	1,025	5,549	—
	$2,340	$16,244	$10,919

See Note 8 — “Restructuring and Impairment Charges” for a complete summary of restructuring activities and remaining accrual balances.

Fiscal 2005

Restructuring charges of $1.3 million during 2005 were related to the completion of the restructuring of the European mutual fund services operations and were comprised of severance totaling $0.2 million and lease termination costs of $1.2 million, offset by reversals and currency translation gains of $0.1 million.

In addition to the impairment charge associated with our Education Services business, we recorded asset impairment charges of $1.0 million during 2005 related to other than temporary declines in the value of membership in the New York and Boston Stock exchanges.

Fiscal 2004

In 2004, we recorded pre-tax restructuring and impairment charges of $16.2 million. The charges consist of restructuring charges of $10.7 million that relate to the integration, consolidation, and reorganization of certain business operations, particularly in our European Fund Services division and the Insurance Services group and impairment charges of $5.5 million. Restructuring charges of $10.7 million during 2004 were comprised of severance totaling $8.5 million and lease termination and other costs of $2.2 million. Severance charges resulted from the termination or planned termination of approximately 350 employees representing all levels of staffing. The objectives of the 2004 restructuring plan were to close down or consolidate certain European Fund Services processing platforms located in Luxembourg, London and Guernsey; reduce costs by downsizing certain product development, marketing and sales support services in various business units; and relocate a call center in the Retirement Services division. Annualized pretax cost savings as a result of these restructuring activities were expected to approximate $26 million to $31 million.

We recorded asset impairment charges of $5.5 million during 2004, consisting primarily of the following items:

•	a $3.9 million charge in the Investment Services segment for the impairment of a customer-related intangible asset and other long-lived assets as a result of our plan to restructure our European mutual fund services operations and to exit certain European locations during the calendar year 2004 following the acquisition of two of our significant customers in those European locations by acquirers with existing fund services capabilities; and

•	a $1.2 million charge in the Insurance Services segment for impairment of a customer-related intangible asset deemed to be no longer recoverable from related future cash flows.

We also wrote off $3.2 million of net deferred tax assets associated with tax loss carryforwards and goodwill arising from the European mutual fund services operations as we determined the deferred tax amounts will not be realized. This write-off was recorded as additional income tax expense in 2004.

Fiscal 2003

We recorded a pre-tax restructuring charge of $10.9 million in 2003, relating to the integration, consolidation and relocation of certain business operations, primarily as a result of acquisition activity and the downsizing of certain areas in the investment, insurance and check imaging businesses. The restructuring charge includes a provision of $6.2 million for severance-related costs for approximately 250 employees, representing all levels of employees, and $4.7 million for facility closure and related costs. The objective of the 2003 restructuring plan was to reduce costs by consolidating, relocating, and downsizing certain operations in the investment, insurance and check imaging businesses. Reductions in force affected business operations such as data processing, software development, marketing, and various support services, and facility space reduction or closure occurred in several locations including Philadelphia, Pennsylvania and Columbus, Ohio. Annualized pretax cost savings as a result of these restructuring activities were expected to approximate $14 million to $16 million.

LITIGATION AND REGULATORY SETTLEMENTS

Litigation

We are currently subject to legal proceedings and claims, including securities class action lawsuits and a shareholder derivative lawsuit, and regulatory investigations. See Part I, Item 3, ”Legal Proceedings,” and Note 9 — “Litigation and Regulatory Investigations.”

We expensed the following amounts related to estimated settlement costs and legal fees in connection with the aforementioned litigation and investigatory matters for 2005 and 2004 (in thousands):

	2005	2004 As Restated
Litigation matters	$21,028	$8,604
Regulatory settlement ($20,940 net of disgorgement portion of $9,699)	11,241	—
	$32,269	$8,604

In February 2006, we reached an agreement regarding coverage with our insurance carriers that resulted in an insurance recoverable of approximately $8 million for certain legal expenses incurred by the Company through June 30, 2005 in connection with the aforementioned litigation and investigatory matters. Amounts recoverable under the agreement will be recognized as a reduction to legal expenses in the quarter ended March 31, 2006. We anticipate that legal expenses for these matters in 2006 will approximate $2 million to $4 million, net of insurance recoverables.

Legal fees and related costs for litigation arising in the ordinary course of business, and exclusive of the specific aforementioned litigation and investigatory matters, are included in the caption, “Selling, general and administrative” in the accompanying consolidated statements of income.

SEGMENT INFORMATION

The following tables set forth revenue, operating earnings and operating margin by business segment for 2005, 2004 and 2003. Measures used to assess segment performance include revenues and operating earnings, exclusive of restructuring and impairment charges and litigation and regulatory settlements. Segment operating earnings exclude restructuring and impairment charges and litigation and regulatory settlements since they are not allocated to the segments for internal evaluation purposes. While these items are identifiable to the business segments, they are not included in the measurement of segment operating earnings provided to the chief operating decision maker for purposes of assessing segment performance and decision making with respect to resource allocation.

	(in thousands)
	Years Ended June 30,			Dollar Change		Percentage Change
	2005	2004 As Restated	2003 As Restated	2005 vs. 2004	2004 vs. 2003	2005 vs. 2004	2004 vs. 2003
Revenues
Investment Services	$619,479	$565,660	$487,747	$53,819	$77,913	9.5%	16.0%
Insurance Services	241,497	208,779	165,504	32,718	43,275	15.7%	26.1%
Information Services	211,778	220,471	201,986	(8,693)	18,485	(3.9)%	9.2%
	1,072,754	994,910	855,237	77,844	139,673	7.8%	16.3%
Less: Disgorgement portion of estimated regulatory settlement reflected as a reduction to revenues	(9,699)	—	—	(9,699)	—	—	—
Total consolidated revenues	$1,063,055	$994,910	$855,237	$68,145	$139,673	6.8%	16.3%
Operating earnings
Investment Services	$86,362	$70,990	$61,575	$15,372	$9,415	21.7%	15.3%
Insurance Services	62,665	49,289	52,044	13,376	(2,755)	27.1%	(5.3)%
Information Services	49,865	63,537	54,709	(13,672)	8,828	(21.5)%	16.1%
Corporate	(28,386)	(24,603)	(19,000)	(3,783)	(5,603)	(15.4)%	(29.5)%
	170,506	159,213	149,328	11,293	9,885	7.1%	6.6%
Reconciling items:
Restructuring and impairment charges	(2,340)	(16,244)	(10,919)	13,904	(5,325)	—	—
Litigation and regulatory settlements	(32,269)	(8,604)	—	(23,665)	(8,604)	—	—
Disgorgement portion of estimated regulatory settlement	(9,699)	—	—	(9,699)	—	—	—
Total consolidated operating earnings	$126,198	$134,365	$138,409	$(8,167)	$(4,044)	(6.1)%	(2.9)%
Operating Margin
Investment Services	13.9%	12.5%	12.6%
Insurance Services	25.9%	23.6%	31.4%
Information Services	23.5%	28.8%	27.1%

Internal revenue growth (excluding acquisitions and divestitures) in 2005 for Investment Services, Insurance Services and Information Services approximated 7%, 11% and (4)%,

respectively. A substantial portion of our revenues, especially in the Investment Services and Information Services business segments, are recurring in nature.

Revenue in the Investment Services business segment increased $53.8 million in 2005 and $77.9 million in 2004, representing increases of 10% and 16%, respectively. Revenues in 2005 exclude the $9.7 million impact of the disgorgement portion of an estimated regulatory settlement stated separately above. The revenue increase in 2005 was due to the acquisition of RK Consulting in January 2005 and internal growth of 7% including the acquisition of several new clients, primarily in the 401(k) plan record keeping business. The revenue increase in 2004 was due to increased sales to new clients by all divisions in this segment and increased assets under administration. Operating earnings in the Investment Services business segment increased $15.4 million in 2005 and $9.4 million in 2004, resulting in margins of 13.9%, 12.5% and 12.6% in 2005, 2004 and 2003, respectively. The margin expansion in 2005 was primarily due to faster growth in the higher margin Hedge Fund and Private Equity businesses. For fiscal 2006, margins are expected to contract modestly and internal revenue is expected to decline modestly as a result of the previously disclosed loss of a significant Fund Services client in the second half of fiscal 2005 due to merger and the loss of another Fund Services client in 2006 due to their decision to exit the mutual fund business.

Revenue in the Insurance Services business segment increased $32.7 million in 2005 and $43.3 million in 2004, representing increases of 16% and 26%, respectively. Revenue growth in fiscal 2005 was due to acquisitions completed in 2004 and internal growth of 11%. Revenue growth in 2004 was due to acquisitions, offset by a decline in internal revenue of 8%. Operating earnings in the Insurance Services business segment increased $13.4 million in 2005 and decreased $2.8 million in 2004, resulting in margins of 25.9%, 23.6% and 31.4% in 2005, 2004 and 2003, respectively. Margins increased in 2005 primarily due to higher volumes and changes in business mix. Margins declined in 2004 primarily due to the decline in internal revenue and additional investments in sales support and customer service. Margins are expected to expand modestly in fiscal 2006, and internal revenue growth also is expected to be moderately positive.

Revenue in the Information Services business segment decreased $8.7 million, or 4%, in 2005 and increased $18.5 million, or 9%, in fiscal 2004. The revenue decrease in 2005 was primarily due to the loss of a major customer that was acquired by another company and deconverted in the latter half of 2004. The revenue increase in 2004 was due to existing client growth, cross sales of ancillary products and services to existing clients, sales to new clients and a large early termination fee associated with the deconversion of an acquired major customer. Operating earnings in the Information Services business segment decreased $13.7 million in 2005 and increased $8.8 million in 2004, resulting in operating margins of 23.5%, 28.8% and 27.1% for 2005, 2004 and 2003, respectively. The 2005 margin decrease was primarily due to the decline in revenue and ongoing investments in the growth of several new products. During fiscal 2006, BISYS entered into a definitive agreement to sell the Information Services business to Open Solutions Inc. for approximately $470 million in cash. The transaction closed on March 3, 2006, and net proceeds after transaction costs and applicable income taxes are expected to approximate $300 million. We expect to recognize a gain of approximately $200 million from this sale in our quarter ended March 31, 2006, which will be included with income from discontinued operations.

Corporate operations represent charges for our executive, human resources, legal, accounting and finance functions, and various other unallocated overhead charges. Corporate expenses increased $3.8 million in 2005 and $5.6 million in 2004, representing increases of 15% and 29%, respectively. The increase in 2005 was primarily due to legal and accounting fees incurred relating to the restatement of our financial statements. The increase in 2004 was primarily due to increased compensation expense associated with restricted stock awards, incentive and severance arrangements, and 2004 restatement expenses. Corporate expenses are expected to be substantially higher in fiscal 2006 primarily due to legal and accounting fees associated with the restatement, severance costs, and stock option expenses as a result of the adoption of FAS 123R.

FINANCIAL CONDITION

At June 30, 2005 and 2004, we had cash and cash equivalents of $173 million and $143 million, respectively. Cash and cash equivalents held outside the U.S. at June 30, 2005 and 2004 amounted to $61 million and $51 million, respectively. Total assets decreased from $1.6 billion at June 30, 2004 to $1.5 billion at June 30, 2005 primarily due to the sale of the Education Services business. Stockholders’ equity decreased from $714 million at June 30, 2004 to $690 million at June 30, 2005 primarily due to repurchases of our common stock totaling $46 million.

In January 2005, we purchased the assets of RK Consulting for cash consideration of approximately $83 million. The acquisition of RK Consulting complements and expands our existing hedge fund and private equity business. In April 2005, we completed the sale of our Education Services business and received cash consideration of approximately $51 million.

Capital expenditures, including capitalized software costs, were $59 million, $65 million and $66 million in 2005, 2004 and 2003, respectively. Excluding the Information Services business which was sold in March 2006, capital expenditures are expected to be in the range of $20 million to $25 million in fiscal 2006.

The following provides a summary of contractual obligations as of June 30, 2005 (in thousands):

	Payments by Period
Contractual obligations	Less than 1 year	1–3 years	3–5 years	More than 5 years	Total
Long-term debt(1)	$399,904	$8,661	$1,690	$—	$410,255
Operating leases(2)	33,223	61,231	49,852	103,587	247,893
Purchase obligations(3)	40,034	53,068	2,450	—	95,552
Total	$473,161	$122,960	$53,992	$103,587	$753,700

(1)	These amounts are included in the Consolidated Balance Sheets. See Note 6 to the Consolidated Financial Statements for additional information about debt and related matters.

(2)	Included in these amounts are various facilities and equipment operating leases, and software license agreements. We enter into operating leases in the normal course of business relating to facilities and equipment. The majority of lease agreements have fixed payment terms based on the passage of time. Certain leases require payment of maintenance and real estate taxes and contain escalation provisions based on future adjustments in price indices. Future operating lease obligations could change if we exit certain contracts or enter into additional operating lease agreements.

(3)	Purchase obligations primarily relate to maintenance agreements on software, equipment and other assets.

LIQUIDITY AND CAPITAL RESOURCES

In March 2004, we entered into a four-year senior unsecured credit facility with a syndicate of lenders. The 2004 facility was created to support working capital requirements, repurchases of our common stock, and the funding of acquisitions and initially contained a $300 million revolving line of credit facility and a $100 million term loan. Outstanding borrowings under the credit facility bore interest at prime or, at our option, LIBOR plus a margin. The credit agreement required us to pay an annual facility fee of 0.30% on the total revolving credit commitment. The facility was guaranteed by certain subsidiaries of The BISYS Group, Inc.

At June 30, 2005, we had outstanding borrowings of $93.75 million against the term loan portion of the facility, which was repaid in full in December 2005. Our debt ratio (total debt/total debt plus equity) was 0.37 at June 30, 2005, and the Company’s maximum debt ratio was not to exceed 0.50 under the terms of the revolving credit facility. At June 30, 2005, the weighted average interest rate of the 2004 credit facility borrowings was 4.38%.

The credit agreement required us to maintain certain financial covenants and limited our ability to incur future indebtedness and to pay dividends. As of June 30, 2005, no amounts were permitted for the payment of cash dividends. As of June 30, 2005, a default existed under the 2004 facility resulting from our failure to timely file our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 and our failure to deliver the related compliance certificate for such fiscal quarter. On June 14, 2005, we obtained a consent and waiver from the lenders under the 2004 facility, which extended the cure period arising from these defaults to August 1, 2005. After obtaining additional consents and waivers from the lenders subsequent to June 30, 2005, the 2004 facility was eventually terminated by us in January 2006 and replaced with a new interim credit facility (see Note 6 — “Establishment of New Credit Facility”). As a condition of the waivers, additional borrowings under the revolving line of credit were not permitted until the default was cured.

In January 2006, we entered into a Credit Agreement with a syndicate of lenders, providing for (i) an interim revolving credit facility in an aggregate amount of up to $100 million (the ”Revolver”) and (ii) an interim term loan in an aggregate amount of up to $300 million (the “Term Loan,” together with the Revolver, the “Interim Facility”). The maturity date of the Interim Facility is January 2, 2007. The proceeds of the Revolver may be used for working capital and other corporate purposes. The Term Loan commitment was subsequently cancelled since the proceeds were no longer required to repay the $300 million of Notes.

Borrowings at June 30, 2005 also included $300 million of 4% convertible subordinated notes due March 2006. In March 2006, we used the net proceeds from the sale of the Information Services segment for the repayment of these notes (see Note 4 — “Acquisitions and Dispositions”).

We manage our debt structure and interest rate risk through the use of fixed- and floating-rate debt. While changes in the interest rates could decrease our interest income or increase our interest expense, we do not believe that we have a material exposure to changes in interest rates based on the relative size of our interest bearing assets and liabilities. We do not undertake any specific actions concerning exposure to interest rate risk, and we are not party to any interest rate derivative transactions. We utilize foreign currency forward contracts to manage our foreign exchange risk. These instruments are designated as cash flow hedges and are recognized as earnings in the same period as the items that they generally offset.

Our strategy includes the acquisition of complementary businesses financed by a combination of internally generated funds, borrowings from the revolving credit facility, long-term debt, and common stock. Our policy is to retain earnings to support future business opportunities, rather than pay dividends. We have historically used a significant portion of our cash flow from operations to fund acquisitions and capital expenditures with any remainder used to reduce outstanding borrowings under the credit facility or repurchase our own common stock. We believe that our cash flow from operations together with available borrowings under the $100 million revolving credit facility will be adequate to meet our funding requirements. In the event that we make significant future acquisitions, we may raise funds through additional borrowings or the issuance of securities.

Accounts receivable represented 44 and 40 days sales outstanding (DSO) at June 30, 2005 and 2004, respectively, based on quarterly revenues. The calculation of DSO for accounts receivable excludes insurance premiums and commissions receivable arising from our insurance-related business. DSO is less relevant for this type of receivable because it includes premiums that are ultimately remitted to the insurer and not recognized as revenue. Additionally, certain life insurance commissions due from insurance carriers have customary collection terms of up to twelve months. We perform credit evaluations of our customers in conjunction with our new business development processes. The customers are assessed for credit worthiness based on their financial position, and payment terms are generally negotiated at the time contracts are signed. We regularly evaluate our accounts receivable position relative to our revenues and monitor our accounts receivable aging as part of managing our receivable portfolio. Credit risk is generally mitigated by reasonably short payment terms, the nature of our customers (i.e., commercial banks, mutual funds, and insurance carriers) and our large and diverse customer base. We generally do not require collateral for accounts receivable and maintain an allowance for doubtful accounts of $3.4 million and $3.0 million at June 30, 2005 and 2004, respectively.

For 2005, operating activities provided cash of $204 million, primarily as a result of income from continuing operations of $78 million, depreciation and amortization of $79 million and an increase in accrued liabilities and other of $48 million. Investing activities used cash of $65 million, primarily for the acquisition of the RK Consulting business of $83 million and capital expenditures of $50 million, offset by proceeds from divestitures of $52 million and proceeds from sale of investments of $15 million. Financing activities used cash of $110 million, primarily for net payments on short-term borrowings of $66 million and repurchases of common stock of $46 million.

For 2004 and 2003, operating activities provided cash of $228 million and $186 million, respectively. Investing activities used cash of $109 million and $232 million in 2004 and 2003, respectively. Financing activities used cash of $58 million in 2004 and provided cash of $51 million in 2003.

Repurchases of our common stock have occurred and are expected to continue to occur from time to time in the open market to offset the possible dilutive effect of shares issued under employee benefits plans, for possible use in future acquisitions, and for general and other corporate purposes. The following table presents stock repurchase activity during the last three fiscal years under programs authorized by the Board of Directors between 1999 and 2005, disclosing total shares repurchased under each program and the associated cost. Upon authorization of each new stock repurchase program, the former program is superseded and replaced.

	(in thousands)
Year Ended June 30,	2005		2004		2003
	Shares	Cost	Shares	Cost	Shares	Cost
Share repurchase programs:
$100 million, authorized January 1999	—	$—	—	$—	1,150	$28,626
$100 million, authorized August 2002	—	—	3,158	46,153	301	4,793
$100 million, authorized November 2003	3,149	45,755	869	13,565	—	—
Total stock repurchases	3,149	$45,755	4,027	$59,718	1,451	$33,419

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2005, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, other than outstanding letters of credit totaling $3.1 million.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties and may result in materially different results under different assumptions and conditions. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.

We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates in the near term.

Certain accounting policies that require significant management estimate and are deemed critical to our results of operations or financial position are discussed below.

Goodwill — We have recorded goodwill that was initially recognized as a result of business combinations. In accordance with FAS 142, “Goodwill and Other Intangible Assets,” we periodically evaluate goodwill for impairment no less than annually by comparing the carrying value of each reporting unit to its fair value using a two-step impairment test. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment is recognized in an amount equal to that excess. Our process for estimating a reporting unit’s fair value requires the use of assumptions and estimates regarding the reporting unit’s future cash flows, growth rates and weighted average cost of capital. Assumed growth rates generally ranged from 4% to 8% and varied by reporting unit based upon near and medium term growth opportunities. The assumed weighted average cost of capital approximated 12% in the most recent analyses. Any significant adverse changes in key assumptions about these businesses and their prospects or an adverse change in market conditions may cause a change in the estimate of fair value and could result in an impairment charge. We have approximately $752 million of goodwill as of June 30, 2005, none of which is considered impaired, based on impairment testing. Given the significance of goodwill, an adverse change to the estimated fair value could result in an impairment charge that could be material to the financial statements.

Acquired Intangible Assets — We have recorded intangible assets that were initially recognized as a result of business combinations or acquired customer relationships. The intangible assets are amortized on either a pattern of consumption or a straight-line method over their estimated useful lives. We assess the likelihood of recovering the cost of acquired intangible assets whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. We evaluate, for impairment, the carrying value of acquired intangible assets by comparing the carrying value to the anticipated future undiscounted cash flows expected to be generated from the use of the intangible asset. If an intangible asset is impaired, the asset is written down to fair value. Intangible assets resulting from acquired customer relationships are evaluated in light of actual customer attrition rates and related cash flows to ensure that the carrying value of these intangibles assets is recoverable. Significant changes in these customer relationships could result in an impairment charge. We have approximately $145.2 million of acquired intangible assets as of June 30, 2005. Given the significance of intangibles, adverse changes to these relationships could result in an impairment charge that could be material to the financial statements.

Income taxes — We account for income taxes in accordance with FAS 109, “Accounting for Income Taxes,” which establishes financial accounting and reporting standards for the effect of income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns. Judgment is required in addressing the future tax consequences of events that have been recognized in our financial statements or tax returns. Fluctuations in the actual outcome of these future tax consequences could materially impact the financial statements.

We also record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. In the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

Legal and regulatory contingencies — We are subject to various legal proceedings and claims, including securities class action lawsuits, a shareholder derivative lawsuit, and regulatory investigations. GAAP requires that liabilities for contingencies be recorded when it is probable that a liability has been incurred before the balance sheet date and the amount can be reasonably estimated. Significant management judgment is required to comply with this guidance. We analyze our litigation exposure and determine estimates for anticipated regulatory settlements based on available information, including consultation with outside counsel handling the defense of these matters, to assess probable liability.

Revenue recognition — Except as noted for software and related revenues described below, we recognize revenue in accordance with the provisions of the Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” (“SAB 104”). SAB 104, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements, is supplemented by the specific guidance provided for the specialized revenue recognition types addressed below.

Our principal sources of service revenues include information processing and software services, administration and distribution of mutual funds, hedge funds and private equity funds, brokerage and consulting services, administration and record keeping of retirement plans, and commissions from insurance brokerage and distribution activities. Revenues from these services are recognized in the periods in which the services are performed or over the life of the customer contract. We recognize revenues from certain services on either a gross or net basis based upon consideration of various factors or indicators as set forth in EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent” (“EITF 99-19”).

Cash received by us in advance of the performance of services or the revenue being recognized is deferred. We defer recognition of up-front implementation and conversion fees that are not the culmination of a separate earnings process and recognize them ratably over the estimated customer life, generally between five and eight years.

Data processing revenues:  Revenues are recognized in accordance with SAB 104 and EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables.” Data center information processing revenues are recognized based on monthly contractual minimum amounts or actual monthly usage by the customer. Implementation fees for ancillary products are generally recognized over six years, consistent with the amortization of related purchased software licenses. In connection with our outsourcing arrangements, we often perform implementations, including the installation and customization of our proprietary software or third-party software in our centers. Under these arrangements, a client does not take possession of the software nor have the right to take possession of the software without incurring a significant penalty. We recognize all internal and contracted costs associated with information processing, implementation and conversion revenues as incurred. Termination fees are charged when customers cancel their outsourcing contract and are recognized ratably as revenue over the period from customer notification to the deconversion date.

We have agreements with third party vendors to resell the services of those third party vendors to our customers. We are obligated to provide these services to certain of our customers, which include Internet banking, telecommunication and other resold services, and we are considered the primary obligor. In addition, we price these services independent of the amounts billed by the third party vendors, and we bear all collection risk for the amounts billed to our customers. In accordance with EITF No. 99-19, amounts earned from the resale of these services are recorded as revenue on a gross basis and the costs incurred from the third party service providers are recorded as service and operating costs in the accompanying consolidated statements of income.

Administration, distribution and record keeping revenues:  Revenues earned from administration and distribution of mutual funds, hedge funds and private equity funds are, in some cases, based on the average net asset value or invested capital of the fund, subject to minimum charges, and in some cases consist of or include account-based fees and other fixed charges. Revenues earned from record keeping services for retirement plans are generally based upon the number of eligible employees or participants in a plan subject to certain minimums, as well as fees based on assets held in the retirement plans, and transaction fees. Revenues from these services are recognized in the periods in which the services are performed.

Insurance commission revenues:  Commission revenue from insurance distribution operations is recognized when all placement services have been provided, protection is afforded under the insurance policy, and the premium is known or can be reasonably estimated and is billable; or when the policy renews or when incentive-based targets are achieved. Commission revenue is recorded net of an allowance for estimated commission adjustments due to lapses, policy cancellations, and revisions in coverage.

In the Life Insurance division, insurance commissions earned from carriers are recorded net of amounts due to agents. Commission revenue from carriers and commissions payable to agents are generally recognized based on a percentage of the premium that the policyholder pays to the insurance carrier. First year commissions are calculated based on a contractual percentage of the first year’s premium. Renewal commissions relate to the periods following the first year and are paid at a contractual rate if the policy remains in force. Bonus commissions are paid by the insurance carrier in situations in which certain volume, persistency or profitability targets are met.

Software and related revenues:  We recognize revenues in accordance with the provisions of the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended, as well as Technical Practice Aids issued from time to time by the AICPA. Revenue is recognized when a non-cancelable license agreement has been executed, fees are fixed or determinable, the software has been delivered and installed, accepted by the customer if acceptance is required by the contract and is other than perfunctory, and collection is considered probable. We sell software licenses in conjunction with hardware and professional services for installation and maintenance. We allocate the total arrangement fee among each deliverable using the fair value of each of the deliverables determined using vendor-specific objective evidence (“VSOE”). VSOE of fair value is determined using the price charged when that element is sold separately. In software arrangements in which we have fair value of all undelivered elements but not of a delivered element, the residual method is used to record revenue. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is allocated to the delivered element(s) and is recognized as revenue. In software arrangements in which we do not have VSOE of fair value of all undelivered elements, revenue is deferred until fair value is determined, or until all elements for which we do not have VSOE of fair value have been delivered. Our software license agreements do not require significant modification or customization of the underlying software, and accordingly, installation and training services are not considered essential to functionality. However, we do not have VSOE for our installation services so all hardware and software revenues are deferred until installation is complete. Revenues from training and other services are recognized as services are performed.

Maintenance revenue consists of fees generated by providing software maintenance, unspecified upgrades and support to customers, such as telephone support and new releases of software and updated user documentation on a when-and-if-available basis. A customer typically prepays maintenance and support fees for an initial period, and the related revenue is deferred and recognized ratably over the term of such initial period. Maintenance is renewable by the customer, and maintenance revenue is recognized ratably over the term of the related support period, generally twelve months.

NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued FAS 123R, “Share-Based Payment.” FAS 123R establishes standards for accounting for transactions in which an entity exchanges its equity instruments for goods or services. FAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. FAS 123R requires that the fair value of such equity instruments be recognized as expense in the financial statements as services are performed. Prior to FAS 123R, only the pro forma disclosures of fair value were required. FAS 123R is effective for our first quarter of 2006. We intend to adopt FAS 123R effective July 1, 2005 utilizing the modified prospective application transition method and the Black-Scholes option pricing model that are permitted under the new standard. The estimated impact of adopting FAS 123R on results of operations for 2006, based on options outstanding at June 30, 2005, is approximately $2.2 million, after tax.

In December 2004, the FASB issued FAS No. 153, “Exchanges of Nonmonetary Assets — An Amendment of APB Opinion No. 29” (“FAS 153”). FAS 153 amends Accounting Principles Board Opinion No. 29, “Accounting for Nonmonetary Transactions” (“APB 29”). The amendments made by FAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have “commercial substance.” Previously, APB 29 required that the accounting for an exchange of a productive asset for a similar productive asset, or an equivalent interest in the same or similar productive asset, should be based on the recorded amount of the asset relinquished. The provisions of SFAS 153 will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, and there is no expected impact on our consolidated financial statements.

In May 2005, the FASB issued FAS No. 154, “Accounting for Changes and Error Corrections — A Replacement of APB Opinion No. 20 and FASB Statement No. 3” (“FAS 154”). FAS 154 requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 (the Company’s fiscal 2007).

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk.

We do not have material exposure to market risk from derivative or non-derivative financial instruments. We do not utilize such instruments to manage market risk exposures or for trading or speculative purposes. We do, however, invest available cash and cash equivalents in highly liquid financial instruments with original maturities of three months or less. As of June 30, 2005, we had approximately $173 million of cash and cash equivalents invested in highly liquid debt instruments purchased with original maturities of three months or less, including $16.2 million of overnight repurchase agreements. We believe that potential near-term losses in future earnings, fair values and cash flows from reasonably possible near-term changes in the market rates for such instruments are not material to us. We manage our debt structure and interest rate risk through the use of fixed- and floating-rate debt. While changes in interest rates could decrease our interest income or increase our interest expense, we do not believe that we have a material exposure to changes in interest rates based on the relative size of our interest bearing assets and liabilities. We do not undertake any specific actions concerning exposure to interest rate risk and we are not party to any interest rate derivative transactions.

We conduct a portion of our business internationally exposing earnings, cash flows and financial position to foreign currency risks. The majority of these risks are associated with transactions denominated in currencies other than our functional currency. Our policy on foreign currency risk is to minimize these risks whenever possible, supplemented with foreign currency forward contracts. During 2005, the Company entered into foreign currency forward contracts to manage risks associated with fluctuations in foreign currency exchange rates related to specifically identified operating expenses. The contracts, totaling $4.2 million in notional value, require the Company to purchase currencies at specified rates over the next seven months ($2.7 million outstanding at June 30, 2005). The instruments are accounted for as foreign currency cash flow hedges of specifically identified euro-denominated operating expenses.

ITEM 8.	Financial Statements and Supplementary Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

As described in “Explanatory Note” in the forepart of this Annual Report on Form 10-K, we have restated the consolidated financial statements for prior periods and related notes presented in this index.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of The BISYS Group, Inc.:

We have completed an integrated audit of The BISYS Group, Inc.’s 2005 consolidated financial statements and of its internal control over financial reporting as of June 30, 2005 and audits of its 2004 and 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of The BISYS Group, Inc. at June 30, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 3 to the consolidated financial statements, The BISYS Group, Inc. has restated its 2004 and 2003 consolidated financial statements.

Internal control over financial reporting

Also, we have audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that The BISYS Group, Inc. did not maintain effective internal control over financial reporting as of June 30, 2005 because of the effect of material weaknesses relating to (1) the control environment, (2) controls over revenue recognition, (3) controls over accounting for business combinations and divestitures, (4) controls over vendor rebates and legal and contractual settlements, (5) controls over leases, and (6) controls over insurance commissions payable based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment.

1.	Control environment: The Company did not maintain an effective control environment. Specifically, the Company (i) failed to establish adequate controls over the selection, application and documentation of its accounting policies to ensure all accounting policies were made in accordance with generally accepted accounting principles; (ii) failed to adequately train its personnel in the application of generally accepted accounting principles commensurate with its financial reporting requirements; (iii) failed to effectively train its personnel on compliance with its Code of Conduct and (iv) failed to maintain an effective whistleblower program. Additionally, the control environment allowed certain individuals who were part of the Company’s former management to permit ineffective controls that failed to detect certain accounting errors and failed to prevent the improper override of controls in certain other instances, which allowed inappropriate accounting under their supervision.

A control environment sets the tone of an organization, influences the control consciousness of its people, and is the foundation of all other components of internal control over financial reporting. This control environment material weakness contributed to the material weaknesses described in 2 through 6 below.

2.	Controls over revenue recognition : The Company did not maintain effective controls over revenue. Specifically, effective controls, including effective reconciliations, were not designed and in place to ensure the completeness, accuracy and appropriate timing of revenue recognition related to new customer contracts, software sales and service bureau hosting arrangements, and the presentation of gross versus net revenue recognition for certain distribution and marketing activities within the fund services division. This control deficiency resulted in the restatement of the Company’s consolidated financial statements for the years ended June 30, 2004 and 2003, for each of the first two quarters in fiscal 2005, all quarters in fiscal 2004 and adjustments to the third and fourth quarters of fiscal 2005 to correct revenue and deferred revenue. Additionally, this control deficiency could result in a misstatement of the aforementioned accounts that would result in a material misstatement to the Company’s annual or interim consolidated financial statements that would not be prevented or detected.

3.	Controls over accounting for business combinations and divestitures: The Company did not maintain effective controls over the accuracy and completeness of its accounting for business combinations and divestitures. Specifically, effective controls were not designed and in place to prevent or detect errors related to (i) the capitalization of certain acquisition costs; (ii) the recording of charges to merger and divestiture related accruals; (iii) the recognition of certain merger related cash flows as revenue; (iv) the recognition of divestiture gains and operating expenses and (v) the amortization of customer related intangible assets. This control deficiency resulted in the restatement of the Company’s consolidated financial statements for the years ended June 30, 2004 and 2003, for each of the first two quarters in fiscal 2005, all quarters in fiscal 2004 and adjustments to the third and fourth quarters of fiscal 2005 to correct merger and divestiture related accruals and expenses, goodwill and intangible assets. Additionally, this control deficiency could result in a misstatement of the aforementioned accounts that would result in a material misstatement to the Company’s annual or interim consolidated financial statements that would not be prevented or detected.

4.	Controls over vendor rebates and legal and contractual settlements: The Company did not maintain effective controls over the completeness, accuracy and validity of its accounting for vendor rebates and expenses incurred in connection with legal and contractual settlements. Specifically, effective controls were not designed and in place relative to the identification, communication and review of financial data used in accounting for vendor rebates and expenses incurred in connection with legal and contractual settlements. This control deficiency resulted in the restatement of the Company’s consolidated financial statements for the years ended June 30, 2004 and 2003, for each of the first two quarters in fiscal 2005, all quarters in fiscal 2004 and adjustments to the third and fourth quarters of fiscal 2005 to correct vendor rebates, legal and contractual settlement expenses, and the related accruals. Additionally, this control deficiency could result in a misstatement of the aforementioned accounts that would result in a material misstatement to the Company’s annual or interim consolidated financial statements that would not be prevented or detected.

5.	Controls over leases: The Company did not maintain effective controls over the completeness and accuracy of its accounting for lease related assets, liabilities and expenses. Specifically, effective controls were not designed and in place over the selection, application and monitoring of our accounting policies related to (i) the recognition of escalating lease payments, (ii) the recognition of lease incentives and (iii) the capitalization of equipment lease obligations to ensure that such transactions were accounted for in conformity with generally accepted accounting principles. This control deficiency resulted in the restatement of the Company’s consolidated financial statements for the years ended June 30, 2004 and 2003, for each of the first two quarters in fiscal 2005, all quarters in fiscal 2004 and adjustments to the third and fourth quarters of fiscal 2005 to correct equipment, deferred rent, rent expense, amortization expense and lease obligations. Additionally, this control deficiency could result in a misstatement of the aforementioned accounts that would result in a material misstatement to the Company’s annual or interim consolidated financial statements that would not be prevented or detected.

6.	Controls over insurance commissions payable. The Company did not maintain effective controls over the completeness and accuracy of its accounting for commissions payable in the life insurance services division. Specifically, effective controls, including effective reconciliations, were not designed and in place to appropriately record sales commissions payable to the Company’s retail agents. This control deficiency resulted in the restatement of the Company’s consolidated financial statements for the years ended June 30, 2004 and 2003, for each of the first two quarters in fiscal 2005, all quarters in fiscal 2004 and adjustments to the third and fourth quarters of fiscal 2005 to correct accrued commissions payable. Additionally, this control deficiency could result in a misstatement of the aforementioned accounts that would result in a material misstatement to the Company’s annual or interim consolidated financial statements that would not be prevented or detected.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the June 30, 2005 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

In our opinion, management’s assessment that The BISYS Group, Inc. did not maintain effective internal control over financial reporting as of June 30, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the COSO. Also, in our opinion, because of the effects of the material weaknesses described above on the achievement of the objectives of the control criteria, The BISYS Group, Inc. has not maintained effective internal control over financial reporting as of June 30, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO.

/s/ PricewaterhouseCoopers LLP
New York, New York
April 25, 2006

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

For Years Ended June 30,	2005	2004 As Restated	2003 As Restated
Revenues	$1,063,055	$994,910	$855,237
Operating costs and expenses:
Service and operating	653,529	608,397	510,845
Selling, general and administrative	169,703	153,987	133,638
Depreciation and amortization	79,016	73,313	61,426
Restructuring and impairment charges	2,340	16,244	10,919
Litigation and regulatory settlements	32,269	8,604	—
Total operating costs and expenses	936,857	860,545	716,828

Operating earnings	126,198	134,365	138,409
Interest income	2,604	1,345	1,472
Interest expense	(19,451)	(19,201)	(18,804)
Investment gains (losses) and other	13,052	394	(1,585)
Income from continuing operations before income taxes	122,403	116,903	119,492
Income taxes	44,803	44,602	43,916
Income from continuing operations	77,600	72,301	75,576
Income (loss) from discontinued operations, net of tax	(71,493)	(2,170)	1,708
Net income	$6,107	$70,131	$77,284

Basic earnings (loss) per share:
Continuing operations	$0.65	$0.60	$0.63
Discontinued operations	(0.60)	(0.02)	0.01
Total basic earnings (loss) per share	$0.05	$0.59	$0.65

Diluted earnings (loss) per share:
Continuing operations	$0.65	$0.60	$0.62
Discontinued operations	(0.59)	(0.02)	0.01
Total diluted earnings (loss) per share	$0.05	$0.58	$0.63

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

June 30,	2005	2004 As Restated
ASSETS
Current assets:
Cash and cash equivalents	$172,953	$142,726
Restricted cash	42,314	67,125
Accounts receivable, net	102,678	91,065
Insurance premiums and commissions receivable	88,548	80,285
Deferred tax asset	35,838	29,213
Other current assets	19,393	35,871
Current assets of discontinued operations	—	11,931
Total current assets	461,724	458,216
Property and equipment, net	55,993	60,751
Goodwill	752,415	692,941
Intangible assets, net	247,063	243,776
Other assets	23,265	30,845
Noncurrent assets of discontinued operations	—	139,226
Total assets	$1,540,460	$1,625,755

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$399,904	$12,476
Short-term borrowings	—	66,000
Accounts payable	22,991	16,502
Insurance premiums and commissions payable	113,395	129,269
Other current liabilities	212,792	187,283
Current liabilities of discontinued operations	—	8,743
Total current liabilities	749,082	420,273
Long-term debt	10,351	406,272
Deferred tax liability	41,695	32,405
Deferred revenues	42,702	43,625
Other liabilities	6,620	4,560
Noncurrent liabilities of discontinued operations	—	5,083
Total liabilities	850,450	912,218

Commitments and contingencies (see Notes 6, 9, 10 and 11)

STOCKHOLDERS’ EQUITY
Common stock, $.02 par value; 320,000,000 shares authorized; 121,232,132 and 120,836,315 shares issued	2,425	2,417
Additional paid-in capital	395,900	389,484
Retained earnings	335,345	332,293
Notes receivable from stockholders	(3,718)	(8,116)
Employee benefit trust, 409,180 and 342,613 shares	(6,458)	(5,507)
Deferred compensation	6,598	5,292
Unearned compensation — restricted stock	(7,798)	(6,199)
Accumulated other comprehensive income	136	6,337
Treasury stock at cost, 2,196,760 and 158,559 shares	(32,420)	(2,464)
Total stockholders’ equity	690,010	713,537
Total liabilities and stockholders’ equity	$1,540,460	$1,625,755

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

For Years Ended June 30,	2005	2004 As Restated	2003 As Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,107	$70,131	$77,284
Adjustment for (income) loss from discontinued operations, net of tax	71,493	2,170	(1,708)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	79,016	73,313	61,426
Deferred income tax provision (benefit)	8,492	35,884	(5,147)
Investment (gains) losses and other	(13,052)	(394)	1,585
Other non-cash items, net	4,494	3,140	—
Change in assets and liabilities, net of effects from acquisitions and divestitures:
Restricted cash	24,811	(20,547)	(8,570)
Accounts receivable, net	(11,943)	(1,833)	3,469
Insurance premiums and commissions receivable	(8,263)	15,406	(10,521)
Other current and non-current assets	4,041	2,087	3,067
Accounts payable	6,489	(2,151)	3,852
Insurance premiums and commissions payable	(15,006)	9,918	26,533
Deferred revenues	(923)	11,467	9,157
Accrued liabilities and other	48,176	29,603	20,928
Net cash provided by operating activities from discontinued operations	290	238	4,577
Net cash provided by operating activities	204,222	228,432	185,932

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of businesses, net of cash acquired	(82,638)	(52,917)	(145,779)
Payments related to businesses previously acquired	(843)	(4,600)	(4,306)
Proceeds from business divestitures	52,323	—	235
Capital expenditures for property and equipment	(9,844)	(9,302)	(14,201)
Capitalized software costs	(39,950)	(41,273)	(44,181)
Proceeds from sale of investments	15,233	765	—
Acquired intangible assets	(1,040)	(300)	(18,119)
Other	3,214	1,343	(3,102)
Net cash used in investing activities from discontinued operations	(1,684)	(3,076)	(2,666)
Net cash used in investing activities	(65,229)	(109,360)	(232,119)

CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings, net	(66,000)	(106,000)	79,000
Proceeds from long-term debt	—	100,000	—
Payment of long-term debt	(13,614)	(7,393)	(6,492)
Exercise of stock options	7,022	7,842	9,646
Issuance of common stock	4,659	5,021	4,581
Repurchases of common stock	(45,755)	(59,718)	(33,419)
Other	3,528	2,283	(2,487)
Net cash (used in) provided by financing activities	(110,160)	(57,965)	50,829
Change in cash and cash equivalents	28,833	61,107	4,642
Cash and cash equivalents at beginning of year (includes cash of discontinued operations of $1,394 in 2005, $4,232 in 2004 and $2,321 in 2003)	144,120	83,013	78,371
Cash and cash equivalents at end of year (includes cash of discontinued operations of $1,394 in 2004 and $4,232 in 2003)	$172,953	$144,120	$83,013

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for:
Interest	$17,368	$17,104	$16,334
Income taxes	$19,595	$20,027	$42,277
Non-cash investing and financing activities:
Capital lease obligations incurred	$8,250	$14,662	$7,566

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Stockholders’ Equity
(in thousands)

	Common Stock					Employee Benefit Trust
For Years ended June 30, 2003, 2004, and 2005	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Notes Receivable from Stockholders	Shares	Amount
Balance, June 30, 2002, as previously reported	119,880	$2,398	$370,854	$265,238	$(10,776)	—	$—
Adjustments (see Note 3)	—	—	—	(57,037)	—	—	—
Balance, June 30, 2002, as restated	119,880	2,398	370,854	208,201	(10,776)	—	—
Net income, as restated	—	—	—	77,284	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—
Comprehensive income, as restated
Exercise of stock options	395	7	4,443	(10,532)	—	—	—
Tax benefit of stock options exercised	—	—	3,689	—	—	—	—
Issuance of common stock	—	—	—	(4,548)	—	(2)	29
Repurchases of common stock	—	—	—	—	—	—	—
Employee benefit trust	—	—	—	—	—	346	(5,705)
Deferred compensation	—	—	—	—	—	—	—
Balance, June 30, 2003, as restated	120,275	2,405	378,986	270,405	(10,776)	344	(5,676)
Net income, as restated	—	—	—	70,131	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—
Unrealized gain on investments, net of tax	—	—	—	—	—	—	—
Comprehensive income, as restated
Collections on notes receivable	—	—	—	—	2,660	—	—
Exercise of stock options	75	2	484	(5,833)	—	—	—
Tax benefit of stock options exercised	—	—	1,734	—	—	—	—
Issuance of common stock	486	10	8,280	(805)	—	(46)	776
Common stock issued in acquisition	—	—	—	(1,605)	—	—	—
Repurchases of common stock	—	—	—	—	—	—	—
Employee benefit trust	—	—	—	—	—	45	(607)
Deferred compensation	—	—	—	—	—	—	—
Compensation expense-restricted stock	—	—	—	—	—	—	—
Balance, June 30, 2004, as restated	120,836	2,417	389,484	332,293	(8,116)	343	(5,507)
Net income	—	—	—	6,107	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—
Unrealized gain on hedging activities	—	—	—	—	—	—	—
Unrealized gain on investments, net of tax	—	—	—	—	—	—	—
Reclassification adjustments for investment gains, net of tax	—	—	—	—	—	—	—
Comprehensive income (loss)
Collections on notes receivable	—	—	—	—	4,398	—	—
Exercise of stock options	—	—	—	(2,580)	—	—	—
Tax benefit of stock options exercised	—	—	1,134	—	—	—	—
Issuance of common stock	396	8	5,282	(476)	—	—	—
Repurchases of common stock	—	—	—	—	—	—	—
Employee benefit trust	—	—	—	1	—	66	(951)
Deferred compensation	—	—	—	—	—	—	—
Compensation expense-restricted stock	—	—	—	—	—	—	—
Balance, June 30, 2005	121,232	$2,425	$395,900	$335,345	$(3,718)	409	$(6,458)

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Stockholders’ Equity
(in thousands)

					Treasury Stock
For Years ended June 30, 2003, 2004, and 2005	Deferred Compensation	Unearned Compensation — Restricted Stock	Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Shares	Amount
Balance, June 30, 2002, as previously reported	$—	$—		$(648)	—	$—
Adjustments (see Note 3)	—	—		—	—	—
Balance, June 30, 2002, as restated	—	—		(648)	—	—
Net income, as restated	—	—	$77,284	—	—	—
Foreign currency translation adjustment	—	—	308	308	—	—
Comprehensive income, as restated			$77,592
Exercise of stock options	—	—		—	(625)	15,762
Tax benefit of stock options exercised	—	—		—	—	—
Issuance of common stock	(29)	—		—	(339)	9,129
Repurchases of common stock	—	—		—	1,451	(33,419)
Employee benefit trust	—	—		—	(346)	5,705
Deferred compensation	5,781	—		—	—	—
Balance, June 30, 2003, as restated	5,752	—		(340)	141	(2,823)
Net income, as restated	—	—	$70,131	—	—	—
Foreign currency translation adjustment	—	—	884	884	—	—
Unrealized gain on investments, net of tax	—	—	5,793	5,793	—	—
Comprehensive income, as restated			$76,808
Collections on notes receivable	—	—		—	—	—
Exercise of stock options	—	—		—	(769)	13,205
Tax benefit of stock options exercised	—	—		—	—	—
Issuance of common stock	(786)	(8,291)		—	(397)	5,837
Common stock issued in acquisition	—	—		—	(2,798)	40,428
Repurchases of common stock	—	—		—	4,027	(59,718)
Employee benefit trust	—	—		—	(45)	607
Deferred compensation	326	—		—	—	—
Compensation expense-restricted stock	—	2,092		—	—	—
Balance, June 30, 2004, as restated	5,292	(6,199)		6,337	159	(2,464)
Net income	—	—	$6,107	—	—	—
Foreign currency translation adjustment	—	—	(189)	(189)	—	—
Unrealized gain on hedging activities	—	—	(156)	(156)	—	—
Unrealized gain on investments, net of tax	—	—	(31)	(31)	—	—
Reclassification adjustments for investment gains, net of tax	—	—	(5,825)	(5,825)	—	—
Comprehensive income (loss)			$(94)
Collections on notes receivable	—	—		—	—	—
Exercise of stock options	—	—		—	(670)	9,602
Tax benefit of stock options exercised	—	—		—	—	—
Issuance of common stock	—	(5,290)		—	(368)	5,134
Repurchases of common stock	—	—		—	3,149	(45,755)
Employee benefit trust	(114)	—		—	(73)	1,063
Deferred compensation	1,420	—		—	—	—
Compensation expense-restricted stock	—	3,691		—	—	—
Balance, June 30, 2005	$6,598	$(7,798)		$136	2,197	$(32,420)

The accompanying notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements

Throughout these notes to the Consolidated Financial Statements, all referenced amounts for prior periods and prior period comparisons reflect the balances and amounts on a restated basis. For information on the restatement, see Note 3 — “Prior Period Restatement.” Also, in April 2005, the Company completed the sale of its Education Services business. In accordance with FAS No. 144 (“FAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” the financial results of the Company’s Education Services business is reported as discontinued operations for all periods presented. Accordingly, the notes to the consolidated financial statements reflect historical amounts exclusive of discontinued operations. See Note 4 — “Acquisitions and Dispositions,” for further description.

1.	Basis of Presentation and Summary of Significant Accounting Policies

The Company

The BISYS Group, Inc. and subsidiaries (the “Company”) provides outsourcing solutions to the financial services sector. The Investment Services group provides administration and distribution services for mutual funds, hedge funds, private equity funds, retirement plans, and other investment products. The Insurance Services group provides independent wholesale distribution of life insurance and commercial property/casualty insurance, long-term care, disability, and annuity products. The Information Services group provides information processing, imaging, and back-office services to banks, insurance companies and corporate clients.

Basis of Presentation

The consolidated financial statements include the accounts of The BISYS Group, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Reclassification

Certain amounts reported in 2004 and 2003 have been reclassified to conform to the 2005 presentation. Capitalized software costs, previously included in property and equipment, have been reclassified to intangible assets. Additionally, depreciation and amortization expense, previously included with selling, general and administrative expenses, has been combined with amortization of intangibles and presented as a separate caption on the accompanying consolidated statements of income for all periods presented.

Fiscal Year

The Company’s fiscal year is from July 1 to June 30. Unless otherwise stated, references to the years 2005, 2004 and 2003 relate to the fiscal years ended June 30, 2005, 2004 and 2003, respectively. References to future years also relate to the fiscal year ended June 30.

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid debt instruments purchased with original maturities of three months or less, including $16.2 million and $26.0 million of overnight repurchase agreements at June 30, 2005 and 2004, respectively. The Company maintains cash deposits in banks which from time to time exceed the amount of deposit insurance available. Management periodically assesses the financial condition of the institutions and believes that any potential credit loss is minimal.

Restricted Cash

Unremitted insurance premiums are held in a fiduciary capacity and approximated $42.3 million and $67.1 million at June 30, 2005 and 2004, respectively. The period for which the Company holds such funds is dependent upon the date the agent or broker remits the payment of the premium to the Company and the date the Company is required to forward such payment to the insurer.

Receivables

Trade accounts receivable are recorded at invoiced amounts and do not bear interest. A majority of the Company’s receivables are from banks, investment firms, insurance companies and retail insurance brokers which approximated $33.6 million, $54.3 million, $26.6 million, and $63.1 million, respectively, at June 30, 2005. Although the Company’s receivables are concentrated in the financial services industry, bad debt expense historically has not been significant.

The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management considers historical losses, current receivable agings and existing economic conditions. Bad debt expense for 2005, 2004 and 2003 approximated $1.7 million, $1.6 million and $4.5 million, respectively. Write-offs for 2005, 2004 and 2003 approximated $1.3 million, $2.6 million and $6.7 million, respectively. At June 30, 2005 and 2004, the Company’s allowance for doubtful accounts was approximately $3.4 million and $3.0 million, respectively. The Company also maintains an allowance for probable revenue concessions and adjustments arising in the normal course of business with customers. At June 30, 2005 and 2004, the Company’s allowance for such adjustments was approximately $0.9 million and $0.8 million, respectively. Historically, the Company has not encountered significant concessions or adjustments.

The Company has separately reflected receivables and payables arising from its insurance-related businesses on the accompanying consolidated balance sheets. The captions “insurance premiums and commissions receivable” and “insurance premiums and commissions payable” include insurance premiums and commissions in the Company’s commercial insurance services division and net commissions receivable in the Company’s life insurance brokerage division. In its capacity as a commercial property and casualty wholesale distributor, the Company collects premiums from other agents and brokers and, after deducting its commissions, remits the premiums to the respective insurers.

Commission revenue in the life insurance brokerage and commercial insurance services divisions is recorded net of an allowance for commission adjustments due to lapses, policy cancellations and revisions in coverage. At June 30, 2005 and 2004, the allowance for commission adjustments approximated $5.2 million and $6.8 million, respectively, and is netted against insurance premiums and commissions receivable on the accompanying consolidated balance sheet.

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk are limited to accounts receivable. No individual customer accounted for 10% or more of total revenues for 2005, 2004 and 2003. As of June 30, 2005 and 2004, no customer accounted for 10% or more of the total accounts receivable balance. The Company maintains allowances for probable credit risks and otherwise controls this risk through monitoring procedures.

Derivative Financial Instruments

The Company conducts a portion of its business internationally exposing earnings, cash flows and financial position to foreign currency risks. The majority of these risks are associated with transactions denominated in currencies other than the Company’s functional currency. The Company’s policy on foreign currency risk is to minimize these risks whenever possible, supplemented with foreign currency forward contracts.

During 2005, the Company entered into foreign currency forward contracts to manage risks associated with fluctuations in foreign currency exchange rates related to specifically identified operating expenses. The contracts, totaling $4.2 million in notional value, require the Company to purchase currencies at specified rates over the next seven months ($2.7 million outstanding at June 30, 2005). The instruments are accounted for as foreign currency cash flow hedges of specifically identified euro-denominated operating expenses. Changes in the fair value of these instruments are carried in other comprehensive income and are reclassified to service and operating expenses when the underlying hedged operating expenses are recognized.

Investments

Management determines the appropriate classification of investments in equity securities at the time of purchase. Marketable equity securities available for sale, included in other current assets, are carried at market based upon quoted market prices. Unrealized gains or losses on available for sale securities are recorded in other comprehensive income as an adjustment to stockholders’ equity, net of related deferred income taxes. Realized gains or losses are computed based on specific identification of the securities sold. Proceeds from securities sold during 2005 approximated $15.2 million, and realized gains of $9.9 million were recognized.

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are computed using the straight line method over the estimated useful lives of the assets as follows:

Estimated Useful Lives (years)
Buildings and leasehold improvements	8 – 40
Data processing equipment and systems	3 – 7
Furniture and fixtures	3 – 10
Leased equipment under capital leases	3 – 7

Depreciation and amortization expense for the assets included within property and equipment for 2005, 2004 and 2003 was $20.6 million, $20.7 million and $20.0 million, respectively. Accumulated depreciation and amortization includes $10.7 million and $12.1 million of accumulated amortization for leased property under capital leases at June 30, 2005 and 2004, respectively.

Expenditures for major renewals and improvements are capitalized, while minor replacements, maintenance and repairs which do not improve or extend the life of such assets are charged to expense as incurred. Disposals are removed at cost less accumulated depreciation with the resulting gain or loss being reflected in operations.

Leasehold improvements in connection with operating leases of real property are amortized over the shorter of their economic lives or the lease term.

Leases

The Company leases facilities and equipment used in its operations, some of which are required to be capitalized in accordance with FAS No. 13, “Accounting for Leases” (“FAS 13”). FAS 13 requires the capitalization of leases meeting certain criteria, with the related asset being recorded in property, plant and equipment subject to amortization and an offsetting amount recorded as a liability.

Rental payments, including rent escalations, rent holidays, rent concessions and leasehold improvement incentives in connection with operating leases of real property, are amortized on a straight-line basis over the lease term.

Goodwill and Acquired Intangible Assets

Goodwill represents the excess of the cost of an acquired entity over the net amounts assigned to tangible and identifiable intangible assets acquired and liabilities assumed. The Company periodically evaluates goodwill for impairment no less than annually by comparing the carrying value of each reporting unit to its fair value using a two-step impairment test set forth in FAS 142, “Goodwill and Other Intangible Assets.” If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

Intangible assets are amortized on either a pattern of consumption or a straight-line basis over their estimated useful lives. The Company evaluates, for impairment, the carrying value of acquired intangible assets by comparing the carrying value to the anticipated future undiscounted cash flows expected to be generated from the use of the intangible asset. If an intangible asset is impaired, the asset is written down to estimated fair value. Intangible assets resulting from acquired customer relationships are evaluated in light of actual customer attrition rates and related cash flows to ensure that the carrying value of these intangible assets is recoverable.

Additional information pertaining to goodwill and intangible assets is presented in Note 5.

Capitalized Software Costs

The Company capitalizes purchased software and certain software development costs incurred to develop new software or enhance existing software which is either utilized by the Company to process customer transactions or marketed externally. The majority of such activities relate to software used to process customer transactions. The Company charges to operations routine maintenance of software, design costs and development costs incurred prior to the application development stage or establishment of a product’s technological feasibility. Costs incurred subsequent to the preliminary project stage or establishment of a product’s technological feasibility are capitalized and amortized over the expected useful life of the related product.

The Company capitalizes the costs of computer software developed or obtained for internal use in accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”). Capitalized computer software costs consist of purchased software licenses, implementation costs, consulting costs and payroll-related costs for certain projects that qualify for capitalization. The Company also capitalizes certain costs incurred to develop new software or enhance existing software which is marketed externally or utilized by the Company to process customer transactions in accordance with FAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed” (“FAS 86”).

Costs capitalized under SOP 98-1 are amortized over their estimated useful lives, generally five years, and ranging from three to six years. Costs capitalized under FAS 86 are amortized using the greater of (a) the amount determined by the ratio of the product’s current revenue to total expected future revenue or (b) the straight-line method over the estimated useful life of the product. During all periods presented, the straight-line method was used to amortize the capitalized costs as this method resulted in greater amortization. Software amortization, included in depreciation and amortization, for 2005, 2004 and 2003 approximated $34.1 million, $31.2 million and $26.7 million, respectively, resulting in a net increase in capitalized software costs of $6.3 million, $10.1 million and $17.5 million for 2005, 2004 and 2003, respectively.

Impairment of Long-Lived Assets

The Company assesses the likelihood of recovering the cost of long-lived assets whenever events or changes in circumstances indicate that the carrying amount for an asset may not be recoverable. The Company considers estimates of undiscounted cash flows, along with management’s plans with respect to the operations, in assessing the recoverability of capitalized software costs, property, equipment and other long-lived assets. If it is determined that an impairment has occurred, an impairment loss is recognized for the amount by which the carrying amount of the asset exceeds its estimated fair value.

Revenue Recognition

Except as noted for software and related revenues described below, the Company recognizes revenue in accordance with the provisions of the Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” (“SAB 104”). SAB 104, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements, is supplemented by the specific guidance provided for the specialized revenue recognition types addressed below.

The Company’s principal sources of service revenues include information processing and software services, administration and distribution of mutual funds, hedge funds and private equity funds, brokerage and consulting services, administration and record keeping of retirement plans, and commissions from insurance brokerage and distribution activities. Revenues from these services are recognized in the periods in which the services are performed or over the life of the customer contract. The Company recognizes revenues from certain services on either a gross or net basis based upon consideration of various factors or indicators as set forth in EITF 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent” (“EITF 99-19”).

Cash received by the Company in advance of the performance of services or the revenue being recognized is deferred. The Company defers recognition of up-front implementation and conversion fees that are not the culmination of a separate earnings process and recognizes them ratably over the estimated customer life, generally between five and eight years.

Data processing revenues:  Revenues are recognized in accordance with SAB 104 and EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables.” Data center information processing revenues are recognized based on monthly contractual minimum amounts or actual monthly usage by the customer. Implementation fees for ancillary products are generally recognized over six years, consistent with the amortization of related purchased software licenses. In connection with the Company’s outsourcing arrangements, the Company often performs implementations, including the installation and customization of its proprietary software or third-party software in its centers. Under these arrangements, a client does not take possession of the software nor has the right to take possession of the software without incurring a significant penalty. The Company recognizes all internal and contracted costs associated with information processing, implementation and conversion revenues as incurred. Termination fees are charged when customers cancel their outsourcing contract and are recognized ratably as revenue over the period from customer notification to the deconversion date.

The Company has agreements with third party vendors to resell the services of those third party vendors to its customers. The Company is obligated to provide these services to certain of its customers, which include Internet banking, telecommunication and other resold services, and is considered the primary obligor. In addition, the Company prices these services independent of the amounts billed by the third party vendors, and the Company bears all collection risk for the amounts billed to its customers. In accordance with EITF No. 99-19, amounts earned from the resale of these services are recorded as revenue on a gross basis and the costs incurred from the third party service providers are recorded as service and operating costs in the accompanying consolidated statements of income.

Administration, distribution and record keeping revenues:  Revenues earned from administration and distribution of mutual funds, hedge funds and private equity funds are, in some cases, based on the average net asset value or invested capital of the fund, subject to minimum charges, and in some cases consist of or include account-based fees and other fixed charges. Revenues earned from record keeping services for retirement plans are generally based upon the number of eligible employees or participants in a plan subject to certain minimums, as well as fees based on assets held in the retirement plans, and transaction fees. Revenues from these services are recognized in the periods in which the services are performed.

Insurance commission revenues:  Commission revenue from insurance distribution operations is recognized when all placement services have been provided, protection is afforded under the insurance policy, and the premium is known or can be reasonably estimated and is billable. Commission revenue is recorded net of an allowance for estimated commission adjustments due to lapses, policy cancellations, and revisions in coverage.

In the Life Insurance division, insurance commissions earned from carriers are recorded net of amounts due to agents. Commission revenue from carriers and commissions payable to agents are generally recognized based on a percentage of the premium that the policyholder pays to the insurance carrier. First year commissions are calculated based on a contractual percentage of the first year’s premium. Renewal commissions relate to the period following the first year and are paid at a contractual rate if the policy remains in force. Bonus commissions are paid by the insurance carrier in situations in which certain volume, persistency or profitability targets are met.

Software and related revenues:  The Company recognizes revenues in accordance with the provisions of the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended, as well as Technical Practice Aids issued from time to time by the AICPA. Revenue is recognized when a non-cancelable license agreement has been executed, fees are fixed or determinable, the software has been delivered and installed, accepted by the customer if acceptance is required by the contract and is other than perfunctory, and collection is considered probable. The Company sells software licenses in conjunction with hardware and professional services for installation and maintenance. The Company allocates the total arrangement fee among each deliverable using the fair value of each of the deliverables determined using vendor-specific objective evidence (“VSOE”). VSOE of fair value is determined using the price charged when that element is sold separately. In software arrangements in which the Company has fair value of all undelivered elements but not of a delivered element, the residual method is used to record revenue. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is allocated to the delivered element(s) and is recognized as revenue. In software arrangements in which the Company does not have VSOE of fair value of all undelivered elements, revenue is deferred until fair value is determined, or until all elements for which the Company does not have VSOE of fair value have been delivered. The Company’s software license agreements do not require significant modification or customization of the underlying software, and accordingly, installation and training services are not considered essential to functionality. However, the Company does not have VSOE for its installation services so all hardware and software revenues are deferred until installation is complete. Revenues from training and other services are recognized as services are performed.

Maintenance revenue consists of fees generated by providing software maintenance, unspecified upgrades and support to customers, such as telephone support and new releases of software and updated user documentation on a when-and-if-available basis. A customer typically prepays maintenance and support fees for an initial period, and the related revenue is deferred and recognized ratably over the term of such initial period. Maintenance is renewable by the customer, and maintenance revenue is recognized ratably over the term of the related support period, generally twelve months.

Per Share Data

Basic earnings per share is computed using the weighted average number of common shares outstanding during each year presented. Diluted earnings per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during each year presented. Common equivalent shares consist of stock options and restricted stock and are computed using the treasury stock method. The effect of the assumed conversion of the convertible notes into common stock would be anti-dilutive and therefore is excluded from the computation of diluted earnings per share.

Amounts utilized in per share computations are as follows (in thousands):

	2005	2004	2003
Weighted average common shares outstanding	119,358	119,872	119,597
Assumed conversion of common shares issuable under stock-based compensation plans	920	1,293	2,124
Weighted average common and common equivalent shares outstanding	120,278	121,165	121,721

Options to purchase 8.6 million shares of common stock at various prices ranging from $15.13 to $35.30 were outstanding at June 30, 2005, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of common shares.

Foreign Currency Translation

The U.S. dollar is the functional currency for all company businesses except operations in England, Guernsey, Ireland and Luxembourg. Foreign currency denominated assets and liabilities for these units are translated into U.S. dollars based on exchange rates prevailing at the end of each year, and revenues, expenses and cash flows are translated at average exchange rates during the year. Translation adjustments are included as a component of accumulated other comprehensive income (loss) in stockholders’ equity.

Stock-Based Compensation

The Company accounts for its stock option and restricted stock purchase plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Under the applicable provision of APB 25, compensation expense has been recorded for restricted stock awards, and no expense has been recorded for the Company’s other stock-based compensation plans. The following table presents the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (in thousands, except per share data). See Note 17.

	2005	2004 As Restated	2003 As Restated
Net income, as reported	$6,107	$70,131	$77,284
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	2,342	1,313	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(22,150)	(15,516)	(17,944)
Pro forma net income	$(13,701)	$55,928	$59,340

Earnings per share:
Basic, as reported	$0.05	$0.59	$0.65
Basic, pro forma	$(0.11)	$0.47	$0.50

Diluted, as reported	$0.05	$0.58	$0.63
Diluted, pro forma	$(0.12)	$0.47	$0.50

On June 20, 2005, the Company approved the acceleration of vesting of certain unvested and “out-of-the-money” stock options with exercise prices equal to or greater than $15.18 per share previously awarded to its employees, including its executive officers, and its directors under the Company’s equity compensation plans.

The table below summarizes the outstanding options subject to accelerated vesting (options in thousands).

	Aggregate number of shares subject to acceleration	Weighted average exercise price per share
Executive officers	768	$20.42
All other employees	2,009	$22.00
Directors	70	$17.73
Total	2,847	$21.47

The accelerated options represented approximately 22% of the Company’s outstanding stock options as of June 20, 2005. The primary purpose of the acceleration was to enable the Company to avoid recognizing compensation expense associated with these options in future periods in its consolidated statements of income, following the Company’s adoption of FAS123R in July 2005. It is estimated that the maximum future pre-tax compensation expense that will be avoided as a result of the acceleration of vesting of these options is approximately $21 million (including $11 million in 2006 and $6.5 million in 2007).

Income Taxes

The asset and liability method is used in accounting for income taxes whereby deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws. A valuation allowance is provided when the Company determines that it is more likely than not that a portion of the deferred tax asset balances will not be realized.

Service and Operating Costs

Service and operating costs reflected on the accompanying consolidated statements of income include direct costs and expenses applicable to revenues earned, such as compensation, data processing costs, data communication costs, equipment rentals, and other direct operating expenses. Service and operating costs exclude depreciation and amortization expenses which are presented as a separate caption in the accompanying consolidated statements of income.

Legal Costs

The Company expenses legal costs in the period such costs are actually incurred, net of contractual insurance recoveries.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The most significant estimates are related to goodwill, acquired intangible assets, income taxes, legal and regulatory contingencies, and revenue recognition. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

Disclosure Regarding Financial Instruments

The fair values of cash and cash equivalents, receivables, accounts payable, and accrued expenses approximate their carrying values due to the short period of time to maturity. The fair value of investments is determined based upon quoted market prices. The fair values of convertible subordinated notes and capital lease obligations are estimated using discounted cash flows based on market rates of interest. The fair values of credit facility borrowings approximate their carrying values as actual interest rates used approximate market rates of interest.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued FAS 123R, “Share-Based Payment.” FAS 123R establishes standards for accounting for transactions in which an entity exchanges its equity instruments for goods or services. FAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. FAS 123R requires that the fair value of such equity instruments be recognized as expense in the financial statements as services are performed. Prior to FAS 123R, only the pro forma disclosures of fair value were required. FAS 123R is effective for the Company’s first quarter of 2006. The Company intends to adopt FAS 123R effective July 1, 2005 utilizing the modified prospective application transition method and the Black-Scholes option pricing model that are permitted under the new standard. The estimated impact of adopting FAS 123R on results of operations for 2006, based on options outstanding at June 30, 2005, is an increase to compensation expense of approximately $2.2 million, after tax.

In December 2004, the FASB issued FAS No. 153, “Exchanges of Nonmonetary Assets — An Amendment of APB Opinion No. 29” (“FAS 153”). FAS 153 amends Accounting Principles Board Opinion No. 29, “Accounting for Nonmonetary Transactions” (“APB 29”). The amendments made by FAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have “commercial substance.” Previously, APB 29 required that the accounting for an exchange of a productive asset for a similar productive asset, or an equivalent interest in the same or similar productive asset, should be based on the recorded amount of the asset relinquished. The provisions of SFAS 153 will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, and there is no expected impact on the Company’s consolidated financial statements.

In May 2005, the FASB issued FAS No. 154, “Accounting for Changes and Error Corrections — A Replacement of APB Opinion No. 20 and FASB Statement No. 3” (“FAS 154”). FAS 154 requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 (the Company’s fiscal 2007).

2.	Detail of Certain Financial Statement Accounts (in thousands)

	2005	2004 As Restated
Other current assets:
Prepaids	$17,332	$19,355
Other	2,061	16,516
	$19,393	$35,871
Property and equipment, net:
Land	$893	$893
Buildings and leasehold improvements	26,121	24,563
Data processing equipment and systems	55,785	54,923
Furniture and fixtures	34,643	34,052
Leased equipment under capital leases	26,895	30,562
	144,337	144,993
Less accumulated depreciation and amortization	(88,344)	(84,242)
	$55,993	$60,751
Other current liabilities:
Compensation	$53,518	$43,534
Deferred revenues	46,404	46,229
Accrued expenses and other	112,870	97,520
	$212,792	$187,283

3.	Prior Period Restatement

Prior to the issuance of the March 31, 2005 interim financial statements, the Company determined that it was necessary to restate previously issued financial statements to record adjustments for correction of errors resulting from various accounting matters described below. The restatement arose from an internal investigation initiated by the Audit Committee of the Company’s Board of Directors in April 2005 to gain a full understanding of the facts and circumstances surrounding certain arrangements between the Company and advisers of certain U.S. mutual funds. As the investigation evolved, the Audit Committee, with the assistance of independent counsel and forensic accountants, broadened the focus of its review to include accounting transactions across all lines of business as well as the facts giving rise to the restatement described herein and the Company’s accounting policies and procedures related thereto. The investigation included an extensive review of the Company’s accounting policies, accounting records, supporting documentation and e-mail communications, as well as interviews with numerous current and former employees. As a result of this investigation, various matters were identified that required the restatement of prior year financial statements. Certain of the restatement adjustments related to entries which the Company believed were prepared in accordance with Generally Accepted Accounting Principles (GAAP), but which were subsequently determined to be errors. In addition, as a result of the investigation and the restatement of the Company’s consolidated financial statements, control deficiencies in the Company’s internal control over financial reporting were identified. The investigation indicated that certain individuals who were part of the Company’s former management failed to set an effective tone to communicate appropriate ethical standards and financial reporting integrity, which contributed to ineffective controls, that failed to detect certain accounting errors and failed to prevent the improper override of controls in certain other instances, which allowed inappropriate accounting under their supervision. While the investigation concluded that current management has established an effective culture and tone necessary to support its control environment, this deficiency was a significant contributing factor to the restatement.

The Company has restated its financial results for the fiscal years ended June 30, 2004 and 2003, each of the first two quarters in fiscal 2005 and all quarters in fiscal 2004. The adjustments generally fall into the following six categories: adjustments in connection with (1) revenue recognition issues, including recognition of revenue and deferred revenue from newly acquired customer contracts, service bureau hosting arrangements, software sales and the presentation of gross versus net revenue recognition for certain fund services activities; (2) accounting for business combinations and divestitures, including capitalization of certain acquisition costs, charges to merger and divestiture related accruals, recognition of certain merger related cash flows as revenue, recognition of divestiture related gains and operating expenses, and amortization costs for acquired intangible assets; (3) accounting for vendor rebates and other non-routine transactions, including expenses incurred in connection with legal and contractual settlements and with certain fund services marketing arrangements; (4) accounting for leases, including the recognition of escalating lease payments, the recognition of lease incentives, and the capitalization of equipment lease obligations; (5) accounting for insurance commissions payable; and (6) other miscellaneous errors. Additionally, adjustments were also recorded for the tax effects of the restatement adjustments and miscellaneous tax related errors. The net impact of the restatement on net income for the years ended June 30, 2004 and 2003 is set forth below (in thousands):

	2004	2003
Net income, as previously reported	$63,580	$98,243
Pretax restatement adjustments:
Revenue recognition issues	7,753	(18,918)
Business combinations and divestitures	(5,765)	(6,636)
Vendor rebates and other non-routine transactions	4,728	(4,299)
Leases	(1,872)	(1,019)
Insurance commissions payable	(2,541)	(489)
Other miscellaneous	3,453	(1,285)
Total pretax restatement adjustments	5,756	(32,646)
Tax effect of restatement adjustments	2,361	(11,687)
Restatement adjustments for tax matters	(3,156)	—
Effect of net restatement adjustments	6,551	(20,959)
Net income, as restated	$70,131	$77,284

The restatement also affected periods prior to the year ended June 30, 2003. The net impact of the restatement on such prior periods has been reflected as a reduction to beginning stockholders’ equity as of July 1, 2002 in the amount of $57.0 million, net of a tax benefit of $31.8 million. The restatement of the consolidated financial statements principally consists of adjustments relating to the items set forth below.

1.	Revenue recognition issues

•	Revenues were incorrectly recognized for certain up front fees, primarily conversion-related fees, received in connection with newly acquired customer contracts and relationships, and up front fees charged in connection with service bureau hosting arrangements. Additionally, software sales were incorrectly recognized upon delivery and the revenue on certain distribution and marketing activities within the fund services division were incorrectly recognized on a gross versus net of related expense basis.

•	Adjustments were made to recognize such up front fees either as a reduction in purchase price or to defer such fees over the estimated life of the related agreement or customer, depending on the nature of the transaction, or delay recognition of the undelivered elements of software sales until the fair value of the undelivered element is determined or ultimately delivered. Additionally, adjustments were made to correctly recognize revenue and expense on a gross basis for certain fund services activities in which the Company was determined to be the principal and on a net basis when the Company was determined to be acting as agent.

2.	Accounting for business combinations and divestitures

•	Certain costs associated with business acquisitions were incorrectly capitalized in periods in which they should have been expensed, certain costs not related to these transactions were incorrectly charged to merger and divestiture related accruals, and certain costs for acquired intangible assets were incorrectly amortized on a straight line basis. In addition, certain cash flows that were received subsequent to the acquisition should have been recognized as receivables in connection with the acquisition and were incorrectly recognized as revenue by the Company in subsequent periods.

•	Adjustments were made to expense certain costs associated with these business combinations as operating expenses in the period in which they were incurred, to record certain receivables associated with revenues of the acquired businesses as part of the purchase accounting, to include certain costs associated with divestitures as operating expenses in the period in which they were incurred, and to correctly amortize certain acquired intangibles based upon pattern of consumption.

3.	Accounting for vendor rebates and other non-routine transactions

•	Certain rebates received from vendors were incorrectly recognized as a reduction in vendor expense in the period in which the rebate was received. Certain expenses incurred in connection with legal and contractual settlements were incorrectly deferred and recognized in later periods. In addition, certain expenses related to marketing arrangements within the fund services division were incorrectly deferred to subsequent periods.

•	Adjustments were made to recognize vendor rebates as a reduction in expense over the life of the related new agreement and to recognize expenses relating to legal and contractual settlements and marketing arrangements in the appropriate period based on the terms of the contracts, settlements or arrangements.

4.	Accounting for leases

•	The Company did not correctly account for the effects of escalating lease payments, or lease incentives over the respective lease term. Escalating lease payments and lease incentives were incorrectly recognized in the period paid or received rather than on a straight line basis as a component of lease expense. Additionally, certain equipment leases were incorrectly accounted for as operating leases, rather than as capital leases.

•	Adjustments were made to recognize the lease incentives and the effects of scheduled rent increases on a straight-line basis over the lease term and to properly capitalize certain equipment leases, resulting in the recognition of amortization and interest expense, rather than rent expense.

5.	Accounting for insurance commissions payable

•	Insurance commissions payable to retail agents were not accurately recorded in the period the related policy placement services were provided. Placement of the policy gives rise to the recognition of both the Company’s commission revenue and related commission expense.

•	Adjustments were made to recognize the proper amount of insurance commissions payable in the period of policy placement, consistent with the period of recognition for the related commission revenue.

6.	Other miscellaneous

•	Adjustments were made to recognize the effects of other miscellaneous errors corrected as part of the restatement.

Adjustments were also made to recognize the tax impact of restatement adjustments and miscellaneous tax related errors corrected as part of the restatement.

The following table sets forth the effects of the restatement adjustments as discussed above, and of the classification of the Education Services business as discontinued operations, on the Consolidated Statements of Income for 2004 and 2003. The Company’s restatement of its financial statements for the years ended June 30, 2004 and 2003 resulted in an increase to net income of $6.6 million for 2004 and a decrease to net income of $21.0 million for 2003.

	(in thousands, except per share data)
	Year Ended June 30, 2004			Year Ended June 30, 2003
	As Previously Reported	As Restated	As Restated with Discontinued Operations	As Previously Reported	As Restated	As Restated with Discontinued Operations
Revenues	$1,037,302	$1,034,215	$994,910	$933,639	$898,340	$855,237
Operating costs and expenses:
Service and operating	657,981	631,043	608,397	554,351	531,302	510,845
Selling, general and administrative	197,346	165,552	153,987	176,728	145,786	133,638
Depreciation and amortization	26,978	80,305	73,313	18,822	68,136	61,426
Restructuring and impairment charges	29,099	17,299	16,244	12,079	11,860	10,919
Litigation and regulatory settlements	—	8,604	8,604	—	—	—
Total operating costs and expenses	911,404	902,803	860,545	761,980	757,084	716,828

Operating earnings	125,898	131,412	134,365	171,659	141,256	138,409
Interest income	1,345	1,345	1,345	1,475	1,475	1,472
Interest expense	(19,049)	(19,201)	(19,201)	(18,146)	(18,804)	(18,804)
Investment gains (losses) and other	—	394	394	—	(1,585)	(1,585)
Income from continuing operations before income taxes	108,194	113,950	116,903	154,988	122,342	119,492
Income taxes	44,614	43,819	44,602	56,745	45,058	43,916
Income from continuing operations	63,580	70,131	72,301	98,243	77,284	75,576

Income (loss) from discontinued operations, net of tax	—	—	(2,170)	—	—	1,708
Net income	$63,580	$70,131	$70,131	$98,243	$77,284	$77,284

Basic earnings (loss) per share:
Continuing operations	$0.53	$0.59	$0.60	$0.82	$0.65	$0.63
Discontinued operations	—	—	(0.02)	—	—	0.01
Total basic earnings (loss) per share	$0.53	$0.59	$0.59	$0.82	$0.65	$0.65

Diluted earnings (loss) per share:
Continuing operations	$0.53	$0.58	$0.60	$0.81	$0.63	$0.62
Discontinued operations	—	—	(0.02)	—	—	0.01
Total diluted earnings (loss) per share	$0.53	$0.58	$0.58	$0.81	$0.63	$0.63

The following table sets forth the effects of the restatement adjustments discussed above on the Consolidated Balance Sheet at June 30, 2004 and of the classification of the Education Services business as discontinued operations (in thousands):

	June 30, 2004
	As Previously Reported	As Restated	As Restated with Discontinued Operations
ASSETS
Current assets:
Cash and cash equivalents	$139,872	$144,120	$142,726
Restricted cash	67,125	67,125	67,125
Accounts receivable, net	96,385	96,278	91,065
Insurance premiums and commissions receivable, net	87,154	80,285	80,285
Deferred tax asset	13,484	29,559	29,213
Other current assets	49,747	40,849	35,871
Current assets of discontinued operations	—	—	11,931
Total current assets	453,767	458,216	458,216
Property and equipment, net	112,074	68,470	60,751
Goodwill	802,178	782,478	692,941
Intangible assets, net	211,298	284,372	243,776
Other assets	32,923	32,219	30,845
Noncurrent assets of discontinued operations	—	—	139,226
Total assets	$1,612,240	$1,625,755	$1,625,755

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$6,250	$12,476	$12,476
Short-term borrowings	66,000	66,000	66,000
Accounts payable	17,397	17,397	16,502
Insurance premiums and commissions payable	126,173	129,269	129,269
Other current liabilities	158,459	195,131	187,283
Current liabilities of discontinued operations	—	—	8,743
Total current liabilities	374,279	420,273	420,273
Long-term debt	393,750	406,272	406,272
Deferred tax liability	54,669	37,488	32,405
Deferred revenues	—	43,625	43,625
Other liabilities	4,560	4,560	4,560
Noncurrent liabilities of discontinued operations	—	—	5,083
Total liabilities	827,258	912,218	912,218

Stockholders’ equity:
Common stock, $0.02 par value, 320,000,000 shares authorized, 120,836,315 shares issued	2,417	2,417	2,417
Additional paid-in capital	389,484	389,484	389,484
Retained earnings	403,738	332,293	332,293
Notes receivable from stockholders	(8,116)	(8,116)	(8,116)
Employee benefit trust, 342,613 shares	(5,507)	(5,507)	(5,507)
Deferred compensation	5,292	5,292	5,292
Unearned compensation — restricted stock	(6,199)	(6,199)	(6,199)
Accumulated other comprehensive income	6,337	6,337	6,337
Treasury stock at cost, 158,559 shares	(2,464)	(2,464)	(2,464)
Total stockholders’ equity	784,982	713,537	713,537
Total liabilities and stockholders’ equity	$1,612,240	$1,625,755	$1,625,755

The Company’s Consolidated Statements of Cash Flows for the years ended June 30, 2004 and 2003 were also restated for the adjustments discussed above. The following table presents the major subtotals in the Company’s 2004 and 2003 consolidated statements of cash flows and the related impact of the restatement adjustments discussed above (in thousands):

	Year Ended June 30, 2004		Year Ended June 30, 2003
	As Previously Reported	As Restated	As Previously Reported	As Restated
Net cash flows provided (used) by:
Operating activities	$204,349	$228,432	$171,240	$185,932
Investing activities	(92,720)	(109,360)	(229,608)	(232,119)
Financing activities	(51,315)	(57,965)	59,555	50,829
Net change in cash and cash equivalents	60,314	61,107	1,187	4,642
Cash and cash equivalents at beginning of year	79,558	83,013	78,371	78,371
Cash and cash equivalents at end of year	$139,872	$144,120	$79,558	$83,013

Cash and cash equivalents were adjusted by $4.2 million at June 30, 2004 and $3.5 million at June 30, 2003 in order to reflect bank overdrafts as a liability instead of as a reduction to cash and cash equivalents.

4.	Acquisitions and Dispositions

Fiscal 2005 Acquisitions

On January 7, 2005, the Company acquired RK Consulting, a New Jersey-based provider of investment fund administration services to hedge funds and private equity funds. The acquisition of RK Consulting complements and expands the Company’s existing hedge fund and private equity businesses. The Company purchased the assets of RK Consulting for cash consideration of approximately $83 million. Proforma information has not been presented due to the lack of materiality. The operations of the acquired company are included in the consolidated financial statements since the date of acquisition.

The fair value of assets acquired and liabilities assumed, including transaction fees and expenses, for RK Consulting was as follows (in thousands):

Goodwill	$60,545
Intangible assets	21,039
Other assets	1,560
Liabilities assumed	(506)
Net cash paid	$82,638

The acquired intangible assets of $21.0 million have a weighted average useful life of approximately 9.4 years and include customer-related intangibles of $18.5 million (10-year weighted average useful life), non-compete agreements of $1.7 million (5-year weighted average useful life), and capitalized software of $0.8 million (5-year weighted average useful life). Of the total amount of goodwill assigned of $60.5 million, approximately $58.0 million is expected to be deductible for tax purposes.

Fiscal 2004 Acquisitions

Business	Date Acquired	Nature of Business	Consideration
Uhlemeyer Services, Inc.	January 2004	Workers’ compensation insurance distribution	Cash for stock

USA Insurance Group, Inc.	November 2003	Commercial property and casualty insurance distribution	Cash and stock for stock

Lifesource	October 2003	Life insurance distribution	Cash for stock

In November 2003, the Company acquired USA Insurance Group, Inc. (“USAIG”), a Florida-based managing general agency (“MGA”) serving the commercial property and casualty insurance marketplace. The acquisition of USAIG broadens the product and geographic reach of the Company’s commercial property and casualty line of business, and complements and significantly expands its MGA platform. The Company completed its acquisition of USAIG through the exchange of approximately 2.8 million shares of BISYS common stock held in treasury and cash of $40.8 million, net of cash acquired, for all of the equity interests of USAIG.

The fair value of assets acquired and liabilities assumed, including transaction fees and expenses, for fiscal 2004 acquisitions were as follows (in thousands):

	USA Insurance Group As Restated	All Others As Restated	Total As Restated
Goodwill	$60,901	$7,123	$68,024
Intangible assets	29,109	4,993	34,102
Other assets	38,094	3,010	41,104
Issuance of stock in acquisition	(38,823)	—	(38,823)
Liabilities assumed	(48,529)	(2,961)	(51,490)
Net cash paid	$40,752	$12,165	$52,917

The acquired intangible assets of $33.7 million have a weighted average useful life of approximately 9 years. The intangible assets that make up that amount include customer-related intangibles of $30.1 million (10-year weighted average useful life), non-compete agreements of $3.6 million (5-year weighted average useful life) and capitalized software of $0.4 million (1.5-year weighted average useful life). Of the total amount of goodwill assigned of $68.0 million, approximately $8.5 million is expected to be deductible for tax purposes.

The following unaudited proforma consolidated results of operations have been prepared as if the acquisitions of all the companies set forth above had occurred at the beginning of fiscal 2004 and 2003 (in thousands, except per share data):

	2004 As Restated	2003 As Restated
Revenues	$1,008,920	$892,206
Net income	$71,381	$81,873
Diluted earnings per share	$0.58	$0.66

Discontinued Operations

On April 21, 2005, the Company completed the sale of its Education Services business to Kaplan Professional, a division of Kaplan, Inc. (“Kaplan”). Kaplan acquired all of the outstanding shares of BISYS Education Services Inc., a subsidiary of The BISYS Group, Inc. (previously included in the Insurance Services segment), for approximately $51 million in cash, an amount that approximated the subsidiary’s adjusted net book value after the goodwill impairment charge discussed below.

The assets and liabilities, results of operations and cash flows of the Education Services business have been accounted for as discontinued operations for all periods presented in the accompanying consolidated financial statements.

Financial information for discontinued operations is summarized below (in thousands):

	2005	2004	2003
Revenues	$34,407	$39,305	$43,103
Income (loss) before income taxes	(87,794)	(2,953)	2,850
Applicable income taxes	(16,301)	(783)	1,142
Income (loss) from discontinued operations, net of tax	$(71,493)	$(2,170)	$1,708

Loss from discontinued operations, net of tax, of $71.5 million for 2005 includes a pretax non-cash goodwill impairment charge of $86.5 million based upon completion of an impairment analysis conducted by the Company in connection with the adoption of a formal plan of disposition of the Education Services business by the Board of Directors in March 2005.

Major classes of assets and liabilities of the Education Services business accounted for as discontinued operations in the accompanying consolidated balance sheet at June 30, 2004 were as follows (in thousands):

Cash	$1,394
Accounts receivable	5,213
Other current assets	5,324
Total current assets	11,931
Property and equipment	2,101
Goodwill and intangible assets	135,751
Other assets	1,374
Total assets of discontinued operations	$151,157

Current liabilities	$8,743
Other liabilities	5,083
Total liabilities of discontinued operations	$13,826

Subsequent Events

On September 15, 2005, the Company entered into an agreement to sell its Information Services segment, which includes its Banking Solutions and Document Solutions divisions, to Open Solutions Inc. (“OSI”) for approximately $470 million in cash, subject to final working capital and other adjustments. The transaction closed on March 3, 2006, and net proceeds after transaction costs and the payment of taxes are expected to approximate $300 million.

Major classes of assets and liabilities of the Information Services segment included in the accompanying consolidated balance sheets at June 30 were as follows (in thousands):

	2005	2004
Assets of the Information Services segment:
Accounts receivable	$28,573	$28,152
Deferred tax asset	10,503	11,259
Other current asset	4,080	3,963
Total current assets	43,156	43,374
Property and equipment	12,929	18,029
Intangible assets and goodwill	116,280	109,846
Other assets	4,987	7,394
Total	$177,352	$178,643

Liabilities of the Information Services segment:
Current maturities of long-term debt	$4,461	$4,958
Other current liabilities	49,266	51,933
Total current liabilities	53,727	56,891
Long-term debt	5,992	9,929
Deferred tax liability	10,610	10,425
Deferred revenue	34,651	34,641
Total	$104,980	$111,886

5.	Goodwill and Intangible Assets

Goodwill

The changes in the carrying amounts of goodwill by business segment for the years ended June 30, 2004 and 2005 are as follows (in thousands):

	Investment Services	Insurance Services	Information Services	Total
Balance, June 30, 2003, as restated	$302,195	$287,182	$34,946	$624,323
2004 Acquisitions	—	68,024	—	68,024
Adjustments to previous acquisitions	(175)	769	—	594
Balance, June 30, 2004, as restated	$302,020	$355,975	$34,946	$692,941
2005 Acquisitions	60,545	—	—	60,545
2005 Dispositions	(502)	(119)	—	(621)
Adjustments to previous acquisitions	—	(450)	—	(450)
Balance, June 30, 2005	$362,063	$355,406	$34,946	$752,415

The adjustments to previous acquisitions primarily relate to differences in amounts recorded for deferred taxes as compared to amounts originally estimated at time of acquisition.

Intangible Assets

At June 30, 2005 and 2004, intangible assets were comprised of the following (in thousands):

2005	Estimated Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Capitalized software	3–6	$208,891	$(107,020)	$101,871
Customer related	5–15	189,127	(57,587)	131,540
Noncompete agreements	5–15	24,299	(14,674)	9,625
Other	5–15	9,095	(5,068)	4,027
		$431,412	$(184,349)	$247,063

2004, as restated
Capitalized software	3–6	$180,067	$(84,815)	$95,252
Customer related	5–30	172,839	(41,343)	131,496
Noncompete agreements	5–15	22,560	(10,645)	11,915
Other	5–15	9,095	(3,982)	5,113
		$384,561	$(140,785)	$243,776

All of the Company’s intangible assets are subject to amortization. Amortization expense for intangible assets was approximately $58.4 million, $52.7 million and $41.4 million for 2005, 2004 and 2003, respectively. Estimated amortization expense for the succeeding five years is $57.3 million in 2006, $50.3 million in 2007, $43.4 million in 2008, $34.3 million in 2009, and $25.2 million in 2010.

In connection with the Company’s plan to reorganize its Life Insurance division and restructure its European fund services operations by exiting certain European locations during calendar year 2004, impairment losses of $2.0 million were recognized during the year ended June 30, 2004 for customer-related intangibles. The amount of the impairment losses represented the remaining net book value of the intangibles.

6.	Borrowings

In March 2004, the Company entered into a four-year senior unsecured credit facility with a syndicate of lenders (the “2004 facility”). The 2004 facility initially contained a $300 million revolving line of credit facility and a $100 million term loan that was created to support working capital requirements, repurchases of the Company’s common stock, and the funding of acquisitions. The revolving facility was reduced to $150 million in September 2005 and a portion of the $100 million term loan was prepaid pursuant to an agreement with the lenders. The balance of the term loan was repaid in full in December 2005.

Outstanding borrowings under the 2004 facility bore interest at prime or, at the Company’s option, LIBOR plus a margin. The credit agreement required the Company to pay an annual facility fee of 0.30% on the total revolving credit commitment. The facility was guaranteed by certain subsidiaries of The BISYS Group, Inc. The Company could borrow under the revolving credit facility through March 2008 up to $300 million, reduced by any outstanding letters of credit ($3.1 million at June 30, 2005). The $100 million term loan had quarterly principal payments commencing on June 30, 2005 with a final maturity of March 31, 2008. Interest was payable quarterly for prime rate borrowings or at maturity for LIBOR borrowings, which range from 30 to 180 days. At June 30, 2005, the weighted average interest rate of the credit facility borrowings was 4.38%.

The credit agreement required the Company to maintain certain financial covenants and limits the Company’s ability to incur future indebtedness and to pay dividends. As of

June 30, 2005, no amounts were permitted for the payment of cash dividends. As of June 30, 2005, a default existed under the 2004 facility resulting from the Company’s failure to timely file its Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 and its failure to deliver the related compliance certificate for such fiscal quarter. On June 14, 2005, the Company obtained a consent and waiver from the lenders under the 2004 facility, which extended the cure period arising from these defaults to August 1, 2005. As a condition of the waiver, additional borrowings under the revolving line of credit were not permitted until the default was cured. After obtaining additional consents and waivers from the lenders subsequent to June 30, 2005, the 2004 facility was eventually terminated by the Company in January 2006 and replaced with a new interim credit facility (see “Establishment of New Credit Facility” below).

In March 2001, the Company issued $300 million of convertible subordinated notes (the “Notes”) due March 15, 2006. The Notes bore interest at 4% and required semi- annual interest payments. The Notes were convertible at any time at the option of the holder into shares of the Company’s common stock at a conversion price of $33.39 per share, subject to adjustment under certain conditions. In March 2006, the Company used the net proceeds from the sale of the Information Services segment for the repayment of the Notes (see Note 3).

Debt outstanding at June 30, 2005 and 2004 is as follows (in thousands):

	June 30, 2005		June 30, 2004
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Senior credit facility, term loan, at a rate of 4.375% and 2.625%, respectively	$93,750	$93,750	$100,000	$100,000
Senior credit facility, revolving line of credit, at a rate of 2.275%	—	—	66,000	66,000
Convertible subordinated 4% notes	300,000	299,000	300,000	307,000
Capital lease obligations	16,505	15,930	18,748	18,540
	410,255	$408,680	484,748	$491,540
Less amounts due within one year	399,904		78,476
Long-term debt	$10,351		$406,272

Establishment of New Credit Facility

In January 2006, the Company entered into a Credit Agreement with a syndicate of lenders, providing for (i) an interim revolving credit facility in an aggregate amount of up to $100 million (the “Revolver”) and (ii) an interim term loan in an aggregate amount of up to $300 million (the ”Term Loan”; together with the Revolver, the “Interim Facility”). The maturity date of the Interim Facility is January 2, 2007. The proceeds of the Revolver may be used for working capital and other corporate purposes. The Term Loan commitment was subsequently cancelled since the proceeds were no longer required to repay the $300 million of Notes.

The Interim Facility bears interest at (i) a base rate equal to the higher of the bank’s prime lending rate or the applicable federal funds rate plus 0.5%, or (ii) at an applicable margin above the Eurodollar rate. The amount of the applicable margin is 1.25%, and the commitment fee on the unborrowed funds available under the Revolver is 0.25%.

The loans under the Interim Facility are guaranteed by certain of the Company’s significant subsidiaries. As of March 31, 2006, there were no balances outstanding on the Revolver and the Term Loan commitment has been terminated. The Credit Agreement contains various representations, warranties and covenants generally consistent with the 2004 credit facility. Financial covenants require the Company to meet certain financial tests on an on-going basis, including minimum net worth, minimum fixed charge coverage ratio, and total leverage ratio, based upon its consolidated financial results.

In connection with the execution of the Interim Facility, on January 4, 2006, the Company terminated its 2004 credit facility. Pursuant to the 2004 credit facility, the March 31, 2008 maturity date had been set to accelerate to January 31, 2006 in the event that the convertible notes were not repaid by such date. The term loan portion of the 2004 credit facility was repaid in full in December 2005 and no borrowings were outstanding under such facility at the time of termination. The Company did not incur any prepayment penalties in connection with the termination of the facility.

7.	Income Taxes

The significant components of the Company’s net deferred tax assets and liabilities as of June 30, 2005 and 2004 are as follows (in thousands):

	2005	2004 As Restated
Deferred tax assets related to:
Accrued liabilities	$21,367	$19,890
Deferred income	28,334	27,441
Receivables	3,567	6,016
Tax carryforwards	14,255	17,514
Other	1,319	719
Deferred tax assets	68,842	71,580
Less valuation allowance	(50)	(50)
Net deferred tax assets	68,792	71,530

Deferred tax liabilities related to:
Property and equipment	814	674
Investments	—	3,426
Intangible assets	41,376	40,864
Goodwill	32,459	29,440
Other	—	318
Deferred tax liabilities	74,649	74,722
Net deferred tax liability	$(5,857)	$(3,192)

The Company periodically evaluates deferred tax assets and adjusts the related valuation allowance on deferred tax assets to an amount which is more likely than not to be realized through future taxable income.

A valuation allowance for deferred tax assets associated with certain loss carryforwards has been established as the Company currently believes that a portion of the deferred tax assets will not be realized. At June 30, 2005, the Company had $12.1 million of federal net operating loss carryforwards expiring in years after 2016, $62.0 million of state net operating losses of which $57.8 million expire in years after 2011, and capital loss carryforwards of $13.1 million expiring in years after 2010.

The components of income from continuing operations before income taxes are as follows (in thousands):

	2005	2004 As Restated	2003 As Restated
Domestic	$106,329	$107,013	$112,878
Foreign	16,074	9,890	6,614
Income from continuing operations before income taxes	$122,403	$116,903	$119,492

The components of the income tax provision for 2005, 2004 and 2003 are as follows (in thousands):

	2005	2004 As Restated	2003 As Restated
Deferred federal tax expense (benefit)	$8,692	$32,708	$(3,725)
Deferred state tax expense (benefit)	(252)	1,768	(507)
Deferred foreign tax expense (benefit)	52	1,408	(915)
Deferred tax expense subtotal	8,492	35,884	(5,147)

Current federal tax expense	29,467	6,099	38,135
Current state tax expense	6,154	2,477	10,620
Current foreign tax expense	690	142	308
Current tax expense subtotal	36,311	8,718	49,063
	$44,803	$44,602	$43,916

A reconciliation of the Company’s income tax provision and the amount computed by applying the statutory federal income tax rate to income before income taxes for 2005, 2004 and 2003 is as follows (in thousands):

	2005	2004 As Restated	2003 As Restated
Federal income tax at statutory rate	$42,841	$40,916	$41,822
Change in reserve for contingent tax liabilities	(143)	1,917	(731)
Change in valuation allowance	—	(1,050)	497
SEC penalty (Note 9)	4,051	—	—
State taxes	3,837	3,492	6,181
Foreign taxes	(4,884)	(1,909)	(2,922)
Tax credits	(716)	(515)	(528)
Other, net	(183)	1,751	(403)
	$44,803	$44,602	$43,916

Deferred income taxes of $9.8 million at June 30, 2005 have not been provided on the undistributed earnings of foreign subsidiaries as such earnings are expected to be reinvested in the foreseeable future.

On October 22, 2004, the American Jobs Creation Act of 2004 (the “Jobs Act”) was signed into law. Under the Jobs Act, the Company may elect an 85% dividends-received deduction for repatriating eligible dividends from its foreign subsidiaries in either the year ended June 30, 2005 or 2006. Certain criteria must be met to qualify for the deduction, including the establishment of a domestic reinvestment plan by the Company’s Chief Executive Officer, and the approval of the plan by the Company’s Board of Directors, whereby the repatriated earnings must be reinvested in the United States.

In November 2005, the Company completed its evaluation of the repatriation provisions of the Jobs Act and repatriated approximately $22.7 million from certain of its foreign subsidiaries under the Jobs Act provisions. The Company recorded a tax charge for this repatriation in November 2005 of approximately $1.3 million in accordance with tax laws existing at the time. An estimated additional $8.0 million of earnings existing at June 30, 2005 may be repatriated during fiscal 2006 at an estimated additional tax expense of $0.5 million.

The $22.7 million repatriated under the Jobs Act was deemed to be distributed entirely from foreign earnings that had been previously treated as indefinitely reinvested. However, this distribution from previously indefinitely reinvested earnings does not change the Company’s position going forward that future earnings of certain of its foreign subsidiaries will be indefinitely reinvested.

8.	Restructuring and Impairment Charges

During 2005, 2004 and 2003, the Company recorded pretax restructuring and impairment charges of $2.3 million, $16.2 million and $10.9 million, respectively, as follows (in thousands):

	2005	2004 As Restated	2003 As Restated
Restructuring charges	$1,315	$10,695	$10,919
Impairment charges	1,025	5,549	—
	$2,340	$16,244	$10,919

The following summarizes activity with respect to the Company’s restructuring activities for 2005, 2004 and 2003 (in thousands):

	2005	2004 As Restated	2003 As Restated
Expense provision:
Employee severance	$229	$8,473	$6,220
Facility closure and other	1,086	2,222	4,699
Total	1,315	10,695	10,919

Cash payments and other:
2005	550	2,959	414
2004	—	7,478	1,352
2003	—	—	8,936
Total	550	10,437	10,702

Remaining accrual at June 30, 2005:
Employee severance	—	—	—
Facility closure and other	765	258	217
Total	$765	$258	$217

Fiscal 2005

Restructuring charges of $1.3 million during 2005 were related to the completion of the restructuring of the European mutual fund services operations and were comprised of severance totaling $0.2 million and lease termination costs of $1.2 million, offset by reversals and currency translation gains of $0.1 million. At June 30, 2005, the remaining accrual of $0.8 million relates to lease costs for facility closures.

The Company recorded asset impairment charges of $1.0 million during 2005 related to other than temporary declines in the value of membership in the New York and Boston Stock exchanges.

Fiscal 2004

In 2004, the Company recorded pre-tax restructuring and impairment charges of $16.2 million. The charges consist of restructuring charges of $10.7 million that relate to the integration, consolidation, and reorganization of certain business operations, particularly in our European Fund Services division and the Insurance Services group, and impairment charges of $5.5 million. Restructuring charges of $10.7 million during 2004 were comprised of severance totaling $8.5 million and lease termination and other costs of $2.2 million. Severance charges resulted from the termination or planned termination of approximately 350 employees representing all levels of staffing. At June 30, 2005, the remaining accrual amounts to $0.3 million and relates to lease costs for facility closures. The objectives of the 2004 restructuring plan were to close down or consolidate certain European Fund Services processing platforms located in Luxembourg, London and Guernsey; reduce costs by downsizing certain product development, marketing and sales support services in various business units; and relocate a call center in the Retirement Services division.

The Company recorded asset impairment charges of $5.5 million during 2004, consisting primarily of the following items:

•	a $3.9 million charge in the Investment Services segment comprised of a $0.8 million charge for the impairment of a customer-related intangible asset and a $3.1 million charge for the impairment of other long-lived assets as a result of the Company’s plan to restructure its European mutual fund services operations and to exit certain European locations during the calendar year 2004 following the acquisition of two of the Company’s significant customers in those European locations by acquirers with existing fund services capabilities; and

•	a $1.2 million charge in the Insurance Services segment for impairment of a customer-related intangible asset deemed to be no longer recoverable from related future cash flows.

The Company also wrote off $3.2 million of net deferred tax assets associated with tax loss carryforwards and goodwill arising from the European mutual fund services operations as the Company determined the deferred tax amounts will not be realized. The write-off was recorded as additional income tax expense in 2004.

Fiscal 2003

The Company recorded a pre-tax restructuring charge of $10.9 million in 2003, relating to the integration, consolidation and relocation of certain business operations, primarily as a result of acquisition activity and the downsizing of certain areas in the investment, insurance and check imaging businesses. The restructuring charge includes a provision of $6.2 million for severance-related costs for approximately 250 employees, representing all levels of employees, and $4.7 million for facility closure and related costs. At June 30, 2005, the remaining accrual amounts to $0.2 million and relates to lease costs for facility closures. The objective of the 2003 restructuring plan was to reduce costs by consolidating, relocating, and downsizing certain operations in the investment, insurance, education, and check imaging businesses. Reductions in force affected business operations such as data processing, software development, marketing, and various support services, and facility space reduction or closure occurred in several locations including Philadelphia, Pennsylvania and Columbus, Ohio.

9.	Litigation and Regulatory Investigations

Litigation

Following the Company’s May 17, 2004 announcement regarding the restatement of its financial results for the years ended June 30, 2003, 2002 and 2001 and for the quarters ended December 31 and September 30, 2003 (the “2004 restatement”), seven putative class action and two derivative lawsuits were filed against the Company and certain of its current and former officers in the United States District Court for the Southern District of New York. By order of the Court, all but one of the putative class actions have been consolidated into a single action, and on October 25, 2004, plaintiffs filed a consolidated amended complaint. The complaint purports to be brought on behalf of all shareholders who purchased the Company’s securities between October 23, 2000 and May 17, 2004 and generally asserts that the Company, certain of its officers and its independent registered accounting firm allegedly violated the federal securities laws in connection with the purported issuance of false and misleading information concerning the Company’s financial condition. The complaint seeks damages in an unspecified amount as well as unspecified equitable/injunctive relief. On December 23, 2004, the Company, the individual defendants and the Company’s independent registered accounting firm filed separate motions to dismiss the complaint. On October 28, 2005, the Court dismissed certain claims under the Securities Exchange Act of 1934 as to six of the individual defendants, narrowed certain additional claims against the Company and the individual defendants, and dismissed all claims as to the Company’s independent registered accounting firm. The Court denied the motions to dismiss in all other respects. The Court granted leave for plaintiffs to file on or before November 14, 2005, an amended complaint addressing the scienter of the individual defendants and the independent registered accounting firm.

The remaining putative class action purports to be brought on behalf of all persons who acquired non-publicly traded BISYS securities from the Company as part of private equity transactions during the period October 23, 2000 to May 17, 2004. The complaint generally asserts that the Company and certain of its officers allegedly violated the federal securities laws in connection with the purported issuance of false and misleading information concerning the Company’s financial condition, and seeks damages in an unspecified amount. On November 29, 2004, plaintiffs filed an amended complaint. By order of the Court, the defendants’ time to answer the complaint has been extended until resolution of the motion to dismiss the complaint described in the previous paragraph.

The derivative complaints purport to be brought on behalf of the Company and generally assert that certain officers and directors are liable for alleged breaches of fiduciary duties, abuse of control, gross mismanagement, waste, and unjust enrichment that purportedly occurred between October 23, 2000 and the present. The derivative complaints seek disgorgement, constructive trust, and damages in an unspecified amount. The Court has ordered that the derivative actions be consolidated into a single action. On November 24, 2004, plaintiffs filed a consolidated amended complaint. On January 24, 2005, the Company and the individual defendants filed separate motions to dismiss the complaint. On October 31, 2005, the Court granted defendants’ motions, dismissing on the merits plaintiffs’ claim under Section 304 of the Sarbanes-Oxley Act of 2002 on the grounds that it does not create a private right of action upon which plaintiffs may sue. Having so ruled, the Court also dismissed plaintiffs’ state law claims on the ground that it lacked subject matter jurisdiction over them.

The Company intends to defend itself vigorously against these claims but is unable to determine the ultimate outcome.

The Life Insurance division is involved in litigation with a West Coast-based distributor of life insurance products, with which the Company had a former business relationship. The Company intends to continue to vigorously defend the claims asserted and has asserted a number of counterclaims. The Company believes that it has adequate defenses against claims arising in such litigation and that the outcome of this matter will not have a material adverse effect upon the Company’s financial position, results of operations or cash flows.

Additionally, during 2004, the Company recorded a charge of $4.0 million in the Life Insurance division related to an anticipated resolution with certain third parties arising from contractual disputes over the obligations of the parties.

Regulatory Investigations

The Company notified the SEC in May 2004 that it would restate certain prior period financial statements, and subsequently, the SEC advised the Company that it was conducting an investigation into the facts and circumstances related to this restatement. On May 17, 2004, the Company announced that it would restate its financial results for the fiscal years ended June 30, 2003, 2002, and 2001 and for the quarters ended December 31 and September 30, 2003 (the ”2004 restatement”) in order to record adjustments for correction of errors resulting from various accounting matters in the Life Insurance Services division. An amended Annual Report on Form 10-K for the fiscal year ended June 30, 2003 was filed with the SEC on August 10, 2004 along with amended Quarterly Reports on Form 10-Q for the quarters ended December 31 and September 30, 2003 to reflect the restated financial results. In July 2005, the Company determined that an additional restatement of previously issued financial statements was necessary, and the SEC’s investigation has been expanded to include the 2005 restatement. The investigation is ongoing. The Company understands that representatives of the United States Attorney’s Office for the Southern District of New York have attended interviews that have taken place. The Company has cooperated and intends to continue to cooperate with the SEC’s investigation, which has resulted and will likely continue to result in significant expenses. The Company cannot predict when the SEC will conclude its investigation or the outcome or impact thereof.

As previously announced, the Company is also the subject of an SEC investigation related to marketing and distribution arrangements in its mutual funds services business. The practices at issue relate to the structure and accounting for arrangements pursuant to which BISYS Fund Services (BFS), a subsidiary of the Company, agreed with the advisers of certain U.S. mutual funds to use a portion of the administration fees paid to BFS by the mutual fund to pay for, among other things, expenses relating to the marketing and distribution of the fund shares, to make payments to certain advisers and to pay for certain other expenses. The Company has identified 27 fund support arrangements to the SEC, all of which were entered into prior to December 2003 and have been terminated.

BFS has submitted an offer of settlement to the SEC, which has the support of the SEC Staff. If accepted by the Commission, the proposed settlement would resolve the issues with respect to all fund support arrangements that the Company has disclosed to the Staff. The offer of settlement provides for the simultaneous initiation and settlement of an administrative proceeding through the entry of an administrative order. The order would set forth the SEC’s findings that BFS aided and abetted violations of Sections 206(1) and 206(2) of the Investment Advisers Act, Section 34(b) of the Investment Company Act and SEC Rule 12(b)-1. These rules and regulations prohibit investment advisers from employing any device, scheme or artifice to defraud and from engaging in any course of business that would operate as a fraud, prohibit untrue statements or omissions of material facts in certain documents filed with the SEC, and regulate the circumstances under which open-end mutual funds may participate in the distribution of the securities that they issue. Without admitting or denying the SEC’s findings, BFS would consent to cease and desist from aiding and abetting or causing any violations of the referenced provisions of the federal securities laws and related SEC rules. The order would also require disgorgement and payment of prejudgment interest and a penalty, as well as certain undertakings by BFS. The Staff has not yet presented the offer of settlement to the Commission for approval and no assurance can be given that such approval will be granted. The Company is continuing to cooperate with the SEC in this matter.

The Company has established an estimated liability of $20.9 million at June 30, 2005, representing expected amounts to be paid as part of this settlement, which is comprised of an estimated $9.7 million disgorgement recognized as a reduction to 2005 revenues, and an estimated fine of $10 million and prejudgment interest of $1.2 million recognized as an operating expense in 2005.

The Company expensed the following amounts related to estimated settlement costs and legal fees in connection with the aforementioned litigation and investigatory matters for 2005 and 2004 (in thousands):

	2005	2004 As Restated
Litigation matters	$21,028	$8,604
Regulatory settlement ($20,940 net of disgorgement portion of $9,699)	11,241	—
	$32,269	$8,604

In February 2006, the Company reached an agreement regarding coverage with its insurance carriers that will result in an insurance recoverable of approximately $8 million for certain legal expenses incurred by the Company through June 30, 2005 in connection with the aforementioned litigation and investigatory matters. Amounts recoverable under the agreement will be recognized as a reduction to legal expenses in the quarter ended March 31, 2006.

The Company also is involved in litigation arising in the ordinary course of business. Management believes that the Company has adequate defenses and/or insurance coverage against such litigation and that the outcome of these matters, individually or in the aggregate, will not have a material adverse effect upon the Company’s financial position, results of operations or cash flows. Legal fees and related costs for litigation arising from the ordinary course of business, and exclusive of the specific aforementioned litigation and investigatory matters, are included in the caption “Selling, general and administrative” in the accompanying consolidated statements of income.

10.	Leases

The Company leases office space under noncancellable operating leases with remaining terms of up to twelve years. The Company also leases certain office and computer equipment and software under both capital leases and operating leases expiring through 2011. Rental expense associated with these operating leases for 2005, 2004 and 2003 totaled $34.0 million, $33.8 million and $30.7 million, respectively.

The future minimum rental payments under capital leases and noncancellable operating leases for the years ending after June 30, 2005 are as follows (in thousands):

Fiscal year	Capital leases	Operating leases
2006	$6,653	$33,223
2007	6,113	31,487
2008	2,973	29,744
2009	1,426	25,896
2010	312	23,956
Thereafter	—	103,587
Total	17,477	$247,893

Less imputed interest costs	972
Present value of capital lease obligations	16,505
Less current portion	6,154
Long-term capital lease obligations	$10,351

11.	Other Commitments

The Company’s broker-dealer subsidiaries are subject to the Uniform Net Capital Rule of the Securities and Exchange Commission. At June 30, 2005, the aggregate net capital of such subsidiaries was $16.1 million, exceeding the net capital requirement by $15.1 million.

On September 30, 2003, the Company’s Banking Solutions division entered into a software license agreement with Open Solutions Inc. (“OSI”) and became an outsourcing reseller of OSI’s Total Client Server software as well as OSI’s complementary products and services to banks and thrifts using the Total Client Server product. The agreement had an initial term of five years, with an option to renew for another five years by mutual consent or at the Company’s option. At June 30, 2005, the Company had an outstanding purchase commitment through August 2008 to acquire an additional $44.7 million of software licenses related to Total Client Server core and ancillary products. The Company sold the Banking Solutions and Document Solutions divisions to OSI in March 2006 (see Note 4). As a result of the sale, the Company’s remaining payments to OSI under the terms of the agreement subsequent to June 30, 2005 amounted to $10.2 million for license fees and $2.6 million for maintenance on purchased licenses.

It is not the Company’s business practice to enter into off-balance sheet arrangements. However, in the normal course of business, the Company does enter into contracts in which it makes representations and warranties that guarantee the performance of the Company’s products and services as well as other indemnifications entered into in the normal course of business. During 2005, 2004 and 2003, there were no material losses related to such guarantees and indemnifications.

12.	Business Segment Information

The Company provides business outsourcing solutions to financial institutions and other financial organizations. The Company’s operations have been classified into three business segments: Investment Services, Insurance Services, and Information Services.

The Company’s reportable segments are separately managed strategic business units that offer different products and services, and are based on the Company’s method of internal reporting. The businesses that comprise the Investment Services segment are Fund Services, Retirement Services and Alternative Investment Services. The Investment Services segment provides business process outsourcing services, including administration and distribution, to domestic and offshore mutual fund complexes, hedge funds and private equity funds and retirement plan services to small to mid-size 401(k) plans. The Insurance Services segment, comprised of the Life Insurance Services and Commercial Insurance Services businesses, provides distribution solutions for commercial property and casualty, annuities, life, long-term care, and disability and special risk insurance products. The Information Services segment, comprised of the Banking Solutions and Document Solutions businesses, provides information processing and check imaging solutions to financial services companies, asset retention solutions to insurance companies, and corporate banking services to support corporate-sponsored cash management programs.

Summarized financial information by business segment and for corporate operations for 2005, 2004 and 2003 is presented below (in thousands). Measures used to assess segment performance include revenues and operating earnings, exclusive of restructuring and impairment charges and litigation and regulatory settlements. Segment operating earnings exclude restructuring and impairment charges and litigation and regulatory settlements for specific matters described in Note 9 since they are not allocated to the segments for internal evaluation purposes. While these items are identifiable to the business segments, they are not included in the measurement of segment operating earnings provided to the chief operating decision maker for purposes of assessing segment performance and decision making with respect to resource allocation. Legal expenses for other litigation matters arising in the normal course of business are included with operating earnings of the reportable segments and corporate.

	(in thousands)
	2005	2004 As Restated	2003 As Restated
Revenues:
Investment Services	$619,479	$565,660	$487,747
Insurance Services	241,497	208,779	165,504
Information Services	211,778	220,471	201,986
Total	1,072,754	994,910	855,237
Less: Disgorgement portion of estimated regulatory settlement reflected as a reduction to revenue	(9,699)	—	—
Total consolidated revenues	$1,063,055	$994,910	$855,237

Operating earnings for reportable segments:
Investment Services	$86,362	$70,990	$61,575
Insurance Services	62,665	49,289	52,044
Information Services	49,865	63,537	54,709
Total	$198,892	$183,816	$168,328

Assets:
Investment Services	$661,951	$584,797	$572,251
Insurance Services	587,750	607,968	472,687
Information Services	177,352	178,643	177,813
Discontinued operations	—	151,157	156,444
Corporate	113,407	103,190	87,441
Total	$1,540,460	$1,625,755	$1,466,636

Depreciation and amortization expense:
Investment Services	$27,331	$26,912	$24,212
Insurance Services	17,222	14,292	8,166
Information Services	33,648	31,095	28,031
Corporate	815	1,014	1,017
Total	$79,016	$73,313	$61,426

Capital expenditures:
Investment Services	$14,206	$16,801	$21,810
Insurance Services	6,007	4,169	3,385
Information Services	38,165	43,889	39,640
Corporate	218	422	1,208
Total	$58,596	$65,281	$66,043

The following is a reconciliation of operating earnings to the Company’s consolidated total (in thousands):

	2005	2004 As Restated	2003 As Restated
Total operating earnings for reportable segments	$198,892	$183,816	$168,328
Corporate	(28,386)	(24,603)	(19,000)
Less: Disgorgement portion of estimated regulatory settlement reflected as a reduction to revenue in Investment Services	9,699	—	—

Restructuring and impairment charges:
Investment Services	2,371	9,275	5,159
Insurance Services	—	5,618	1,890
Information Services	(26)	448	1,631
Corporate	(5)	903	2,239
Total restructuring and impairment charges	2,340	16,244	10,919

Litigation and regulatory settlements:
Investment Services	11,241	—	—
Insurance Services	(713)	4,000	—
Corporate	21,741	4,604	—
Total litigation and regulatory settlements	32,269	8,604	—
Total consolidated operating earnings	$126,198	$134,365	$138,409

Information concerning principal geographic areas is as follows (in thousands):

	2005	2004 As Restated	2003 As Restated
Revenues
United States	$976,455	$913,197	$789,874
International	86,600	81,713	65,363
Total	$1,063,055	$994,910	$855,237

Long-lived assets
United States	$938,372	$880,863	$781,539
International	117,099	116,605	123,635
Total	$1,055,471	$997,468	$905,174

13.	Related Party Transactions

A Director of the Company owns indirectly in excess of ten percent of the outstanding equity interests in Matrix Settlement & Clearing Services LLC (“Matrix”). Matrix provides settlement and clearing services for trades made by participants in certain retirement plans for which BISYS Retirement Services is the record keeper. In 2005, 2004 and 2003, the Company incurred expenses of approximately $5.4 million, $4.7 million and $3.1 million, respectively, for such services. These amounts represent in excess of five percent of Matrix’s consolidated gross revenues for each of its last three fiscal years.

A Director of the Company is an officer and director of Bear Stearns & Co. Inc. (“Bear Stearns”), a financial services firm that is the Company’s primary investment banking advisor. The Company has engaged Bear Stearns to provide financial advisory services in 2005 and 2006 and may continue to do so in the future. Fees for financial advisory services provided by Bear Stearns in 2005 approximated $1.0 million.

14.	Supplemental Cash Flow Information

In 2005, 2004 and 2003, the Company recorded a reduction to taxes currently payable related to tax benefits associated with stock options of approximately $1.1 million, $1.7 million and $3.7 million, respectively, with a corresponding increase to additional paid-in capital.

Net cash paid for acquisition of businesses was comprised of the following for 2005, 2004 and 2003 (in thousands):

	2005	2004 As Restated	2003 As Restated
Fair value of assets acquired, net of cash	$83,987	$147,830	$224,029
Less: issuance of common stock and stock options pursuant to acquisitions	—	(38,823)	—
Liabilities assumed	(506)	(51,490)	(73,944)
Net cash paid	$83,481	$57,517	$150,085

15.	Retirement Savings Plans

The Company and certain of its subsidiaries maintain retirement savings plans that cover substantially all employees. These plans generally provide for tax-deferred amounts for each participant and matching Company contributions, subject to certain limitations. The aggregate amounts charged to expense for contributions to these plans were $5.6 million, $5.9 million and $5.4 million for 2005, 2004 and 2003, respectively.

16.	Deferred Compensation

The Company has a deferred compensation plan (the “Plan”) whereby certain compensation earned by a participant can be deferred and placed in an employee benefit trust, also known as a “rabbi trust.” Under the Plan, the participant may choose from several investment designations, including shares of common stock of the Company. During the first quarter of fiscal 2003, the Company amended the Plan to make all participant deferrals that are designated in common stock of the Company irrevocable and to require that all future distributions of such designations be settled in shares of Company common stock. Accordingly, the Company has applied the provisions of Emerging Issues Task Force (“EITF”) 97-14, ”Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust and Invested.” The EITF requires that employer stock held by the rabbi trust be classified as equity similar to the manner of accounting for treasury stock. Additionally, the EITF requires that the portion of the deferred compensation obligation that is required to be settled by the delivery of shares of employer stock be classified in equity. At June 30, 2005, there are 409,180 shares, valued at $6.5 million, held by the employee benefit trust and presented in the accompanying consolidated balance sheet as a contra-equity account. Additionally, $6.6 million has been classified as equity in the accompanying consolidated balance sheet and represents the deferred compensation obligation under the Plan that is designated in shares of Company common stock. Under the EITF, changes in the fair value of both the employer stock held in the rabbi trust and the deferred compensation obligation, representing amounts designated in shares of Company common stock, are not recognized.

17.	Stock-Based Compensation Plans

The Company has stock option, restricted stock, and stock purchase plans which provide for granting of options and/or restricted stock to certain employees and outside directors. Stock option grants have exercise prices equal to the market value of the underlying common stock on the date of grant. The stock options vest primarily over a five-year period at each anniversary date of the grant and expire following termination of employment or within ten years of the date of the grant, whichever comes first. At June 30, 2005, options to purchase approximately 10.6 million shares are available for grant under the plans.

Pursuant to the 1999 Equity Participation Plan, the Company provides for awards of restricted shares of the Company’s common stock to key management employees. Restricted shares awarded under the plan are subject to certain transfer and forfeiture restrictions that lapse over a four-year vesting period. Awards for 398,500 and 486,364 restricted shares were granted, net of forfeitures, during 2005 and 2004, respectively, at fair values ranging from $13.15 to $18.71 per share. Unearned compensation expense related to the issuance of restricted shares is reported as a reduction of stockholders’ equity on the accompanying consolidated financial statements and compensation expense is recorded ratably over the four-year vesting period, during which the shares are subject to transfer and forfeiture restrictions, based on the fair value on the award date. Compensation expense related to the issuance of restricted shares approximated $3.7 million and $2.0 million in 2005 and 2004, respectively.

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes pricing model with the following assumptions for grants in 2005, 2004 and 2003: 1) expected dividend yields of 0%, 2) risk-free interest rates ranging from 2.10% to 4.48%, 3) expected volatility of 40-45% in 2005 and 40% in 2004 and 2003, and 4) an expected option life of 5.3 years, 5.0 years and 4.8 years in 2005, 2004 and 2003, respectively. For the purpose of pro forma disclosures (see Note 1), the estimated fair value of the options is amortized to expense over the options’ vesting period of five years for employees. Using these assumptions, the weighted average fair value per option at date of grant for options granted during 2005, 2004 and 2003 was $6.18, $6.52 and $8.07, respectively.

The following is a summary of stock option activity for 2005, 2004 and 2003 (options in thousands):

	2005		2004		2003
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	13,402	$19.48	13,772	$19.70	13,403	$18.87
Options granted	1,113	13.75	2,080	16.32	2,111	20.65
Options exercised	(680)	10.49	(853)	9.38	(1,128)	11.06
Options cancelled	(1,184)	21.29	(1,597)	22.39	(614)	22.08
Outstanding at end of year	12,651	$19.27	13,402	$19.48	13,772	$19.70
Exercisable at end of year	11,165	$19.98	7,307	$19.00	6,238	$18.42

The following summarizes information about the Company’s stock options outstanding at June 30, 2005 (options in thousands):

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)	Exercisable	Weighted Average Exercise Price of Exercisable
$ 0.01–$10.00	682	$8.77	1.8	682	$8.77
$10.01–$20.00	7,558	15.10	5.4	6,084	15.41
$20.01–$30.00	3,794	27.15	4.3	3,782	27.15
$30.01–$40.00	617	33.40	4.3	617	33.40

18.	Notes Receivable from Stockholders

The Board of Directors approved and the Company made loans in fiscal 2000 to certain executive officers to assist them in exercising non-qualified stock options, retaining the underlying shares and paying the applicable taxes resulting from such exercises. These loans bore interest at 2.48% as of June 30, 2005, were full recourse, and were secured by a pledge of certain shares of the Company’s Common Stock acquired pursuant to the exercise of the options. As of June 30, 2005, the pledged shares represented approximately 122% of the outstanding loan balances. The principal was repayable the later of five years from the date of the loan or the expiration date of the options exercised using such loan proceeds. The principal was also repayable within one year of the employee’s death or termination of employment due to disability and within 30 days of voluntary resignation. Interest was payable annually on the anniversary date of each loan. In August 2005, the two remaining loans that were outstanding at June 30, 2005 were repaid in full.

The notes receivable of $3.7 million and $8.1 million at June 30, 2005 and 2004, respectively, are reflected on the accompanying consolidated balance sheets as a reduction in stockholders’ equity.

19.	Shareholder Rights Plan

The Company has adopted a Shareholder Rights Plan and declared a dividend distribution at the rate of one Right for each share of common stock held of record as of the close of business on May 16, 1997 and for each share of common stock issued thereafter up to the distribution date (defined below).

Each Right entitles holders of common stock to buy shares of common stock of the Company at an exercise price of $175. The Rights would be exercisable, and would detach from the common stock (the “Distribution Date”) only if a person or group (i) were to acquire 15 percent or more of the outstanding shares of common stock of the Company; (ii) were to announce a tender or exchange offer that, if consummated, would result in a person or group beneficially owning 15 percent or more of the outstanding shares of common stock of the Company; or (iii) were declared by the Board to be an Adverse Person (as defined in the Plan) if such person or group beneficially owns 10 percent or more of the outstanding shares of common stock in the Company. In the event of any occurrence triggering the Distribution Date, each right would entitle the holder (other than such an acquiring person or group) to purchase the outstanding shares of common stock of the Company (or, in certain circumstances, common stock of the acquiring person) with a value of twice the exercise price of the Rights upon payment of the exercise price. The Company will be entitled to redeem the Rights at $.000625 per Right at any time. The Rights will expire at the close of business on May 16, 2012.

20.	Share Repurchase Programs

Repurchases of the Company’s common stock have occurred and are expected to continue to occur from time to time in the open market to offset the possible dilutive effect of shares issued under employee benefit plans, for possible use in future acquisitions, and for general and other corporate purposes. The following table presents stock repurchase activity during the last three fiscal years under programs authorized by the Board of Directors between fiscal 1999 and fiscal 2005, disclosing total shares repurchased under each program and the associated cost. Upon authorization of each new stock repurchase program, the former program is superseded and replaced.

			(in thousands)
	2005		2004		2003
	Shares	Cost	Shares	Cost	Shares	Cost
Share Repurchase Programs:
$100 million, authorized January 1999	—	$—	—	$—	1,150	$28,626
$100 million, authorized August 2002	—	—	3,158	46,153	301	4,793
$100 million, authorized November 2003	3,149	45,755	869	13,565	—	—
Total Stock Repurchases	3,149	$45,755	4,027	$59,718	1,451	$33,419

21.	Consolidated Quarterly Results (unaudited, in thousands, except per share data)

The following presents a summary of the unaudited quarterly data for 2005 and 2004, restated to give effect to the adjustments described in Note 3.

	Fiscal 2005
Quarter Ended	September 30			December 31			March 31	June 30
	As Previously Reported	As Restated	As Restated with Discontinued Operations	As Previously Reported	As Restated	As Restated with Discontinued Operations
Revenues	$268,129	$269,607	$259,405	$276,338	$280,271	$269,275	$266,056	$268,319
Operating earnings	34,672	36,782	37,198	33,748	37,072	37,322	17,454	34,224
Income from continuing operations before income taxes	34,494	36,719	37,135	34,179	38,984	39,234	13,149	32,885
Income from continuing operations	21,731	23,019	23,264	21,875	25,108	25,355	4,230	24,751
Loss from discontinued operations, net of tax	—	—	(245)	—	—	(247)	(70,621)	(380)
Net income (loss)	$21,731	$23,019	$23,019	$21,875	$25,108	$25,108	$(66,391)	$24,371
Basic earnings (loss) per share
Continuing operations	$0.18	$0.19	$0.19	$0.18	$0.21	$0.21	$0.04	$0.21
Discontinued operations	—	—	—	—	—	—	(0.59)	—
Total basic earnings (loss) per share	$0.18	$0.19	$0.19	$0.18	$0.21	$0.21	$(0.56)	$0.21
Diluted earnings (loss) per share
Continuing operations	$0.18	$0.19	$0.19	$0.18	$0.21	$0.21	$0.04	$0.21
Discontinued operations	—	—	—	—	—	—	(0.59)	—
Total diluted earnings (loss) per share	$0.18	$0.19	$0.19	$0.18	$0.21	$0.21	$(0.55)	$0.20

	Fiscal 2004
Quarter Ended	September 30			December 31
	As Previously Reported	As Restated	As Restated with Discontinued Operations	As Previously Reported	As Restated	As Restated with Discontinued Operations
Revenues	$236,434	$235,629	$226,184	$261,381	$259,955	$249,573
Operating earnings	21,956	21,739	22,558	36,826	37,471	38,142
Income from continuing operations before income taxes	17,617	17,933	18,752	32,373	33,033	33,704
Income from continuing operations	5,843	7,434	7,895	20,314	21,319	21,715
Loss from discontinued operations, net of tax	—	—	(461)	—	—	(396)
Net income	$5,843	$7,434	$7,434	$20,314	$21,319	$21,319
Basic earnings (loss) per share
Continuing operations	$0.05	$0.06	$0.07	$0.17	$0.18	$0.18
Discontinued operations	—	—	—	—	—	—
Total basic earnings (loss) per share	$0.05	$0.06	$0.06	$0.17	$0.18	$0.18
Diluted earnings (loss) per share
Continuing operations	$0.05	$0.06	$0.06	$0.17	$0.18	$0.18
Discontinued operations	—	—	—	—	—	—
Total diluted earnings (loss) per share	$0.05	$0.06	$0.06	$0.17	$0.18	$0.18

	Fiscal 2004
Quarter Ended	March 31			June 30
	As Previously Reported	As Restated	As Restated with Discontinued Operations	As Previously Reported	As Restated	As Restated with Discontinued Operations
Revenues	$272,332	$267,967	$258,310	$267,155	$270,664	$260,843
Operating earnings	33,823	33,905	34,469	33,293	38,297	39,196
Income from continuing operations before income taxes	29,473	29,412	29,976	28,731	33,572	34,471
Income from continuing operations	19,394	19,729	20,062	18,029	21,649	22,629
Loss from discontinued operations, net of tax	—	—	(333)	—	—	(980)
Net income	$19,394	$19,729	$19,729	$18,029	$21,649	$21,649
Basic earnings (loss) per share
Continuing operations	$0.16	$0.16	$0.17	$0.15	$0.18	$0.19
Discontinued operations	—	—	—	—	—	(0.01)
Total basic earnings (loss) per share	$0.16	$0.16	$0.16	$0.15	$0.18	$0.18
Diluted earnings (loss) per share
Continuing operations	$0.16	$0.16	$0.17	$0.15	$0.18	$0.19
Discontinued operations	—	—	—	—	—	(0.01)
Total diluted earnings (loss) per share	$0.16	$0.16	$0.16	$0.15	$0.18	$0.18

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

ITEM 9A.	Controls and Procedures.

Audit Committee Investigation and Restatement

On July 25, 2005, the Company announced that its previously issued consolidated financial statements would be required to be restated and should no longer be relied upon. The Audit Committee of our Board of Directors, with the assistance of independent counsel and forensic accountants engaged by independent counsel, undertook a comprehensive internal review of the facts giving rise to the restatement described in Note 3 to the consolidated financial statements included in this Annual Report on Form 10-K. The investigation included an extensive review of our accounting policies, accounting records, supporting documentation and e-mail communications, as well as interviews with numerous current and former employees. As a result of this investigation, various matters were identified that required the restatement of prior year financial statements. Certain of the restatement adjustments related to entries which the Company believed were prepared in accordance with Generally Accepted Accounting Principles (GAAP), but which were subsequently determined to be errors. In addition, as a result of the investigation and the restatement of our consolidated financial statements, control deficiencies in the Company’s internal control over financial reporting were identified. The investigation indicated that certain individuals who were part of the Company’s former management failed to set an effective tone to communicate appropriate ethical standards and financial reporting integrity, which contributed to ineffective controls, that failed to detect certain accounting errors and failed to prevent the improper override of controls in certain other instances, which allowed inappropriate accounting under their supervision. While the investigation concluded that current management has established an effective culture and tone necessary to support its control environment, this deficiency was a significant contributing factor to the restatement described above.

Management has reviewed its control deficiencies with the Audit Committee, has discussed them with our independent registered public accounting firm, PricewaterhouseCoopers LLP, and has advised the Audit Committee that the control deficiencies, described below, constitute material weaknesses in our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports we file or submit pursuant to the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes disclosure controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily is required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our CEO and CFO concluded our disclosure controls and procedures were not effective as of June 30, 2005, at the reasonable assurance level, because of the material weaknesses described below.

Notwithstanding the material weaknesses described below, we believe our consolidated financial statements presented in this Annual Report on Form 10-K fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for all periods presented herein.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Internal control over financial reporting is the process designed by, or under the supervision of, our CEO and CFO, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with established policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an assessment of the effectiveness of our internal control over financial reporting as of June 30, 2005. In making this assessment, our management used the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management identified the following material weaknesses in the Company’s internal control over financial reporting as of June 30, 2005:

1.	Control environment: We did not maintain an effective control environment. Specifically, we (i) failed to establish adequate controls over the selection, application and documentation of our accounting policies to ensure all accounting policies were in accordance with generally accepted accounting principles; (ii) failed to adequately train our personnel in the application of generally accepted accounting principles commensurate with our financial reporting requirements; (iii) failed to effectively train our personnel on compliance with our Code of Conduct; and (iv) failed to maintain an effective whistleblower program.

A control environment sets the tone of an organization, influences the control consciousness of its people, and is the foundation of all other components of internal control over financial reporting. This control environment material weakness contributed to the material weaknesses described in 2 through 6 below.

2.	Controls over revenue recognition : We did not maintain effective controls over revenue. Specifically, effective controls, including effective reconciliations, were not designed and in place to ensure the completeness, accuracy and appropriate timing of revenue and deferred revenue recognition related to new customer contracts, software sales and service bureau hosting arrangements, and the presentation of gross versus net revenue recognition for certain distribution and marketing activities within the fund services division. This control deficiency resulted in the restatement of our consolidated financial statements for the years ended June 30, 2004 and 2003, for each of the first two quarters in fiscal 2005, all quarters in fiscal 2004 and adjustments to the third and fourth quarters of fiscal 2005 to correct revenue and deferred revenue. Additionally, this control deficiency could result in a misstatement of the aforementioned accounts that would result in a material misstatement to our annual or interim consolidated financial statements that would not be prevented or detected.

3.	Controls over accounting for business combinations and divestitures: We did not maintain effective controls over the accuracy and completeness of our accounting for business combinations and divestitures. Specifically, effective controls were not designed and in place to prevent or detect errors related to (i) the capitalization of certain acquisition costs; (ii) the recording of charges to merger and divestiture related accruals; (iii) the recognition of certain merger related cash flows as revenue; (iv) the recognition of divestiture gains and operating expenses and (v) the amortization of customer related intangible assets. This control deficiency resulted in the restatement of our consolidated financial statements for the years ended June 30, 2004 and 2003, for each of the first two quarters in fiscal 2005, all quarters in fiscal 2004 and adjustments to the third and fourth quarters of fiscal 2005 to correct merger and divestiture related accruals and expenses, goodwill and intangible assets. Additionally, this control deficiency could result in a misstatement of the aforementioned accounts that would result in a material misstatement to our annual or interim consolidated financial statements that would not be prevented or detected.

4.	Controls over vendor rebates and legal and contractual settlements: We did not maintain effective controls over the completeness, accuracy and validity of our accounting for vendor rebates and expenses incurred in connection with legal and contractual settlements. Specifically, effective controls were not designed and in place relative to the identification, communication and review of financial data used in accounting for vendor rebates and expenses incurred in connection with legal and contractual settlements. This control deficiency resulted in the restatement of our consolidated financial statements for the years ended June 30, 2004 and 2003, for each of the first two quarters in fiscal 2005, all quarters in fiscal 2004 and adjustments to the third and fourth quarters of fiscal 2005 to correct vendor rebates, legal and contractual settlement expenses, and the related accruals. Additionally, this control deficiency could result in a misstatement of the aforementioned accounts that would result in a material misstatement to our annual or interim consolidated financial statements that would not be prevented or detected.

5.	Controls over leases: We did not maintain effective controls over the completeness and accuracy of our accounting for lease related assets, liabilities and expenses. Specifically, effective controls were not designed and in place over the selection, application and monitoring of our accounting policies related to (i) the recognition of escalating lease payments; (ii) the recognition of lease incentives; and (iii) the capitalization of equipment lease obligations to ensure that such transactions were accounted for in conformity with generally accepted accounting principles. This control deficiency resulted in the restatement of our consolidated financial statements for the years ended June 30, 2004 and 2003, for each of the first two quarters in fiscal 2005, all quarters in fiscal 2004 and adjustments to the third and fourth quarters of fiscal 2005 to correct equipment, deferred rent, rent expense, amortization expense and lease obligations. Additionally, this control deficiency could result in a misstatement of the aforementioned accounts that would result in a material misstatement to our annual or interim consolidated financial statements that would not be prevented or detected.

6.	Controls over insurance commissions payable: We did not maintain effective controls over the completeness and accuracy of our accounting for commissions payable in the life insurance services division. Specifically, effective controls, including effective reconciliations, were not designed and in place to appropriately record sales commissions payable to our retail agents. This control deficiency resulted in the restatement of our consolidated financial statements for the years ended June 30, 2004 and 2003, for each of the first two quarters in fiscal 2005, all quarters in fiscal 2004 and adjustments to the third and fourth quarters of fiscal 2005 to correct accrued commissions payable. Additionally, this control deficiency could result in a misstatement of the aforementioned accounts that would result in a material misstatement to our annual or interim consolidated financial statements that would not be prevented or detected.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2005, based on the criteria set forth in Internal Control — Integrated Framework issued by the COSO.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Management’s Consideration of the Restatement

In coming to the conclusion that the Company’s disclosure controls and procedures and internal control over financial reporting were not effective as of June 30, 2005, management considered the restatement and material weaknesses in the Company’s internal control over financial reporting described above. In addition to the restatement adjustments that were a result of the material weaknesses described above, there were other immaterial misstatements corrected as part of the restatement ( as disclosed in Note 3 to the accompanying consolidated financial statements included in this Annual Report on Form 10-K ) that were considered by management. Management has evaluated these misstatements and concluded these misstatements were the result of control deficiencies, which did not constitute a material weakness, individually, or in the aggregate, in the Company’s internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2005 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Remediation Efforts

We have taken the following steps to strengthen our internal control over financial reporting. Notwithstanding such efforts, the material weaknesses described above will not be remediated until the new controls operate for a sufficient period of time and are tested to enable management to conclude that the controls are operating effectively.

1.	Control environment. We have taken, and are developing further plans to take, significant actions to improve our control environment. The Company hired a new Chief Financial Officer in August 2005 to oversee the transition of financial responsibilities, address staffing matters and implement improved controls and procedures. Our Chief Executive Officer and Chief Financial Officer, together with other senior executives, are committed to maintaining a strong control environment, high ethical standards and financial reporting integrity. Following are the actions we are taking or plan on taking, to improve our control environment and eliminate the material weaknesses:

•	Create a direct reporting line from the business unit accountants to the Corporate Controller in an effort to ensure the independence of accounting decisions.

•	Develop or revise our written accounting policies and procedures to establish a comprehensive up-to-date accounting manual, including revenue and expense recognition guidelines and processes.

•	Establish enhanced quarterly accounting reviews and formal training programs for financial staff in an effort to ensure all relevant personnel are familiar with our accounting policies, control processes and have the necessary competency, training and supervision for their assigned level of responsibility and the nature and complexity of our business.

•	Continue to evaluate key financial positions and add senior management personnel focused on financial accounting, financial reporting and financial controls. We will also continue to evaluate and take appropriate actions with respect to certain employees in management, internal audit and financial reporting functions, which may include further training, supervision and/or reassignment.

•	Continue to enhance our “whistleblower” procedures and “tone at the top” to increase the likelihood that concerns related to financial reporting or the control environment will be timely reported and properly evaluated.

•	Continue to implement a quarterly and annual sub-certification process requiring written confirmations from business and finance managers as to the operating effectiveness of our disclosure controls and procedures and internal control over financial reporting.

2.	Controls over revenue recognition. Following are the actions we are taking or plan on taking, to improve our controls over revenue recognition and eliminate the material weakness:

•	Implement a comprehensive periodic review of divisional income statements and balance sheets to identify and assess significant revenue and deferred revenue transactions.

•	Develop procedures to ensure qualified, senior level personnel within the finance organization are responsible for the review and approval of all revenue transactions with a significant financial impact.

•	Continue to enhance documentation and review of all new business acquisition and system conversion related activities and other transactions with a material financial impact on revenues to ensure proper treatment and disclosure.

•	Continue to enhance month-end closing procedures to ensure that timely, effective and consistent reconciliations are performed on all revenue accounts by qualified personnel within the finance organization.

•	Continue to add and retain technical accounting personnel and enhance supervision with regard to, among other things, timely account analysis and review and approval of significant revenue transactions.

3.	Controls over accounting for business combinations and divestitures. To improve our accounting over business combinations and divestitures and eliminate the material weakness we will ensure qualified, senior level personnel within the finance organization are responsible for the review and approval of accruals and estimates related to accounting for acquisitions and divestitures.

4.	Controls over vendor rebates and legal and contractual settlements. Following are the actions we are taking or plan on taking, to improve our controls over non-routine transactions and contractual obligations to eliminate the material weakness:

•	Improve procedures for verifying and documenting non-standard transactions and contracts, including a comprehensive review of divisional income statements and balance sheets to identify and analyze complex and significant non-routine or non-recurring transactions and contractual obligations.

•	Develop procedures to ensure qualified, senior level personnel within the finance organization are responsible for the review and approve all significant complex, non-routine, and non-recurring transactions and contractual obligations.

•	Continue to enhance procedures to review balance sheet account reconciliations by qualified, senior level personnel within the finance organization, including increasing the frequency and depth of such reviews and implement a risk based approach focusing on complex accounts and accounts having a significant financial impact.

•	Continue to add and retain technical accounting personnel to enhance supervision with regard to, among other things, account reconciliations and supporting documentation for non-routine transactions and contractual obligations.

5.	Controls over leases. Following are the actions we are taking or plan on taking, to improve our controls over leases and eliminate the material weakness:

•	Continue accounting reviews to ensure all relevant personnel involved in leasing transactions understand and apply applicable accounting guidance in accordance with generally accepted accounting principles.

•	Continue to implement procedures ensuring qualified, senior level personnel within the finance organization review all lease and sublease transactions, including supporting documentation, and are responsible for the review and approval of all related accounting considerations and schedules.

6.	Controls over insurance commissions payable. Following are the actions we are taking or plan on taking, to improve our controls over insurance commission payables and eliminate the material weakness:

•	Continue to implement procedures ensuring qualified, senior level personnel within the finance organization review the impact of insurance commissions receivable and commissions payable transactions, including supporting documentation, and are responsible for the review and approval of all related accounting considerations and schedules.

•	Continue to improve procedures for verifying and documenting insurance commissions payable, including the review of account reconciliations, account analyses and supporting documentation.

•	Continue to develop processing systems to provide more automation, accuracy and control in recording insurance commissions payable transactions.

The restatements primarily related to matters which occurred prior to 2004 under the Company’s previous management team and notably, before the Company began its assessment of internal control over financial reporting as required by the Section 404 of the Sarbanes-Oxley Act of 2002. The Company believes it has taken appropriate disciplinary action with respect to those employees who were responsible for activities that contributed to the restatement or that such individuals are no longer employed by the Company. We are committed to complete the actions described above as soon as possible and believe the implementation of these new controls will improve our internal control over financial reporting.

PART III

ITEM 10.	Directors and Executive Officers of the Registrant.

The following sets forth certain information concerning our directors and executive officers as of March 31, 2006.

Denis A. Bovin, 58, has served as a Director of the Company since June 2001. Mr. Bovin is Vice Chairman — Investment Banking, and Senior Managing Director, of Bear Stearns & Co. Inc., a financial services firm. Prior to joining Bear Stearns in 1992, Mr. Bovin spent more than two decades at Salomon Brothers Inc. and headed that firm’s Investment Banking Corporate Coverage and Capital Markets Divisions after previously heading the firm’s Communications and Technology Group. He is a member of the Board of Directors of Bear Stearns & Co.

Robert J. Casale, 67, has served as a Director of the Company since 1997. Mr. Casale is the former Group President, Brokerage Information Services, of ADP, a position in which he served from 1988 to 1998. His experience also includes serving as Managing Director, Mergers & Acquisitions/Corporate Finance of the High Technology Group of Kidder, Peabody & Co. and more than 10 years in various executive positions with AT&T, including President-elect of AT&T’s Special Markets Group, responsible for major joint ventures and partnerships. He is a member of the Board of Directors of EasyLink Services, a public company provider of services to facilitate the electronic exchange of certain information, and Northeast Securities, a privately held NYSE member firm.

Thomas A. Cooper, 69, has served as a Director of the Company since 1997. Mr. Cooper has been Chairman of TAC Associates, a financial advisory and investment firm, since 1996, and former Chairman of Flatiron Credit Company, a finance company, from 1997 until 2003. He previously served since its formation and until 1996 as Chairman of TAC Bancshares, Inc., a holding company formed in 1991 to acquire and operate financial service institutions. He is a member of the Board of Directors of Renaissance Reinsurance, a publicly-held reinsurance company.

Russell P. Fradin, 50, joined the Company as a Director and President and Chief Executive Officer of the Company in February 2004. Prior to joining the Company he had served for seven years in various senior executive positions with ADP, most recently as Group President, Global Employer Services. Prior to joining ADP, Mr. Fradin was a senior partner at McKinsey & Company, a consulting firm. He is a member of the Board of Directors of The Corporate Executive Board.

Richard J. Haviland, 59, has served as a Director of the Company since September 2004. He served for 20 years in various executive and financial positions at ADP, most recently as its Chief Financial Officer and a member of its Executive Committee, retiring from the company in 2001.

His experience prior to ADP includes 11 years in the auditing and assurance practice of Touche Ross & Co., a predecessor firm of Deloitte & Touche, a public accounting firm.

Paula G. McInerney, 56, has served as a Director of the Company since November 2003. Mrs. McInerney has been a private investor in a number of private companies that provide various financial services since her retirement in 1998 as Chief Operating Officer of the Oppenheimer Funds. Mrs. McInerney’s career includes 15 years in various operations positions for financial services companies, including Dean Witter Reynolds (1983–1985), Fidelity Investments (1985–1990), Bankers Trust (1990–1995), and the Oppenheimer Funds (1995–1998).

Joseph J. Melone, 74, has served as a Director of the Company since August 1999. He retired as President and Chief Executive Officer of The Equitable Cos., Inc. in 1998, a position in which he served since 1996. He served from 1992 through 1995 as President and Chief Operating Officer of The Equitable upon its formation in 1992 after having served two years in the same position for its principal insurance subsidiary, The Equitable Life Assurance Society of the United States. Prior to joining The Equitable, Mr. Melone served as President of The Prudential Insurance Company of America. He is a member of the Board of Directors of Foster Wheeler Corporation, a publicly-held engineering and construction company. He also serves as Chairman of the Board of Horace Mann Educators Corp., a publicly held insurance company.

There are no family relationships among the current executive officers and directors of the Company.

Each director named above holds such office until the next annual meeting of stockholders and until his or her successor is elected and qualified or until his death, resignation or removal.

Identification of Audit Committee/Audit Committee Financial Expert

BISYS has a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The Audit Committee, which has a written charter approved by the Board, consists of Thomas A. Cooper (Chairperson), Richard J. Haviland, and Joseph J. Melone. Mr. Melone replaced Ms. McInerney as a member of the Committee in December 2005. The Board has designated Thomas A. Cooper as the Audit Committee financial expert within the meaning of Item 401(h) of Regulation S-K under the Securities Act and has determined that Mr. Cooper qualifies as an independent director under the NYSE rules.

Other Executive Officers:

Bruce D. Dalziel, 48, serves as Executive Vice President and Chief Financial Officer. He joined the Company in his current position in August 2005. Prior to joining the Company, Mr. Dalziel served as Chief Financial Officer of DoubleClick Inc. from October 2001 to July 2005. Mr. Dalziel previously served in a number of other senior management positions at DoubleClick, including Acting Chief Financial Officer from August 2001 to October 2001, Vice President of Finance and Operations, Technology, Data and Research from January 2001 to August 2001, and Vice President of Financial Planning and Analysis from September 2000 to January 2001. From September 1986 until joining DoubleClick in 2000, Mr. Dalziel served in a variety of roles at Prudential Insurance Company of America, including Vice President of Financial Planning and Analysis, Chief Financial Officer for International Insurance and Portfolio Manager.

Cory Douglas, 39, serves as Senior Vice President, Corporate Finance and Controller. He joined the Company in his current position in November 2005. Prior to joining the Company, Mr. Douglas served as Vice President, Corporate Finance and Controller of DoubleClick Inc. from August 2002 to October 2005. Mr. Douglas previously served as DoubleClick’s Vice President, Planning and Analysis from April 2002 until August 2002 and Vice President, Finance, TechSolutions from April 2000 until April 2002. Mr. Douglas also served as DoubleClick’s Assistant Controller from April 1999 until April 2000. Prior to that, Mr. Douglas served as a Finance Manager at Colgate-Palmolive Company, a consumer products company, from 1997 until April 1999.

John M. Howard, 39, serves as Executive Vice President and President, Insurance Services. Mr. Howard joined the Company in September 2004. Prior to joining the Company and from 2002 to September 2004, he served as President of the Prudential Select Brokerage unit of Prudential Financial, Inc., a financial services company. Prior to joining Prudential and from 2000 until 2002, he served as President of the Retirement Services strategic business unit of Conseco, Inc., a financial services company, and as President of Conseco Securities, Inc., a broker-dealer and subsidiary of Conseco, Inc. From 1993 until joining Conseco in 2000, Mr. Howard served in a number of senior management positions with GE Capital Services, Inc. and GE Financial Assurance, Inc., each a financial services subsidiary of General Electric Company, a conglomerate.

J. Robert Jones, 53, serves as Executive Vice President, Business Development. Mr. Jones joined the Company in 1989 as Vice President, Sales and Marketing. He became Senior Vice President, Business Development in 1996 and was elected to his current position in 1998.

Steven J. Kyono, 44, serves as Executive Vice President, General Counsel and Secretary. Mr. Kyono joined the Company in his current position in April 2006. Prior to joining the Company, Mr. Kyono served as Staff Vice President and Associate General Counsel of ADP from May 2004 to April 2006. Mr. Kyono previously served as ADP’s Associate General Counsel and Vice President from December 2002 to May 2004 and as Assistant General Counsel and Vice President from December 1998 to December 2002.

Sharon Murphy, 47, serves as Executive Vice President, Human Resources. Ms. Murphy joined the Company in her current position in November 2005. Prior to joining the Company, Ms. Murphy served as Vice President, Human Resources of ADP’s Small Business Services division from February 2002 to October 2005. Ms. Murphy previously served as ADP’s DVP, Marketing Communications from January 2000 until February 2002 and DVP Human Resources, Electronic Services Division from June 1997 until January 2000. Prior to that, Ms. Murphy served in a variety of Corporate and Employer Services Group Human Resources roles with ADP from May 1983 until June 1997.

William W. Neville, 52, serves as Executive Vice President and President of the Company’s Alternative Investment Services business. Mr. Neville previously served as Executive Vice President and Group President, Information Services from September 2000 until March 2006 and was appointed to his current position following the announcement of the sale of the Information Services to Open Solutions Inc. He joined the Company in 1992 as Senior Vice President/General Manager Sales, Eastern Region of the Banking Solutions division, and was promoted in 1997 to President of the Banking Solutions division.

Code of Conduct and Ethics

We have adopted the Code of Ethics that applies to our Chief Executive Officer and senior financial officers. The Code of Ethics is publicly available on our website at www.bisys.com. Any waiver or amendment of the Code of Ethics will be disclosed on our website or as otherwise permitted under applicable law.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires that our directors, executive officers and persons who own more than ten percent of a registered class of our equity securities file reports of ownership and changes in ownership with the SEC. Directors, executive officers and greater than ten percent stockholders are required by SEC regulations to provide us with copies of all Section 16(a) reports they file. Based solely on a review of Forms 3, 4 and 5 submitted to the Company during and with respect to fiscal 2005 and written representations from our executive officers and directors, all statements of beneficial ownership that were required to be filed with the SEC were timely filed.

ITEM 11.	Executive Compensation.

Compensation of Directors

Fiscal 2005

During fiscal 2005, Mr. Casale, as non-employee Chairperson of the Board, received an annual retainer of $150,000 for his services. Each other non-employee Director (i.e., each Director other than Messrs. Casale and Fradin) received a $25,000 annual retainer, payable in quarterly installments. The Chairperson of the Audit Committee and the Chairperson of the Compensation Committee each received an additional annual retainer of $5,000, also payable in quarterly installments. All non-employee Directors also received a $1,000 daily meeting fee for personal attendance at each meeting, including committee meetings held other than on the same day as a Board meeting. Mr. Fradin does not receive any compensation for services as a Director.

Each non-employee Director also receives stock options to purchase shares of Common Stock of the Company in consideration of their services as a Director, pursuant to the Company’s Non-Employee Directors’ Stock Option Plan. Commencing with the 1997 Annual Meeting of Stockholders, each non-employee Director then elected by stockholders and each new non-employee Director elected for the first time by stockholders at a subsequent Annual Meeting of Stockholders was granted an option upon such election to purchase 25,000 shares of Common Stock of the Company at the fair market value of a share of Common Stock on the date of grant.

Each option vests 20% on the date of grant and 20% upon the Director’s re-election by stockholders at each subsequent Annual Meeting of Stockholders until such option is fully vested. Each option is exercisable to the extent vested. A new stock option for an additional 25,000 shares of Common Stock is granted to a non-employee Director upon re-election at the next Annual Meeting of Stockholders following the Annual Meeting at which any prior option becomes fully vested. All stock options under the Non-Employee Directors’ Plan are granted at an exercise price equal to the fair market value of a share of Common Stock on the date of grant. A total of 1,100,000 shares of Common Stock are authorized and reserved for issuance in connection with the grant of options under the Non-Employee Directors’ Stock Option Plan, of which 167,400 shares are currently available for future option grants.

Fiscal 2006

In June 2005, the Board of Directors voted to change the compensation of non-employee directors effective July 1, 2005 to: (i) increase fees for Board and committee meeting attended in person from $1,000 to $1,500; (ii) pay committee meeting fees even when committee meetings are held on the same day as a Board meeting, (iii) pay meeting fees for formal Board or committee meetings attended telephonically at the same rate as in-person meetings, (iv) pay an additional $5,000 annual retainer fee to the Chairman of the Nominating and Governance Committee and (v) pay an additional $5,000 annual retainer fee to each member of the Audit Committee, which will also be paid to the Audit Committee’s Chairman.

Compensation of Executive Officers

The following table shows, for the fiscal years ended June 30, 2005, 2004, and 2003, certain compensation information as to Mr. Fradin (who served as Chief Executive Officer during fiscal 2005), each of the four next most highly compensated executive officers of the Company serving as executive officers at June 30, 2005 and one additional individual who was an executive officer during fiscal 2005 but who ceased to be an executive officer before the end of fiscal 2005 (“Named Executive Officers”).

	Annual Compensation			Long Term Compensation Awards
(a)	(b)	(c)	(d)	(f)	(g)			(i)
					Securities Underlying Options/ SARs (#)(2)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Restricted Stock Awards ($)(1)	Annual	Reload	Total	All Other Compensation ($) (3)
Russell P. Fradin(4)	2005	$650,000	$600,000	$1,463,000	125,000	0	125,000	$56,250
President and	2004	$250,000	$300,000	$630,000	375,000	0	375,000	$6,000
Chief Executive Officer

James L. Fox(5)	2005	$405,100	$294,000	$292,600	25,000	0	25,000	$6,044
Former Executive Vice	2004	$398,119	$240,000	$263,000	40,000	0	40,000	$6,065
President and Chief
Financial Officer

John M. Howard(6)	2005	$263,846	$238,500	$504,350	25,000	$0	25,000	$167,000
Executive Vice President
President, Insurance Services

J. Robert Jones	2005	$347,400	$234,300	$266,000	22,000	0	22,000	$130,845
Executive Vice President,	2004	$353,731	$165,500	$342,600	45,000	0	45,000	$110,007
Business Development	2003	$334,231	0	0	50,000	0	50,000	$166,000

William W. Neville	2005	$380,000	$207,500	$292,600	25,000	0	25,000	$15,154
Executive Vice President	2004	$375,192	$209,100	$85,650	36,000	0	36,000	$25,793
President, Information Services	2003	$349,231	$180,000	0	40,000	0	40,000	$22,481

William J. Tomko(7)	2005	$385,000	$195,300	$292,600	25,000	0	25,000	$12,826
Former Executive	2004	$386,038	$224,000	$256,950	36,000	0	36,000	$17,332
Vice President	2003	$378,269	$35,000	0	40,000	11,725	51,725	$29,018
Group President,
Investment Services

(1)	The value shown in the table represents the dollar value at the date of award of all restricted stock awards during the fiscal year. All restricted stock awards were made under the Company’s 1999 Equity Participation Plan. No restricted stock awards were granted prior to fiscal year 2004. The number and value of all unvested holdings of shares of restricted stock held by the Named Executive Officer as of June 30, 2005, based on a closing share price of $14.94 on that date, is as follows: Mr. Fradin (136,250 shares, $2,035,575); Mr. Fox (37,000 shares, $552,780); Mr. Howard (35,000 shares, $522,900); Mr. Jones (35,000 shares, $522,900); Mr. Neville (25,750 shares, $384,705) and Mr. Tomko (33,250 shares, $496,755). Shares of restricted stock vest 25% per year over a four-year period from the date of grant on the grant anniversary date. The recipient of the restricted stock is entitled to the payment of dividends, if any, on such shares.

(2)	The number of options shown for each fiscal year reflects the actual number of total options granted (annual grants and reload grants) during such fiscal year as of the date of such grants. The number of stock options and exercise price for stock options granted in fiscal 2005 is set forth below under the heading “Stock Options Granted in Fiscal 2005.”

(3)	For fiscal year 2005 includes (i) the Company’s matching contribution under the Company’s 401(k) Plan as follows: Mr. Fradin ($7,500); Mr. Fox ($6,044); Mr. Howard ($7,000); Mr. Jones

($5,922); Mr. Neville ($5,948); and Mr. Tomko ($6,258); (ii) the economic value of a “split dollar” life insurance policy as follows: Mr. Jones ($2,655); Mr. Neville ($2,568), and Mr. Tomko ($1,281); (iii) the value of the Company’s matching contribution under the Company’s voluntary executive deferred compensation plan as follows: Mr. Fradin ($47,500); Mr. Jones ($25,525); Mr. Neville ($1,200); (iv) payment of $160,000 in connection with Mr. Howard’s relocation package; and (v) a bonus estimated at $96,743 to cover the interest payable on a loan made to Mr. Jones in 1999 to pay the exercise price of certain stock options and related income taxes, grossed up to cover the income taxes payable in respect of such bonus.

(4)	Mr. Fradin became an executive officer during fiscal year 2004 (in February 2004) when he joined the Company as President and Chief Executive Officer.

(5)	Mr. Fox became an executive officer during fiscal year 2004 (in September 2003) upon his promotion to Executive Vice President and Chief Financial Officer. Mr. Fox ceased to be an executive officer in August 2005.

(6)	Mr. Howard became an executive officer during fiscal year 2005 (in September 2004) when he joined the Company as Executive Vice President- Insurance Services.

(7)	Mr. Tomko ceased to be an executive officer in June 2005.

Stock Options Granted in Fiscal 2005

The following table contains information concerning the grant of stock options to the Named Executive Officers during the fiscal year ended June 30, 2005 under the Company’s 1999 Equity Participation Plan. The per share exercise price for all options is the last sale price as reported by the NYSE on the trading day immediately prior to the option grant.

Option/SAR Grants in Last Fiscal Year

					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
Name	Number of Securities Underlying Options/SARs Granted(1)	% of Total Options/ SARs Granted to Employees in Fiscal Year	Exercise or base Price ($/Sh)	Expiration Date	5% ($)(2)	10% ($)(2)
Russell P. Fradin	125,000	11.2%	$13.30	08/16/2014	$1,045,537	$2,649,597
James L. Fox	25,000	2.2%	$13.30	08/16/2014	$209,107	$529,919
John M. Howard	25,000	2.2%	$14.41	09/17/2014	$226,559	$574,146
J. Robert Jones	22,000	2.0%	$13.30	08/16/2014	$184,015	$466,329
William W. Neville	25,000	2.2%	$13.30	08/16/2014	$209,107	$529,919
William J. Tomko	25,000	2.2%	$13.30	08/16/2014	$209,107	$529,919

(1)	Stock options vest and are exercisable in five equal installments on the first five anniversaries of the grant date, and expire ten years after the grant date. In the event of a change in control of the Company, all options then held by the executive officers become automatically vested, to the extent not previously vested, as of the effective date of such change in control.

(2)	The dollar amounts under these columns are based on the assumed appreciation rates of 5% and 10% required by SEC disclosure rules. These amounts are not intended to forecast possible future appreciation, if any, of the Company’s stock price.

Aggregate Option/SAR Exercises in Last Fiscal Year and Fiscal Year End Option Values

The following table sets forth information with respect to the Named Executive Officers concerning the exercise of options during the fiscal year ended June 30, 2005 and unexercised options held at the end of the fiscal year based on the last sale price of a share of Common Stock as of that date of $14.94.

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at Fiscal Year End (#) Exercisable/Unexercisable		Value of Unexercised In-the-Money Options at Fiscal Year End ($) Exercisable/Unexercisable
Russell P. Fradin	0	N/A	375,000	125,000	$0	$205,000
James L. Fox	0	N/A	28,000	87,000	$23,120	$111,480
John M. Howard	0	N/A	0	25,000	$0	$13,250
J. Robert Jones	0	N/A	692,152	22,000	$638,675	$36,080
William W. Neville	0	N/A	424,784	25,000	$411,682	$41,000
William J. Tomko	0	N/A	323,725	25,000	$165,522	$41,000

Loans to Executive Officers

The Board of Directors approved and the Company made loans to certain executive officers, one of which was also a Director of the Company, in November 1999 to assist them in exercising non-qualified stock options, retaining the underlying shares and paying the applicable taxes resulting from such exercises. The loans accrued interest at the rate of 2.48%. These are the only loans made by the Company to executive officers or Directors that were outstanding during fiscal 2005, and no portion of the loans has been forgiven. During the 2005 fiscal year, the largest principal amount of the loans outstanding to such persons were as follows: Mr. Lynn Mangum, former Chairman of the Board (President, Chief Executive Officer and Chairman of the Board at the time of the loan) ($5,636,968); and Mr. Jones ($2,479,051). Messrs. Mangum and Jones repaid a portion of their loans in accordance with their terms in September 2004, leaving an outstanding balance of $2,523,990 for Mr. Mangum and $1,193,807 for Mr. Jones as of June 30, 2005. Messrs. Mangum and Jones each repaid their loans in their entirety in August 2005.

Employment and Separation Agreements

The Company does not have employment agreements with any of its executive officers but has entered into Key Executive Separation Agreements with its executive officers. The Agreements provide for certain lump sum severance payments in the event of termination other than for cause or following a change in control of the Company. For terminations other than for cause, the executive would receive one time (one and one-half times in the case of Mr. Fradin) the sum of (i) his then current base salary and (ii) the greater of his then current fiscal year “at Plan” annual incentive target amount or the immediately prior year’s annual incentive compensation settlement amount (such sum, prior to being multiplied, referred to as the “Applicable Severance Amount”). In the event of a change in control of the Company, the executive may unilaterally terminate his employment with the Company for any reason during the first 12 months after the change in control and, under certain circumstances, during the 13th through 36th month after the change in control. In the event of such termination of employment, the executive officer would receive a lump sum severance payment equal to two times (three times in the case of Mr. Fradin) his Applicable Severance Amount. The Agreement does not provide any guarantee of employment or any other terms and conditions of employment.

Mr. Fox’s employment terminated on October 2, 2005. In accordance with his separation agreement dated August 12, 2005, Mr. Fox received (i) an amount equal to $699,100 as contemplated by the Key Executive Separation Agreement previously entered into between the Company and Mr. Fox, (ii) an additional amount equal to $198,750 in consideration for Mr. Fox’s assistance in the orderly transition of his responsibilities, and (iii) his annual incentive compensation award in respect of the fiscal year ended June 30, 2005.

Pursuant to the terms of their stock option agreements, in the event of a change in control of the Company, all options then held by the executive officers of the Company become automatically vested, to the extent not previously vested, as of the effective date of such change in control.

Deferred Compensation Plan

Under the Company’s Deferred Compensation Plan, certain management employees may elect, prior to the beginning of a year, to defer a portion of their annual compensation. Deferred amounts are designated for investment at the election of the participant in shares of Common Stock or other available investments. Certain participants, designated as “senior participants”, who elect to invest deferred amounts in Common Stock are entitled to a matching contribution by the Company equal to a percentage of the deferred amounts determined by the Company. Matching contributions by the Company vest after a two-year period and are forfeited if the participant does not remain in the employ of the Company during such two-year period. The Company’s deferred compensation obligations are payable in cash and Common Stock based on the cash balance in a participant’s account and the share balance of any portion of the participant’s account designated for investment in such shares. Deferred compensation obligations are payable to participants in a lump sum or in annual installments over a three, five, ten or fifteen-year period, as provided in the plan.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information, based on the most recent filings made on Schedule 13G with the SEC with respect to the shares of Common Stock beneficially owned by stockholders reporting ownership of more than 5% of the shares of Common Stock issued and outstanding as of such filing:

Beneficial Owner	Number of Shares Beneficially Owned		Percent of Class
FMR Corp. 82 Devonshire Street Boston, MA 02109	7,714,800	(1)	6.39%

T. Rowe Price Associates, Inc. 100 East Pratt Street Baltimore, MD 21202	6,950,300	(2)	5.7%

Wellington Management Company, LLP 75 State Street Boston, MA 02109	16,856,703	(3)	13.95%

(1)	Based on its filing dated February 14, 2006. The stockholder has sole investment power with respect to the shares shown as beneficially owned by it. The stockholder has sole voting power with respect to 445,500 shares and has no voting power with respect to the remaining shares shown as beneficially owned by it.

(2)	Based on its filing dated February 14, 2006. The stockholder has sole investment power with respect to the shares shown as beneficially owned by it. The stockholder has sole voting power with respect to 446,800 shares and has no voting power with respect to the remaining shares shown as beneficially owned by it.

(3)	Based on its filing dated February 14, 2006. The stockholder has shared investment power with respect to all of the shares shown as beneficially owned by it. The stockholder does not have sole voting power with respect to any of the shares shown as beneficially owned by it, and has shared voting power with respect to 12,816,875 shares shown as beneficially owned by it.

The following table sets forth, as of March 31, 2006, certain information with respect to the shares of Common Stock beneficially owned by (i) each Director, (ii) each of the persons for whom individual compensation information is disclosed below under the heading “Executive Compensation” and (iii) all the Company’s Directors and executive officers as a group.

Beneficial Owner	Number of Shares Beneficially Owned(1)(2)	Percent of Class	Number of Exercisable Stock Options Included in Number of Shares Beneficially Owned(2)
Denis A. Bovin	50,600	*	50,000
Robert J. Casale	45,000	*	45,000
Thomas A. Cooper	146,200	*	57,475
Russell P. Fradin	792,263	*	400,000
Richard J. Haviland	26,000	*	25,000
Paula G. McInerney	91,492	*	15,000
Joseph J. Melone	133,000	*	125,000
James L. Fox(3)	11,393	*	0
John M. Howard	36,968	*	5,000
J. Robert Jones	922,828	*	663,492
William W. Neville	456,667	*	427,544
William J. Tomko	375,293	*	328,725
All Directors and executive officers as a group (14 persons)	2,763,018	2.3%	1,813,511

*	Less than 1%

(1)	Each person, other than Mrs. McInerney, has sole voting and investment power with respect to the shares shown as beneficially owned. Mrs. McInerney is joint owner with her spouse of 76,492 shares shown as beneficially owned by her. Mr. Neville’s beneficial ownership includes 2,380 shares owned by his children. For Messrs. Fradin, Fox, Jones, and Tomko, the number of shares beneficially owned does not include the portion of their deferred compensation designated for investment in shares of Common Stock under the Company’s Deferred Compensation Plan. These shares are not beneficially owned until issued upon distribution in accordance with that Plan. As of March 31, 2006, the number of vested shares of Common Stock representing deferred compensation designated for investment in Common Stock by each such person is as follows: Mr. Fradin (37,444); Mr. Fox (0); Mr. Howard (657); Mr. Jones (77,573); Mr. Neville (7,278); and Mr. Tomko (13,291).

(2)	Includes shares issuable upon the exercise of stock options exercisable within 60 days of March 31, 2006.

(3)	Mr. Fox’s employment with the Company terminated on October 2, 2005. In accordance with the Company’s 1999 Equity Participation Plan, Mr. Fox’s outstanding options were cancelled on November 1, 2005.

Equity Compensation Plan Information

The following table shows certain information with respect to the Company’s equity compensation plans as of June 30, 2005.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)		Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	12,651,286		$19.27	11,449,614
Equity compensation plans not approved by security holders	50,226	(1)	—	22,350	(2)
Total	12,701,512		$19.27	11,471,964

(1)	Represents shares of Common Stock contributed by the Company as matching employer contributions to the accounts of certain participants in the Company’s voluntary executive deferred compensation plan (“Deferred Compensation Plan”) and vested pursuant to the provisions of such plan, based on the participant’s designated investment of deferred compensation in shares of Common Stock. The material features of the Deferred Compensation Plan are described in this report under the “EXECUTIVE COMPENSATION — Deferred Compensation Plan.” The Deferred Compensation Plan is the only equity compensation plan of the Company not approved by security holders.

(2)	Represents an estimate of the shares of Common Stock that may be contributed as matching employer contributions to the accounts of certain current participants in the Company’s Deferred Compensation Plan based on designated investments of participant deferred compensation in shares of Common Stock that may vest over the next two years. The Deferred Compensation Plan does not limit the number of shares available for matching contributions.

ITEM 13.	Certain Relationships and Related Transactions.

Mrs. McInerney is a director of the Company and owns indirectly in excess of ten percent of the outstanding equity interests in Matrix Settlement & Clearance Services LLC (Matrix). Matrix provides settlement and clearing services for trades made by participants in certain retirement plans for which BISYS Retirement Services is the record keeper. During fiscal years 2005, 2004 and 2003, the Company incurred expenses of approximately $5.4 million, $4.7 million and $3.1 million, respectively, for such services. These amounts represent in excess of five percent of Matrix’s consolidated gross revenues for each of its last three fiscal years.

Mr. Bovin, is a director of the Company and serves as Vice Chairperson — Investment Banking, and Senior Managing Director, Bear Stearns & Co. Inc., a financial services firm that has been the Company’s primary investment banking advisor for more than five years. The Company has engaged Bear Stearns to provide financial advisory services in fiscal 2005 and 2006 and may continue to do so in the future. Fees for financial advisory services provided by Bear Stearns in fiscal 2005 approximated $1.0 million.

Information regarding indebtedness of management is incorporated by reference to Loans to Executive Officers included in Part II, Item 11 of this Annual Report.

ITEM 14.	Principal Accounting Fees and Services.

The following is a summary of the fees billed to the Company by PricewaterhouseCoopers LLP for professional services rendered for the fiscal years ended June 30, 2005 and June 30, 2004.

Fee Category	Fiscal 2005 Fees	Fiscal 2004 Fees
Audit Fees	$5,817,270	$2,423,933
Audit-Related Fees	$1,227,830	$1,153,868
Tax Fees	$727,648	$682,300
All Other Fees	$4,791	$0
Total	$7,777,539	$4,260,101

•	Audit fees consist primarily of fees for the audit of our annual financial statements and certain broker-dealer audits and statutory audits. A substantial portion of the increase in audit-related fees in fiscal 2005 compared to fiscal 2004 relates to additional work for the restatement and audit work relating to the Sarbanes-Oxley Act of 2002.

•	Audit-Related fees consist primarily of fees for service auditor reviews (i.e., SAS 70’s), employee benefit plan audits, and accounting consultations in connection with acquisitions.

•	Tax fees consist of fees for tax compliance, tax advice and tax planning.

•	All other fees consist of fees for services other than the services described above.

The Audit Committee considered and determined that the provision of non-audit services by PricewaterhouseCoopers was compatible with maintaining the firm’s independence.

Policy on Audit Committee Pre-approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent registered public accounting firm and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules.

(a)(1)	Financial Statements

Our consolidated financial statements as of June 30, 2005 and 2004, and for each of the three years in the period ended June 30, 2005, required to be filed as part of this Annual Report on Form 10-K are listed below with their location in this report.

(a)(2)	Financial Statement Schedules

All financial statement schedules are omitted for the reason that they are either not applicable or not required, or because the information required is contained in the consolidated financial statements or notes thereto.

(a)(3)	Exhibits:

2.1
Stock Purchase Agreement dated as of September 15, 2005 by and among Open Solutions Inc., Husky Acquisition Corporation, The BISYS Group, Inc., and BISYS Inc., as previously amended on December 15, 2005, February 28, 2006 and March 3, 2006 (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Reports on Form 8-K dated September 19, 2005, December 19, 2005, February, 28, 2006 and March 8, 2006.)

3.1
Amended and Restated Certificate of Incorporation of The BISYS Group, Inc., as amended by Certificates of Amendment to Amended and Restated Certificate of Incorporation of The BISYS Group, Inc. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2001.)

3.2	Amended and Restated By-Laws of The BISYS Group, Inc. (Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K dated February 15, 2005.)

4.1
Rights Agreement, dated as of May 8, 1997 (the “Rights Agreement”), by and between The BISYS Group, Inc. and The Bank of New York, as Rights Agent (including the form of Rights Certificate as Exhibit A). (Incorporated by reference to Exhibit 2.1 of Form 8-A filed on May 8, 1997 with the SEC.)

4.2	Amendment to the Rights Agreement, dated as of August 15, 2002. (Incorporated by reference to Exhibit 4.2 of Form 8-A/A filed on September 26, 2002 with the SEC.)

4.3
Indenture, dated as of March 13, 2001, between The BISYS Group, Inc. and Chase Manhattan Trust Company, National Association, as trustee. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated March 15, 2001.)

10.1
Amended and Restated Deferred Compensation Plan, dated as of June 14, 2002. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003.)

10.2	Executive Life Insurance Plan. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998.)

10.3	The BISYS Group, Inc. Executive Officer Annual Incentive Plan. (Incorporated by reference to Exhibit C to Registrant’s proxy statement for its 1999 annual meeting of stockholders.)

10.4	The BISYS Group, Inc. 1999 Equity Participation Plan. (Incorporated by reference to Exhibit B to Registrant’s proxy statement for its 1999 annual meeting of stockholders.)

10.5	BISYS 401(k) Savings Plan. (Incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1999.)

10.6
The BISYS Group, Inc. Non-Employee Directors’ Stock Option Plan, as amended. (Incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on
Form 10-K for the fiscal year ended June 30, 1998.)

10.7	Executive Loan Agreement. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.)

10.8
Credit Agreement dated as of January 3, 2006, by and among The BISYS Group, Inc., the lenders party thereto and SunTrust Bank, as Administrative Agent. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated January 4, 2006.)

10.9	BISYS 2005 Annual Incentive Compensation Awards for Named Executive Officers (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated August 10, 2005).

10.10
Separation Agreement and General Release, dated August 12, 2005, by and between the Company and James L. Fox (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated August 10, 2005).

10.11
Form of Executive Separation Agreement entered into between the Company and its other named officers (other than the Chief Executive Officer) (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated August 10, 2005).

10.12*	Executive Separation Agreement dated February 2, 2004 entered into between the Registrant and its Chief Executive Officer, Russell Fradin.

21*	List of significant subsidiaries of The BISYS Group, Inc.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32*	Section 1350 Certifications.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The BISYS Group, Inc.
Date: April 25, 2006	By: /s/ Bruce D. Dalziel Bruce D. Dalziel Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 25th day of April, 2006.

Signature	Title
/s/ Russell P. Fradin (Russell P. Fradin)	Director, President and Chief Executive Officer (Principal Executive Officer)

/s/ Bruce D. Dalziel (Bruce D. Dalziel)	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Robert J. Casale (Robert J. Casale)	Director and Chairman of the Board

/s/ Denis A. Bovin (Denis A. Bovin)	Director

/s/ Thomas A. Cooper (Thomas A. Cooper)	Director

/s/ Richard J. Haviland (Richard J. Haviland)	Director

/s/ Paula G. McInerney (Paula G. McInerney)	Director

/s/ Joseph J. Melone (Joseph J. Melone)	Director

INDEX TO EXHIBITS FILED HEREWITH

Exhibit No.	Description
10.12	Executive Separation Agreement dated February 2, 2004 entered into between the Registrant and its Chief Executive Officer, Russell Fradin.

21	List of significant subsidiaries of The BISYS Group, Inc.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32	Section 1350 Certifications