Form 10-Q
period 2005-03-31
BISYS GROUP INC
filed 2006-05-12
CIK 883587

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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
   (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)

                  105 EISENHOWER PARKWAY, ROSELAND, NEW JERSEY
                                      07068
                    (Address of principal executive offices)
                                   (Zip Code)

                                  973-461-2500
              (Registrant's telephone number, including area code)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORT(S), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

YES       NO   X
    -----    -----

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED IN RULE 12b-2 OF THE EXCHANGE ACT).

YES   X   NO
    -----    -----

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE: ____________

AS OF MAY 4, 2006, THERE WERE 120,442,521 SHARES OF COMMON STOCK, PAR VALUE $0.02 PER SHARE, OF THE ISSUER OUTSTANDING.

                        This document contains 47 pages.

================================================================================

                              THE BISYS GROUP, INC.
                               INDEX TO FORM 10-Q

                                                                            PAGE
                                                                            ----
PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements (unaudited)

           Condensed Consolidated Statements of Income for the three and
              nine months ended March 31, 2005 and 2004                       4

           Condensed Consolidated Balance Sheets as of March 31, 2005 and
              June 30, 2004                                                   5

           Condensed Consolidated Statements of Cash Flows for the nine
              months ended March 31, 2005 and 2004                            6

           Notes to Condensed Consolidated Financial Statements               7

   Item 2. Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                      27

   Item 3. Quantitative and Qualitative Disclosures about Market Risk        37

   Item 4. Controls and Procedures                                           38

PART II. OTHER INFORMATION

   Item 1. Legal Proceedings                                                 43

   Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of
              Equity Securities                                              45

   Item 6. Exhibits                                                          45

SIGNATURES                                                                   46

EXHIBIT INDEX                                                                47

                                EXPLANATORY NOTE

This Quarterly Report on Form 10-Q provides financial and other required information for our fiscal quarter ended March 31, 2005 and reflects the restatement of our consolidated financial statements for the third fiscal quarter of 2004. We have reported revised financial statements reflecting the impact of the restatement on our consolidated financial statements for our fiscal years ended June 30, 2004 and 2003 on our Form 10-K for the fiscal year ended June 30, 2005 filed on April 26, 2006.

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

 The aggregate impact of all of the identified accounting adjustments for correction of errors on our balance sheet is a reduction of approximately $66.9 million in our stockholders' equity at December 31, 2004, the last date for which financial statements had been issued by the Company. The adjustments generally fall into the following six categories: adjustments in connection with
(1) revenue recognition issues, including recognition of revenue and deferred revenue from newly acquired customer contracts, service bureau hosting arrangements, software sales and the presentation of gross versus net revenue recognition for certain fund services activities; (2) accounting for business combinations and divestitures, including capitalization of certain acquisition costs, charges to merger and divestiture related accruals, recognition of certain merger related cash flows as revenue, recognition of divestiture related gains and operating expenses, and amortization costs for acquired intangible assets; (3) accounting for vendor rebates and other non-routine transactions, including expenses incurred in connection with legal and contractual settlements and with certain fund services marketing arrangements; (4) accounting for leases, including the recognition of escalating lease payments, the recognition of lease incentives, and the capitalization of equipment lease obligations; (5) accounting for insurance commissions payable; and (6) other miscellaneous errors. Additionally, adjustments were also recorded for the tax effects of the restatement adjustments and miscellaneous tax related errors.

The net impact of the restatement on net income was an increase of $0.3 million for the three months ended March 31, 2004 and an increase of $2.9 million for the nine months ended March 31, 2004. A detailed description of the adjustment items and tables showing the effects of the classification and restatement adjustments for prior periods are set forth in Note 13 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

We have also identified internal control deficiencies, and have suggested changes to our internal controls over financial reporting, some of which we have begun to implement and others of which we intend to implement during the course of fiscal 2006 and beyond, which are designed to remediate the deficiencies described in Item 4 of this Quarterly Report on Form 10-Q. Management has reviewed the internal control deficiencies with the Audit Committee of the Board of Directors and has advised the Audit Committee that the control deficiencies constituted material weaknesses in our internal controls over financial reporting as of March 31, 2005.

This Quarterly Report on Form 10-Q describes conditions as of March 31, 2005 and except as otherwise set forth herein, disclosures to reflect events that occurred at a later date have not been updated.

                                     PART I

                          ITEM 1. FINANCIAL STATEMENTS

                     THE BISYS GROUP, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                         Three Months Ended    Nine Months Ended
                                             March 31,             March 31,
                                     ----------------------   -------------------
                                                    2004 As               2004 As
                                          2005     Restated     2005     Restated
                                        --------   --------   --------   --------
Revenues                                $266,056   $258,310   $794,736   $734,067
                                        --------   --------   --------   --------
Operating costs and expenses:
   Service and operating                 167,650    160,178    496,937    450,665
   Selling, general and
      administrative                      41,301     37,336    123,977    112,526
   Depreciation and amortization          20,126     18,683     58,841     54,319
   Restructuring and impairment
      charges                                131      3,343      2,366     14,239
   Litigation and regulatory
      settlements                         19,394      4,301     20,641      7,149
                                        --------   --------   --------   --------
Total operating costs and expenses       248,602    223,841    702,762    638,898
                                        --------   --------   --------   --------
Operating earnings                        17,454     34,469     91,974     95,169
Interest income                              595        391      1,701        998
Interest expense                          (4,879)    (4,790)   (14,380)   (14,222)
Investment gains (losses) and other          (21)       (94)    10,223        487
                                        --------   --------   --------   --------
Income from continuing operations
   before income taxes                    13,149     29,976     89,518     82,432
Income taxes                               8,919      9,914     36,669     32,760
                                        --------   --------   --------   --------

Income from continuing operations          4,230     20,062     52,849     49,672
Loss from discontinued operations,
   net of tax                            (70,621)      (333)   (71,113)    (1,189)
                                        --------   --------   --------   --------
Net income (loss)                       $(66,391)  $ 19,729   $(18,264)  $ 48,483
                                        ========   ========   ========   ========
Basic earnings (loss) per share:
   Continuing operations                $   0.04   $   0.17   $   0.44   $   0.41
   Discontinued operations                 (0.59)        --      (0.59)     (0.01)
                                        --------   --------   --------   --------
Total basic earnings (loss) per share   $  (0.56)  $   0.16   $  (0.15)  $   0.40
                                        ========   ========   ========   ========
Diluted earnings (loss) per share:
   Continuing operations                $   0.04   $   0.17   $   0.44   $   0.41
   Discontinued operations                 (0.59)        --      (0.59)     (0.01)
                                        --------   --------   --------   --------
Total diluted earnings (loss) per
   share                                $  (0.55)  $   0.16   $  (0.15)  $   0.40
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

                     THE BISYS GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                 June 30,
                                                                    March 31,     2004 As
                                                                      2005       Restated
                                                                   ----------   ----------
ASSETS
Current assets:
   Cash and cash equivalents                                       $   86,853   $  142,726
   Restricted cash                                                     36,984       67,125
   Accounts receivable, net                                           110,965       91,065
   Insurance premiums and commissions receivable                       82,112       80,285
   Deferred tax asset                                                  43,028       29,213
   Other current assets                                                26,339       35,871
   Current assets of discontinued operations                           11,748       11,931
                                                                   ----------   ----------
      Total current assets                                            398,029      458,216
   Property and equipment, net                                         57,918       60,751
   Goodwill                                                           753,416      692,941
   Intangible assets, net                                             251,335      243,776
   Other assets                                                        26,877       30,845
   Noncurrent assets of discontinued operations                        46,717      139,226
                                                                   ----------   ----------
      Total assets                                                 $1,534,292   $1,625,755
                                                                   ==========   ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt                            $  406,657   $   12,476
   Short-term borrowings                                               10,000       66,000
   Accounts payable                                                    14,740       16,502
   Insurance premiums and commissions payable                          97,900      129,269
   Other current liabilities                                          225,012      187,283
   Current liabilities of discontinued operations                       8,835        8,743
                                                                   ----------   ----------
      Total current liabilities                                       763,144      420,273
   Long-term debt                                                      11,303      406,272
   Deferred tax liability                                              40,179       32,405
   Deferred revenues                                                   43,099       43,625
   Other liabilities                                                    6,886        4,560
   Noncurrent liabilities of discontinued operations                       --        5,083
                                                                   ----------   ----------
      Total liabilities                                               864,611      912,218
                                                                   ----------   ----------
Stockholders' equity:
   Common stock, $0.02 par value, 320,000,000 shares authorized,
      121,252,139 and 120,836,315 shares issued                         2,425        2,417
   Additional paid-in capital                                         395,922      389,484
   Retained earnings                                                  311,366      332,293
   Notes receivable from stockholders                                  (3,718)      (8,116)
   Employee benefit trust, 415,242 and 342,613 shares                  (6,558)      (5,507)
   Deferred compensation                                                6,707        5,292
   Unearned compensation - restricted stock                            (9,115)      (6,199)
   Accumulated other comprehensive income                                 443        6,337
   Treasury stock at cost, 1,891,904 and 158,559 shares               (27,791)      (2,464)
                                                                   ----------   ----------
      Total stockholders' equity                                      669,681      713,537
                                                                   ----------   ----------
      Total liabilities and stockholders' equity                   $1,534,292   $1,625,755
                                                                   ==========   ==========

    The accompanying notes are an integral part of the condensed consolidated financial statements.

                     THE BISYS GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                           Nine Months Ended
                                                                               March 31,
                                                                         ---------------------
                                                                                      2004 As
                                                                            2005      Restated
                                                                         ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                        $ (18,264)  $  48,483
Adjustment for loss from discontinued operations, net of tax                71,113       1,189
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
   Depreciation and amortization                                            58,841      54,319
   Deferred income tax provision                                             8,272      37,708
   Investment gains and other                                              (10,223)       (487)
   Other non-cash items, net                                                 3,602       2,493
Change in assets and liabilities, net of effects from acquisitions and
   divestitures                                                             23,867       8,088
Net cash provided by operating activities from discontinued operations       2,439       4,831
                                                                         ---------   ---------
Net cash provided by operating activities                                  139,647     156,624

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of businesses, net of cash acquired                            (82,638)    (52,797)
Payments related to businesses previously acquired                            (477)     (4,067)
Capital expenditures for property and equipment                             (6,972)     (6,950)
Capitalized software costs                                                 (29,521)    (30,769)
Proceeds from sale of investments                                           14,794          --
Acquired intangible assets                                                    (750)         --
Other                                                                          628       2,236
Net cash used in investing activities from discontinued operations          (1,583)     (2,750)
                                                                         ---------   ---------
Net cash used in investing activities                                     (106,519)    (95,097)

CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings, net                                                 (56,000)   (102,000)
Proceeds from long-term debt                                                    --     100,000
Payment of long-term debt                                                   (5,525)     (5,434)
Exercise of stock options                                                    4,659       6,767
Issuance of common stock                                                     5,859       5,021
Repurchases of common stock                                                (39,571)    (58,009)
Repayment of notes receivable from stockholders                              4,398       2,604
Other                                                                       (1,965)      1,802
                                                                         ---------   ---------
Net cash used in financing activities                                      (88,145)    (49,249)
Change in cash and cash equivalents                                        (55,017)     12,278
Cash and cash equivalents at beginning of period  (includes cash of
   discontinued operations of $1,394 in 2005 and $4,232 in 2004)           144,120      83,013
                                                                         ---------   ---------
Cash and cash equivalents at end of period (includes cash of
   discontinued operations of $2,250 in 2005 and $6,313 in 2004)         $  89,103   $  95,291
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

Throughout these Notes to Condensed Consolidated Financial Statements, all referenced amounts for prior periods and prior period comparisons reflect the balances and amounts on a restated basis. The Company filed its Form 10-K for the fiscal year ended June 30, 2005 on April 26, 2006 that reflects its restated financial position and results of operations for periods prior to December 31, 2004. For information on the restatement, see Note 13 - "Prior Period Restatement" to these financial statements.

1.   BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     THE COMPANY

     The BISYS Group, Inc. and subsidiaries (the "Company") provides outsourcing solutions to the financial services sector. The Investment Services group provides administration and distribution services for mutual funds, hedge funds, private equity funds, retirement plans, and other investment products. The Insurance Services group provides independent wholesale distribution of life insurance and commercial property/casualty insurance, long-term care, disability, and annuity products. The Information Services group provides information processing, imaging, and back-office services to banks, insurance companies and corporate clients.

     DISCONTINUED OPERATIONS

     On March 31, 2005, the Company announced it had approved a formal plan of disposition for its Education Services business. The Company completed the sale on April 21, 2005. In accordance with FAS No. 144 ("FAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets," the financial results of the Company's Education Services business is reported as discontinued operations for all periods presented. Accordingly, the notes to the consolidated financial statements reflect historical amounts exclusive of discontinued operations.

     BASIS OF PRESENTATION

     The condensed consolidated financial statements include the accounts of The BISYS Group, Inc. and its subsidiaries and have been prepared consistent with the accounting policies reflected in the 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission and should be read in conjunction therewith. The condensed consolidated financial statements include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to fairly state this information.

     RECLASSIFICATION

     Certain amounts reported in 2004 have been reclassified to conform to the 2005 presentation. Capitalized software costs, previously included in property and equipment, have been reclassified to intangible assets. Additionally, depreciation and amortization expense, previously included with selling, general and administrative expenses, has been combined with amortization of intangibles and presented as a separate caption on the accompanying condensed consolidated statements of income for all periods presented.

     FISCAL YEAR

     The Company's fiscal year is from July 1 to June 30. Unless otherwise stated, references to the years 2005 and 2004 relate to the fiscal years ended June 30, 2005 and 2004, respectively. References to future years also relate to the fiscal year ended June 30.

     RESTRICTED CASH

     Unremitted insurance premiums are held in a fiduciary capacity and approximated $37.0 million and $67.1 million at March 31, 2005 and June 30, 2004, respectively. The period for which the Company holds such funds is dependent upon the date the agent or broker remits the payment of the premium to the Company and the date the Company is required to forward such payment to the insurer.

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

     DERIVATIVE FINANCIAL INSTRUMENTS

     The Company conducts a portion of its business internationally exposing earnings, cash flows and financial position to foreign currency risks. The majority of these risks are associated with transactions denominated in currencies other than the Company's functional currency. The Company's policy on foreign currency risk is to minimize these risks whenever possible, supplemented with foreign currency forward contracts.

     INVESTMENTS

     Management determines the appropriate classification of investments in equity securities at the time of purchase. Marketable equity securities available for sale are carried at market value based upon quoted market prices. Unrealized gains or losses on available for sale securities are accumulated as an adjustment to stockholders' equity, net of related deferred income taxes. Realized gains or losses are computed based on specific identification of the securities sold. During the nine months ended March 31, 2005, proceeds from securities sold approximated $14.8 million and realized gains of $9.8 million were recognized.

     LEASES

     The Company leases facilities and equipment used in its operations, some of which are required to be capitalized in accordance with FAS No. 13, "Accounting for Leases" ("FAS 13"). FAS 13 requires the capitalization of leases meeting certain criteria, with the related asset being recorded in property, plant and equipment subject to amortization and an offsetting amount recorded as a liability.

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

     The provision for income taxes of $8.9 million and $9.9 million for the three months ended March 31, 2005 and 2004, respectively, represent an effective tax rate of 67.8% in 2005 and 33.1% in 2004. For the three months ended March 31, 2005, the effective tax rate was impacted by the $10.0 million nondeductible portion of an estimated regulatory settlement. Excluding the impact of this settlement, the effective tax rate in 2005 was 37.0%. For the three months ended March 31, 2004, the effective tax rate was lower than 37.0% primarily due to a state tax valuation allowance adjustment.

     The provision for income taxes of $36.7 million and $32.8 million for the nine months ended March 31, 2005 and 2004, respectively, represent an effective tax rate of 41.0% in 2005 and 39.7% in 2004. For the nine months ended March 31, 2005, the effective tax rate was impacted by the $10.0 million nondeductible portion of an estimated regulatory settlement. Excluding the impact of this settlement, the effective tax rate in 2005 was 36.4%. For the nine months ended March 31, 2004, the effective tax rate was impacted by the write-off of $3.2 million of net deferred tax assets associated with tax loss carryforwards and goodwill arising from the European mutual fund services operations that were not expected to be realized. Excluding the impact of this write-off, the effective tax rate was 35.8%.

     STOCK-BASED COMPENSATION

     The Company accounts for its stock option, restricted stock and stock purchase plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under the applicable provisions of APB 25, compensation expense has been recorded for restricted stock awards, and no expense has been recorded for the Company's other stock-based plans. The following table presents the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of FAS 123, "Accounting for Stock-Based Compensation":

                                          Three Months Ended     Nine Months Ended
                                              March 31,              March 31,
                                         -------------------   --------------------
                                                     2004 As               2004 As
                                           2005     Restated     2005      Restated
                                         --------   --------   --------   ---------
Net income (loss), as reported           $(66,391)   $19,729   $(18,264)   $ 48,483
Add: Stock-based employee compensation
   expense included in reported net
   income, net of related tax effects         529        454      1,695         917
Deduct: Total stock-based employee
   compensation expense determined
   under fair value based method, net
   of related tax effects                  (3,774)    (4,352)   (12,925)    (12,449)
                                         --------    -------   --------    --------
Pro forma net income (loss)              $(69,636)   $15,831   $(29,494)   $ 36,951
                                         ========    =======   ========    ========
Earnings (loss) per share:
   Basic, as reported                    $  (0.56)   $  0.16   $  (0.15)   $   0.40
                                         ========    =======   ========    ========
   Basic, pro forma                      $  (0.58)   $  0.13   $  (0.25)   $   0.31
                                         ========    =======   ========    ========
   Diluted, as reported                  $  (0.55)   $  0.16   $  (0.15)   $   0.40
                                         ========    =======   ========    ========
   Diluted, pro forma                    $  (0.59)   $  0.13   $  (0.25)   $   0.31
                                         ========    =======   ========    ========

     NEW ACCOUNTING PRONOUNCEMENTS

     In December 2004, the Financial Accounting Standards Board ("FASB") issued FAS 123R, "Share-Based Payment." FAS 123R establishes standards for accounting for transactions in which an entity exchanges its equity instruments for goods or services. FAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. FAS 123R requires that the fair value of such equity instruments be recognized as expense in the financial statements as services are performed. Prior to FAS 123R, only the pro forma disclosures of fair value were required. FAS 123R is effective for the Company's first quarter of 2006. The Company will adopt FAS 123R effective July 1, 2005 utilizing the modified prospective application transition method and the Black-Scholes option pricing model that are permitted under the new standard. The estimated impact of adopting FAS 123R on results of operations for 2006, based on options outstanding at June 30, 2005, is an increase to the compensation expense of approximately $2.2 million, after tax.

     In December 2004, the FASB issued FAS No. 153, "Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29" ("FAS 153"). FAS 153 amends Accounting Principles Board Opinion No. 29, "Accounting for Nonmonetary Transactions" ("APB 29"). The amendments made by FAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have "commercial substance." Previously, APB 29 required that the accounting for an exchange of a productive asset for a similar productive asset, or an equivalent interest in the same or similar productive asset, should be based on the recorded amount of the asset relinquished. The provisions of FAS 153 will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, and there is no expected impact on the Company's consolidated financial statements.

     In May 2005, the FASB issued FAS No. 154, "Accounting for Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3" ("FAS 154"). FAS 154 requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 (the Company's fiscal 2007).

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

3.   COMPREHENSIVE INCOME (LOSS)

     The components of comprehensive income (loss) are as follows:

                                              Three Months Ended    Nine Months Ended
                                                  March 31,             March 31,
                                             -------------------   -------------------
                                                         2004 As               2004 As
                                               2005     Restated     2005     Restated
                                             --------   --------   --------   --------
Net income (loss)                            $(66,391)   $19,729   $(18,264)   $48,483
Unrealized gain on investments, net of tax         28      1,635         57      4,773
Reclassification adjustment for gains
   included in net income, net of tax              (9)        --     (5,826)        --
Unrealized gain on foreign currency
   exchange contracts                               1         --          1         --
Foreign currency translation adjustment           (25)       387       (127)     1,004
                                             --------    -------   --------    -------
   Total comprehensive income (loss)         $(66,396)   $21,751   $(24,159)   $54,260
                                             ========    =======   ========    =======

4.   PER SHARE DATA

     Amounts utilized in per share computations for the three and nine months ended March 31, 2005 and 2004 are as follows:

                                             Three Months Ended    Nine Months Ended
                                                  March 31,            March 31,
                                             ------------------   -------------------
                                                        2004 As              2004 As
                                               2005    Restated     2005    Restated
                                             -------   --------   -------   --------
Weighted average common shares
   outstanding                               119,457    120,217   119,685    119,774
Assumed conversion of common shares
   issuable under stock-based compensation
   plans                                         789      1,293       906      1,406
                                             -------    -------   -------    -------
Weighted average common and common
   equivalent shares outstanding             120,246    121,510   120,591    121,180
                                             =======    =======   =======    =======

     The effect of the assumed conversion of the convertible subordinated notes into common stock would be antidilutive and therefore is excluded from the computation of diluted earnings per share.

     Certain stock options were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of common shares during the period:

                                          Three Months Ended                    Nine Months Ended
                                              March 31,                             March 31,
                                 -----------------------------------   -----------------------------------
                                                          2004                                  2004
                                       2005            As Restated           2005            As Restated
                                 ----------------   ----------------   ----------------   ----------------
Number of options excluded             8,916              7,269              8,916              7,396
Option price per share           $15.16 to $35.30   $16.89 to $35.30   $15.16 to $35.30   $16.70 to $35.30
Average market price of common
   shares for the period              $15.09             $16.83             $14.74             $16.28

5.   RESTRUCTURING AND IMPAIRMENT CHARGES

     FISCAL 2005

     During the three and nine months ended March 31, 2005, the Company recorded pre-tax restructuring and impairment charges of $0.1 million and $2.4 million, respectively, as follows:

                                                Three Months Ended   Nine Months Ended
                                                  March 31, 2005       March 31, 2005
                                                ------------------   -----------------
Restructuring charges                                  $131                $1,341
Impairment charges                                       --                 1,025
                                                       ----                ------
   Total restructuring and impairment charges          $131                $2,366
                                                       ====                ======

     Restructuring charges of $1.3 million during the nine months ended March 31, 2005 were related to the completion of the restructuring of the European mutual fund services operations and were comprised of severance totaling $0.2 million and lease termination costs of $1.2 million, offset by reversals and currency translation gains of $0.1 million. The following summarizes activity with respect to the Company's restructuring activities for the nine months ended March 31, 2005:

Restructuring accrual at June 30, 2004   $3,848
                                         ------
Expense provision:
   Employee severance                       255
   Facility closure and other             1,086
                                         ------
      Total                               1,341
                                         ------
Cash payments and other                   3,630
                                         ------
Remaining accrual at March 31, 2005:
   Employee severance                        70
   Facility closure                       1,489
                                         ------
      Total                              $1,559
                                         ======

     The Company recorded asset impairment charges of $1.0 million during the nine months ended March 31, 2005 related to other than temporary declines in the value of memberships in the New York and Boston stock exchanges included in other assets on the accompanying condensed consolidated balance sheets.

     FISCAL 2004

     During the three and nine months ended March 31, 2004, the Company recorded pre-tax restructuring and impairment charges of $3.3 million and $14.2 million, respectively, as follows:

                                                Three Months Ended   Nine Months Ended
                                                  March 31, 2004       March 31, 2004
                                                    As Restated         As Restated
                                                ------------------   -----------------
Restructuring charges                                 $2,154              $ 8,690
Impairment charges                                     1,189                5,549
                                                      ------              -------
   Total restructuring and impairment charges         $3,343              $14,239
                                                      ======              =======

     The charges relate to the integration, consolidation, and reorganization of certain business operations, particularly in the Company's European Fund Services division and the Insurance Services group, and the recording of estimated amounts for litigation expenses and contractual disputes.

     Restructuring charges of $8.7 million during the nine months ended March 31, 2004 were comprised of severance totaling $6.6 million and lease termination and other costs of $2.1 million. Severance charges resulted from the termination or planned termination of approximately 300 employees representing all levels of staffing.

     The Company recorded asset impairment charges of $5.5 million during the nine months ended March 31, 2004, consisting primarily of the following items:

          - a $3.9 million charge in the Investment Services segment for the impairment of an intangible asset and other long-lived assets as a result of the Company's plan to restructure its European mutual fund services operations and to exit certain European locations during the calendar year 2004 following the acquisition of two of the Company's significant customers by acquirers with existing fund services capabilities; and

          - a $1.2 million charge in the Insurance Services segment for impairment of a customer-related intangible asset deemed to be no longer recoverable from related future cash flows.

     The Company also recorded an additional tax valuation allowance of $3.2 million for deferred tax assets associated with tax loss carryforwards arising from the European mutual fund services operations as the Company determined the deferred tax assets will not be realized.

6.   LITIGATION AND REGULATORY INVESTIGATIONS

     LITIGATION

     Following the Company's May 17, 2004 announcement regarding the restatement of its financial results for the years ended June 30, 2003, 2002 and 2001 and for the quarters ended December 31 and September 30, 2003 (the "2004 restatement"), seven putative class action and two derivative lawsuits were filed against the Company and certain of its current and former officers in the United States District Court for the Southern District of New York. By order of the Court, all but one of the putative class actions have been consolidated into a single action, and on October 25, 2004, plaintiffs filed a consolidated amended complaint. The complaint purports to be brought on behalf of all shareholders who purchased the Company's securities between October 23, 2000 and May 17, 2004 and generally asserts that the Company, certain of its officers and its independent registered public accounting firm allegedly violated the federal securities laws in connection with the purported issuance of false and misleading information concerning the Company's financial condition. The complaint seeks damages in an unspecified amount as well as unspecified equitable/injunctive relief. On December 23, 2004, the Company, the individual defendants and the Company's independent registered public accounting firm filed separate motions to dismiss the complaint. On October 28, 2005, the Court dismissed certain claims under the Securities Exchange Act of 1934 as to six of the individual defendants, narrowed certain additional claims against the Company and the individual defendants, and dismissed all claims as to the Company's independent registered public accounting firm. The Court denied the motions to dismiss in all other respects. The Court granted leave for plaintiffs to file on or before November 14, 2005, an amended complaint addressing the scienter of the individual defendants and the independent registered public accounting firm.

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

     The derivative complaints purport to be brought on behalf of the Company and generally assert that certain officers and directors are liable for alleged breaches of fiduciary duties, abuse of control, gross mismanagement, waste, and unjust enrichment that purportedly occurred between October 23, 2000 and the present. The derivative complaints seek disgorgement, constructive trust, and damages in an unspecified amount. The Court has ordered that the derivative actions be consolidated into a single action. On November 24, 2004, plaintiffs filed a consolidated amended complaint. On January 24, 2005, the Company and the individual defendants filed separate motions to dismiss the complaint. On October 31, 2005, the Court granted defendants' motions, dismissing on the merits plaintiffs' claim under Section 304 of the Sarbanes-Oxley Act of 2002 on the grounds that it does not create a private right of action upon which plaintiffs may sue. Having so ruled, the Court also dismissed plaintiffs' state law claims on the ground that it lacked subject matter jurisdiction over them.

     The Company intends to defend itself vigorously against these claims but is unable to determine the ultimate outcome.

     The Life Insurance division is involved in litigation with a West Coast-based distributor of life insurance products, with which the Company had a former business relationship. The Company intends to continue to vigorously defend the claims asserted and has asserted a number of counterclaims. The Company believes that it has adequate defenses against claims arising in such litigation and that the outcome of this matter will not have a material adverse effect upon the Company's financial position, results of operations or cash flows.

     Additionally, during the three months ended March 31, 2004, the Company recorded a charge of $4.0 million in the Life Insurance division related to an anticipated resolution with certain third parties arising from contractual disputes over the obligations of the parties.

     REGULATORY INVESTIGATIONS

     The Company notified the SEC in May 2004 that it would restate certain prior period financial statements, and subsequently, the SEC advised the Company that it was conducting an investigation into the facts and circumstances related to this restatement. On May 17, 2004, the Company announced that it would restate its financial results for the fiscal years ended June 30, 2003, 2002, and 2001 and for the quarters ended December 31 and September 30, 2003 (the "2004 restatement") in order to record adjustments for correction of errors resulting from various accounting matters in the Life Insurance Services division. An amended Annual Report on Form 10-K for the fiscal year ended June 30, 2003 was filed with the SEC on August 10, 2004 along with amended Quarterly Reports on Form 10-Q for the quarters ended December 31 and September 30, 2003 to reflect the restated financial results. In July 2005, the Company determined that an additional restatement of previously issued financial statements was necessary, and the SEC's investigation has been expanded to include the 2005 restatement. The investigation is ongoing. The Company understands that representatives of the United States Attorney's Office for the Southern District of New York have attended interviews that have taken place. The Company has cooperated and intends to continue to cooperate with the SEC's investigation, which has resulted and will likely continue to result in significant expenses. The Company cannot predict when the SEC will conclude its investigation or the outcome or impact thereof.

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

     BFS has submitted an offer of settlement to the SEC, which has the support of the SEC Staff. If accepted by the Commission, the proposed settlement would resolve the issues with respect to all fund support arrangements that the Company has disclosed to the Staff. The offer of settlement provides for the simultaneous initiation and settlement of an administrative proceeding through the entry of an administrative order. The order would set forth the SEC's findings that BFS aided and abetted violations of Sections 206(1) and 206(2) of the Investment Advisers Act, Section 34(b) of the Investment Company Act and SEC Rule 12(b)-1. These rules and regulations prohibit investment advisers from employing any device, scheme or artifice to defraud and from engaging in any course of business that would operate as a fraud, prohibit untrue statements or omissions of material facts in certain documents filed with the SEC, and regulate the circumstances under which open-end mutual funds may participate in the distribution of the securities that they issue. Without admitting or denying the SEC's findings, BFS would consent to cease and desist from aiding and abetting or causing any violations of the referenced provisions of the federal securities laws and related SEC rules. The order would also require disgorgement and payment of prejudgment interest and a penalty, as well as certain undertakings by BFS. The Staff has not yet presented the offer of settlement to the Commission for approval and no assurance can be given that such approval will be granted. The Company is continuing to cooperate with the SEC in this matter.

     The Company has established an estimated liability of $20.8 million at March 31, 2005, representing expected amounts to be paid as part of a settlement. The $20.8 million expected settlement amount is comprised of an estimated $9.7 million disgorgement recognized as a reduction to revenues, and an estimated fine of $10 million and prejudgment interest of $1.1 million recognized as an operating expense during the three months ended March 31, 2005.

     The Company recorded the following amounts related to estimated settlement costs and legal fees in connection with the aforementioned litigation and investigatory matters for the three and nine months ended March 31, 2005 and 2004:

                                  Three Months Ended    Nine Months Ended
                                       March 31,            March 31,
                                  ------------------   ------------------
                                             2004 As              2004 As
                                    2005    Restated     2005    Restated
                                  -------   --------   -------   --------
Litigation matters                $ 8,308    $4,301    $ 9,555    $7,149
Regulatory settlement
   ($20,785 net of disgorgement
   portion of $9,699)              11,086        --     11,086        --
                                  -------    ------    -------    ------
                                  $19,394    $4,301    $20,641    $7,149
                                  =======    ======    =======    ======

7.   GOODWILL AND INTANGIBLE ASSETS

     GOODWILL

     The changes in carrying amount of goodwill by business segment for the nine months ended March 31, 2005 were as follows:

                                       Investment   Insurance   Information
                                        Services     Services     Services      Total
                                       ----------   ---------   -----------   --------
Balance, June 30, 2004, as restated     $302,020     $355,975     $34,946     $692,941
Additions                                 60,924           --          --       60,924
Dispositions                                             (119)         --         (119)
Adjustments to previous acquisitions          --         (330)         --         (330)
                                        --------     --------     -------     --------
Balance, March 31, 2005                 $362,944     $355,526     $34,946     $753,416
                                        ========     ========     =======     ========

     INTANGIBLE ASSETS

     At March 31, 2005, intangible assets were comprised of the following:

                        Gross Carrying    Accumulated   Net Book
                            Amount       Amortization     Value
                        --------------   ------------   --------
Capitalized software       $200,448        $(100,369)   $100,079
Customer related            188,835          (52,552)    136,283
Noncompete agreements        24,299          (13,625)     10,674
Other                         9,095           (4,796)      4,299
                           --------        ----------   --------
   Total                   $422,677        $(171,342)   $251,335
                           ========        ==========   ========

     At June 30, 2004, intangible assets were comprised of the following:

                        Gross Carrying    Accumulated
                            Amount       Amortization   Net Book Value
                          As Restated     As Restated     As Restated
                        --------------   ------------   --------------
Capitalized software       $180,067        $ (84,815)      $ 95,252
Customer related            172,839          (41,343)       131,496
Noncompete agreements        22,560          (10,645)        11,915
Other                         9,095           (3,982)         5,113
                           --------        ---------       --------
   Total                   $384,561        $(140,785)      $243,776
                           ========        =========       ========

     All of the Company's intangible assets are subject to amortization. Amortization expense for intangible assets was $14.9 million and $43.4 million for the three and nine months ended March 31, 2005 and $52.7 million for the year ended June 30, 2004. Estimated annual amortization expense is $58.4 million in 2005, $57.3 million in 2006, $50.3 million in 2007, $43.4 million in 2008, and $34.3 million in 2009.

8.   BORROWINGS

     In March 2004, the Company entered into a four-year senior unsecured credit facility with a syndicate of lenders (the "2004 facility"). The 2004 facility initially contained a $300 million revolving line of credit facility and a $100 million term loan that was created to support working capital requirements, repurchases of the Company's common stock, and the funding of acquisitions. The revolving facility was reduced to $150 million in September 2005 and a portion of the $100 million term loan was prepaid pursuant to an agreement with the lenders. The balance of the term loan was repaid in full in December 2005.

     Outstanding borrowings under the 2004 facility bore interest at prime or, at the Company's option, LIBOR plus a margin. The credit agreement required the Company to pay an annual facility fee of 0.30% on the total revolving credit commitment. The facility was guaranteed by certain subsidiaries of The BISYS Group, Inc. The Company could borrow under the revolving credit facility through March 2008 up to $300 million, reduced by any outstanding letters of credit ($2.8 million at March 31, 2005). The $100 million term loan had quarterly principal payments commencing on June 30, 2005 with a final maturity of March 31, 2008. Interest was payable quarterly for prime rate borrowings or at maturity for LIBOR borrowings, which range from 30 to 180 days. At March 31, 2005, the weighted average interest rate of the credit facility borrowings was 3.85%.

     The credit agreement required the Company to maintain certain financial covenants and limits the Company's ability to incur future indebtedness and to pay dividends. As of March 31, 2005, no amounts were permitted for the payment of cash dividends. In May 2005, a default occurred under the 2004 facility due to the Company's failure to timely file its Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 and its failure to deliver the related compliance certificate for such fiscal quarter. On June 14, 2005, the Company obtained a consent and waiver from the lenders under the 2004 facility, which extended the cure period arising from these defaults to August 1, 2005. As a condition of the waiver, additional borrowings under the revolving line of credit were not permitted until the default was cured. After obtaining additional consents and waivers from the lenders subsequent to June 30, 2005, the 2004 facility was eventually terminated by the Company in January 2006 and replaced with a new interim credit facility (see "Establishment of New Credit Facility" below).

     In March 2001, the Company issued $300 million of convertible subordinated notes (the "Notes") due March 15, 2006. The Notes bore interest at 4% and required semi- annual interest payments. The Notes were convertible at any time at the option of the holder into shares of the Company's common stock at a conversion price of $33.39 per share, subject to adjustment under certain conditions. In March 2006, the Company used the net proceeds from the sale of the Information Services segment for the repayment of the Notes (see Note 14 - "Subsequent Events").

     Debt outstanding at March 31, 2005 and June 30, 2004 is as follows:

                                               March      June
                                             31, 2005   30, 2004
                                             --------   --------
Senior credit facility, term loan, at a
   rate of 3.875% and 2.625%, respectively   $100,000   $100,000
Senior credit facility, revolving line
   of credit, at a rate of 3.613% and
   2.275%, respectively                        10,000     66,000
Convertible subordinated 4% notes             300,000    300,000
Capital lease obligations                      17,960     18,748
                                             --------   --------
                                              427,960    484,748
Less amounts due within one year              416,657     78,476
                                             --------   --------
Long-term debt                               $ 11,303   $406,272
                                             ========   ========

     ESTABLISHMENT OF NEW CREDIT FACILITY

     In January 2006, the Company entered into a Credit Agreement with a syndicate of lenders, providing for (i) an interim revolving credit facility in an aggregate amount of up to $100 million (the "Revolver") and
     (ii) an interim term loan in an aggregate amount of up to $300 million (the "Term Loan"; together with the Revolver, the "Interim Facility"). The maturity date of the Interim Facility is January 2, 2007. The proceeds of the Revolver may be used for working capital and other corporate purposes. The Term Loan commitment was subsequently cancelled since the proceeds were no longer required to repay the $300 million of Notes.

     The Interim Facility bears interest at (i) a base rate equal to the higher of the bank's prime lending rate or the applicable federal funds rate plus 0.5%, or (ii) at an applicable margin above the Eurodollar rate. The amount of the applicable margin is 1.25%, and the commitment fee on the unborrowed funds available under the Revolver is 0.25%.

     The loans under the Interim Facility are guaranteed by certain of the Company's significant subsidiaries. As of the date of this filing there were no balances outstanding on the Revolver and the Term Loan commitment has been terminated. The Credit Agreement contains various representations, warranties and covenants generally consistent with the 2004 credit facility. Financial covenants require the Company to meet certain financial tests on an on-going basis, including minimum net worth, minimum fixed charge coverage ratio, and total leverage ratio, based upon its consolidated financial results.

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

9.   DERIVATIVE FINANCIAL INSTRUMENTS

     During the third quarter of fiscal 2005, the Company entered into foreign currency forward contracts to manage risks associated with fluctuations in foreign currency exchange rates related to specifically identified operating expenses. The contracts, totaling $3.1 million in notional value, require the Company to purchase currencies at specified rates over the next eight months. The instruments are accounted for as foreign currency cash flow hedges of specifically identified euro-denominated operating expenses. Changes in the fair value of these instruments are carried in other comprehensive income and are reclassified to service and operating expenses when the underlying hedged operating expenses are recognized.

10.  SEGMENT INFORMATION

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

     Summarized financial information by business segment and for corporate operations for the three and nine months ended March 31, 2005 and 2004 is presented below. Measures used to assess segment performance include revenues and operating earnings, exclusive of restructuring and impairment charges and litigation and regulatory settlements. Segment operating earnings exclude restructuring and impairment charges and litigation and regulatory settlements for specific matters described in Note 6 since they are not allocated to the segments for internal evaluation purposes. While these items are identifiable to the business segments, they are not included in the measurement of segment operating earnings provided to the chief operating decision maker for purposes of assessing segment performance and decision making with respect to resource allocation. Legal expenses for other litigation matters arising in the normal course of business are included with operating earnings of the reportable segments and corporate.

                                          Three Months Ended    Nine Months Ended
                                              March 31,             March 31,
                                         -------------------   -------------------
                                                     2004 As               2004 As
                                           2005     Restated     2005     Restated
                                         --------   --------   --------   --------
Revenues:
Investment Services                      $161,167   $148,551   $463,067   $413,649
Insurance Services                         60,911     53,355    181,885    153,835
Information Services                       53,677     56,404    159,483    166,583
                                         --------   --------   --------   --------
   Total                                  275,755    258,310    804,435    734,067
Less: Disgorgement portion of
   estimated regulatory settlement
   reflected as a reduction to revenue     (9,699)        --     (9,699)        --
                                         --------   --------   --------   --------
   Total consolidated revenues           $266,056   $258,310   $794,736   $734,067
                                         ========   ========   ========   ========
Operating earnings for reportable
   segments:
Investment Services                      $ 22,630   $ 17,908   $ 61,270   $ 50,160
Insurance Services                         17,704     12,367     47,850     37,337
Information Services                       12,334     17,175     36,064     46,665
                                         --------   --------   --------   --------
   Total                                 $ 52,668   $ 47,450   $145,184   $134,162
                                         --------   --------   --------   --------
Corporate expenses                         (5,990)    (5,337)   (20,504)   (17,605)
Less: Disgorgement portion of
   estimated regulatory settlement
   reflected as a reduction to revenue     (9,699)        --     (9,699)        --
Restructuring and impairment charges
   (reversals):
Investment Services                      $    131   $  1,708   $  2,371   $  8,114
Insurance Services                             --      1,648         --      4,701
Information Services                           --        (26)        --        471
Corporate                                      --         13         (5)       953
                                         --------   --------   --------   --------
   Total restructuring and
      impairment charges                 $    131   $  3,343   $  2,366   $ 14,239
                                         --------   --------   --------   --------
Litigation and regulatory
   settlements (reversals):
   Investment Services                   $ 11,086   $     --   $ 11,086   $     --
   Insurance Services                         (13)     4,000       (713)     4,000
   Corporate                                8,321        301     10,268      3,149
                                         --------   --------   --------   --------
      Total litigation and regulatory
         settlements                     $ 19,394   $  4,301   $ 20,641   $  7,149
                                         --------   --------   --------   --------
      Total consolidated operating
         earnings                        $ 17,454   $ 34,469   $ 91,974   $ 95,169
                                         ========   ========   ========   ========

11.  BUSINESS COMBINATIONS

     On January 7, 2005, the Company acquired RK Consulting, a New Jersey-based provider of investment fund administration services to the hedge fund and private equity industries. The acquisition of RK Consulting complemented and expanded the Company's existing hedge fund and private equity businesses. The Company purchased the assets of RK Consulting for cash consideration of approximately $83 million. Proforma information has not been presented due to the lack of materiality. The operations of the acquired company are included in the consolidated financial statements since the date of acquisition.

     The fair value of assets acquired and liabilities assumed, including transaction fees and expenses, for RK Consulting was as follows:

Goodwill              $60,545
Intangible assets      21,039
Other assets            1,560
Liabilities assumed      (506)
                      -------
Net cash paid         $82,638
                      =======

     The acquired intangible assets of $21.0 million have a weighted average useful life of approximately 9.4 years and include a customer-related intangibles of $18.5 million (10-year weighted average useful life), non-compete agreements of $1.7 million (5-year weighted average useful life), and capitalized software of $0.8 million (5-year weighted average useful life). Of the total amount of goodwill assigned of $60.5 million, approximately $58.0 million is expected to be deductible for tax purposes.

12.  DISCONTINUED OPERATIONS

     On April 21, 2005, the Company completed the sale of its Education Services business to Kaplan Professional, a division of Kaplan, Inc. ("Kaplan"). Kaplan acquired all of the outstanding shares of BISYS Education Services Inc., a subsidiary of The BISYS Group, Inc., for approximately $51 million in cash, payable at closing. The company did not realize a material gain or loss as a result of this transaction.

     The assets and liabilities, results of operations and cash flows of the Education Services business have been accounted for as discontinued operations for all periods presented in the accompanying condensed consolidated financial statements.

     Financial information for discontinued operations is summarized below:

                                                   Three months      Nine months ended
                                                 ended March 31,         March 31,
                                                -----------------   ------------------
                                                  2005      2004      2005       2004
                                                --------   ------   --------   -------
Revenues                                        $ 10,801   $9,657   $ 31,999   $29,484
                                                --------   ------   --------   -------
Loss before income taxes                         (86,265)    (564)   (86,931)   (2,054)
Applicable income taxes                          (15,644)    (231)   (15,818)     (865)
                                                --------   ------   --------   -------
Loss from discontinued operations, net of tax   $(70,621)  $ (333)  $(71,113)  $(1,189)
                                                ========   ======   ========   =======

     Loss from discontinued operations, net of tax, for the three and nine months ended March 31, 2005 includes a pretax non-cash goodwill impairment charge of $86.5 million based upon completion of an impairment analysis conducted by the Company in connection with the adoption of a formal plan of disposition of the Education Services business by the Board of Directors in March 2005.

     Major classes of assets and liabilities of the Education Services business accounted for as discontinued operations in the accompanying condensed consolidated balance sheet at March 31, 2005 and June 30, 2004 were as follows:

                                                    March    June 30,
                                                  31, 2005     2004
                                                  --------   --------
Cash                                               $ 2,250   $  1,394
Accounts receivable                                  5,822      5,213
Other current assets                                 3,676      5,324
                                                   -------   --------
   Total current assets                             11,748     11,931
Property and equipment                               1,914      2,101
Goodwill and intangible assets                      44,645    135,751
Other assets                                           158      1,374
                                                   -------   --------
   Total assets of discontinued operations         $58,465   $151,157
                                                   =======   ========
Current liabilities                                $ 8,835   $  8,743
Other liabilities                                       --      5,083
                                                   -------   --------
   Total liabilities of discontinued operations    $ 8,835   $ 13,826
                                                   =======   ========

13.  PRIOR PERIOD RESTATEMENT

     Prior to the issuance of the March 31, 2005 interim financial statements, the Company determined that it was necessary to restate previously issued financial statements to record adjustments for correction of errors resulting from various accounting matters described below. The restatement arose from an internal investigation initiated by the Audit Committee of the Company's Board of Directors in April 2005 to gain a full understanding of the facts and circumstances surrounding certain arrangements between the Company and advisers of certain U.S. mutual funds. As the investigation evolved, the Audit Committee, with the assistance of independent counsel and forensic accountants, broadened the focus of its review to include accounting transactions across all lines of business as well as the facts giving rise to the restatement described herein and the Company's accounting policies and procedures related thereto. The investigation included an extensive review of the Company's accounting policies, accounting records, supporting documentation and e-mail communications, as well as interviews with numerous current and former employees. As a result of this investigation, various matters were identified that required the restatement of prior period financial statements. Certain of the restatement adjustments related to entries which the Company believed were prepared in accordance with Generally Accepted Accounting Principles
     (GAAP), but which were subsequently determined to be errors. In addition, as a result of the investigation and the restatement of the Company's consolidated financial statements, control deficiencies in the Company's internal control over financial reporting were identified. The investigation indicated that certain individuals who were part of the Company's former management failed to set an effective tone to communicate appropriate ethical standards and financial reporting integrity, which contributed to ineffective controls that failed to detect certain accounting errors and failed to prevent the improper override of controls in certain other instances, which allowed inappropriate accounting under their supervision. While the investigation concluded that current management has established an effective culture and tone necessary to support its control environment, this deficiency was a significant contributing factor to the restatement.

     The Company has restated its financial results for the fiscal years ended June 30, 2004 and 2003, each of the first two quarters in fiscal 2005 and all quarters in fiscal 2004. The adjustments generally fall into the following six categories: adjustments in connection with (1) revenue recognition issues, including recognition of revenue and deferred revenue from newly acquired customer contracts, service bureau hosting arrangements, software sales and the presentation of gross versus net revenue recognition for certain fund services activities; (2) accounting for business combinations and divestitures, including capitalization of certain acquisition costs, charges to merger and divestiture related accruals, recognition of certain merger related cash flows as revenue, recognition of divestiture related gains and operating expenses, and amortization costs for acquired intangible assets; (3) accounting for vendor rebates and other non-routine transactions, including expenses incurred in connection with legal and contractual settlements and with certain fund services marketing arrangements; (4) accounting for leases, including the recognition of escalating lease payments, the recognition of lease incentives, and the capitalization of equipment lease obligations;
     (5) accounting for insurance commissions payable; and (6) other miscellaneous errors. Additionally, adjustments were also recorded for the tax effects of the restatement adjustments and miscellaneous tax related errors. The net impact of the restatement on net income for each of the relevant periods is set forth below:

                                               Six
                                             months
                                              ended
                                            December        Years Ended June 30,
                                               31,     -----------------------------
                                              2004       2004      2003     Pre-2003     Total
                                            --------   -------   --------   --------   ---------
Net income, as previously reported           $43,606   $63,580   $ 98,243
                                             -------   -------   --------
Pretax restatement adjustments:
   Revenue recognition issues                  2,435     7,753    (18,918)  $(46,430)  $ (55,160)
   Business combinations and divestitures       (836)   (5,765)    (6,636)   (22,562)    (35,799)
   Vendor rebates and other non-routine
      transactions                             3,035     4,728     (4,299)    (8,842)     (5,378)
   Leases                                       (408)   (1,872)    (1,019)    (4,977)     (8,276)
   Insurance commissions payable               1,957    (2,541)      (489)      (455)     (1,528)
   Other miscellaneous                           847     3,453     (1,285)    (5,593)     (2,578)
                                             -------   -------   --------   --------   ---------
Total pretax restatement adjustments           7,030     5,756    (32,646)   (88,859)   (108,719)
Tax effect of restatement adjustments          2,509     2,361    (11,687)   (31,822)    (38,639)
Restatement adjustments for tax matters           --    (3,156)        --         --      (3,156)
                                             -------   -------   --------   --------   ---------
Effect of net restatement adjustments          4,521     6,551    (20,959)  $(57,037)  $ (66,924)
                                             -------   -------   --------   ========   =========
Net income, as restated                      $48,127   $70,131   $ 77,284
                                             =======   =======   ========

     Based upon its investigation and analysis, the Company identified accounting adjustments resulting in a reduction of approximately $66.9 million in stockholders' equity at December 31, 2004. The restatement of the consolidated financial statements principally consists of adjustments relating to the items set forth below.

     1.   Revenue recognition issues

          - Revenues were incorrectly recognized for certain up front fees, primarily conversion-related fees, received in connection with newly acquired customer contracts and relationships, and up front fees charged in connection with service bureau hosting arrangements. Additionally, software sales were incorrectly recognized upon delivery and the revenue on certain distribution and marketing activities within the fund services division were incorrectly recognized on a gross versus net of related expense basis.

          - Pretax adjustments resulting in a reduction of approximately $55.2 million in stockholders' equity at December 31, 2004 were made to recognize such up front fees either as a reduction in purchase price or to defer such fees over the estimated life of the related agreement or customer, depending on the nature of the transaction, or delay recognition of the undelivered elements of software sales until the fair value of the undelivered element is determined or ultimately delivered. Additionally, adjustments were made to correctly recognize revenue and expense on a gross basis for certain fund services activities in which the Company was determined to be the principal and on a net basis when the Company was determined to be acting as agent.

     2.   Accounting for business combinations and divestitures

          - Certain costs associated with business acquisitions were incorrectly capitalized in periods in which they should have been expensed, certain costs not related to these transactions were incorrectly charged to merger and divestiture related accruals, and certain costs for acquired intangible assets were incorrectly amortized on a straight line basis. In addition, certain cash flows that were received subsequent to the acquisition should have been recognized as receivables in connection with the acquisition and were incorrectly recognized as revenue by the Company in subsequent periods.

          - Pretax adjustments resulting in a reduction of approximately $35.8 million in stockholders' equity at December 31, 2004 were made to expense certain costs associated with these business combinations as operating expenses in the period in which they were incurred, to record certain receivables associated with revenues of the acquired businesses as part of the purchase accounting, to include certain costs associated with divestitures as operating expenses in the period in which they were incurred, and to correctly amortize certain acquired intangibles based upon pattern of consumption.

     3.   Accounting for vendor rebates and other non-routine transactions

          - Certain rebates received from vendors were incorrectly recognized as a reduction in vendor expense in the period in which the rebate was received. Certain expenses incurred in connection with legal and contractual settlements were incorrectly deferred and recognized in later periods. In addition, certain expenses related to marketing arrangements within the fund services division were incorrectly deferred to subsequent periods.

          - Pretax adjustments resulting in a reduction of approximately $5.4 million in stockholders' equity at December 31, 2004 were made to recognize vendor rebates as a reduction in expense over the life of the related new agreement and to recognize expenses relating to legal and contractual settlements and marketing arrangements in the appropriate period based on the terms of the contracts, settlements or arrangements.

     4.   Accounting for leases

          - The Company did not correctly account for the effects of escalating lease payments, or lease incentives over the respective lease term. Escalating lease payments and lease incentives were incorrectly recognized in the period paid or received rather than on a straight line basis as a component of lease expense. Additionally, certain equipment leases were incorrectly accounted for as operating leases, rather than as capital leases.

          - Pretax adjustments resulting in a reduction of approximately $8.3 million in stockholders' equity at December 31, 2004 were made to recognize the lease incentives and the effects of scheduled rent increases on a straight-line basis over the lease term and to properly capitalize certain equipment leases, resulting in the recognition of amortization and interest expense, rather than rent expense.

     5.   Accounting for insurance commissions payable

          - Insurance commissions payable to retail agents were not accurately recorded in the period the related policy placement services were provided. Placement of the policy gives rise to the recognition of both the Company's commission revenue and related commission expense.

          - Pretax adjustments resulting in a reduction of approximately $1.5 million in stockholders' equity at December 31, 2004 were made to recognize the proper amount of insurance commissions payable in the period of policy placement, consistent with the period of recognition for the related commission revenue.

     6.   Other miscellaneous

          - Pretax adjustments resulting in a reduction of approximately $2.6 million in stockholders' equity at December 31, 2004 were made to recognize the effects of other miscellaneous errors corrected as part of the restatement.

     Adjustments resulting in an increase of approximately $41.8 million in stockholders' equity at December 31, 2004 were made to recognize the tax impact of restatement adjustments of approximately $38.6 million and miscellaneous tax related errors corrected as part of the restatement of approximately $3.2 million.

     The Company also restated its financial statements for the three and nine months ended March 31, 2004. The net impact of the restatement on net income was an increase of $0.3 million for the three months ended March 31, 2004 and an increase of $2.9 million for the nine months ended March 31, 2004.

     The following table sets forth the effects of the restatement adjustments as discussed above, and of the classification of the Education Services business as discontinued operations, on the Condensed Consolidated Statement of Income for the three months ended March 31, 2004.

                                                           Three Months Ended
                                                             March 31, 2004
                                                ----------------------------------------
                                                    As                  As Restated with
                                                Previously      As        Discontinued
                                                 Reported    Restated      Operations
                                                ---------    --------   ----------------
Revenues                                         $272,332    $267,967       $258,310
                                                 --------    --------       --------
Operating costs and expenses:
   Service and operating                          171,786     165,774        160,178
   Selling, general and administrative             48,673      40,195         37,336
   Depreciation and amortization                    7,235      20,453         18,683
   Restructuring and impairment charges            10,815       3,339          3,343
   Litigation and regulatory settlements               --       4,301          4,301
                                                 --------    --------       --------
Total operating costs and expenses                238,509     234,062        223,841
                                                 --------    --------       --------
Operating earnings                                 33,823      33,905         34,469
Interest income                                       391         391            391
Interest expense                                   (4,741)     (4,790)        (4,790)
Investment gains (losses) and other                    --         (94)           (94)
                                                 --------    --------       --------
Income from continuing operations before
   income taxes                                    29,473      29,412         29,976
Income taxes                                       10,079       9,683          9,914
                                                 --------    --------       --------
Income from continuing operations                  19,394      19,729         20,062
Loss from discontinued operations, net of tax          --          --           (333)
                                                 --------    --------       --------
Net income                                       $ 19,394    $ 19,729       $ 19,729
                                                 ========    ========       ========
Basic earnings (loss) per share:
   Continuing operations                         $   0.16    $   0.16       $   0.17
   Discontinued operations                             --          --             --
                                                 --------    --------       --------
Total basic earnings (loss) per share            $   0.16    $   0.16       $   0.16
                                                 ========    ========       ========
Diluted earnings (loss) per share:
   Continuing operations                         $   0.16    $   0.16       $   0.17
   Discontinued operations                             --          --             --
                                                 --------    --------       --------
Total diluted earnings (loss) per share          $   0.16    $   0.16       $   0.16
                                                 ========    ========       ========

     The following table sets forth the effects of the restatement adjustments discussed above, and of the classification of the Education Services business as discontinued operations, on the Condensed Consolidated Statement of Income for the nine months ended March 31, 2004.

                                                            Nine Months Ended
                                                             March 31, 2004
                                                ----------------------------------------
                                                    As                  As Restated with
                                                Previously      As        Discontinued
                                                 Reported    Restated      Operations
                                                ----------   --------   ----------------
Revenues                                         $770,147    $763,551       $734,067
                                                 --------    --------       --------
Operating costs and expenses:
   Service and operating                          488,019     467,442        450,665
   Selling, general and administrative            144,199     121,075        112,526
   Depreciation and amortization                   19,734      59,530         54,319
   Restructuring and impairment charges            25,590      15,240         14,239
   Litigation and regulatory settlements               --       7,149          7,149
                                                 --------    --------       --------
Total operating costs and expenses                677,542     670,436        638,898
                                                 --------    --------       --------
Operating earnings                                 92,605      93,115         95,169
Interest income                                       998         998            998
Interest expense                                  (14,140)    (14,222)       (14,222)
Investment gains and other                             --         487            487
                                                 --------    --------       --------
Income from continuing operations before
   income taxes                                    79,463      80,378         82,432
Income taxes                                       33,912      31,895         32,760
                                                 --------    --------       --------
Income from continuing operations                  45,551      48,483         49,672
Loss from discontinued operations, net of tax          --          --         (1,189)
                                                 --------    --------       --------
Net income                                       $ 45,551    $ 48,483       $ 48,483
                                                 ========    ========       ========
Basic earnings (loss) per share:
   Continuing operations                         $   0.38    $   0.40       $   0.41
   Discontinued operations                             --          --          (0.01)
                                                 --------    --------       --------
Total basic earnings (loss) per share            $   0.38    $   0.40       $   0.40
                                                 ========    ========       ========
Diluted earnings (loss) per share:
   Continuing operations                         $   0.38    $   0.40       $   0.41
   Discontinued operations                             --          --          (0.01)
                                                 --------    --------       --------
Total diluted earnings (loss) per share          $   0.38    $   0.40       $   0.40
                                                 ========    ========       ========

     The following table sets forth the effects of the restatement adjustments discussed above on the Condensed Consolidated Balance Sheet at June 30, 2004 and of the classification of the Education Services business as discontinued operations.

                                                                      June 30, 2004
                                                        ------------------------------------------
                                                            As                    As Restated with
                                                        Previously       As         Discontinued
                                                         Reported     Restated       Operations
                                                        ----------   ----------   ----------------
ASSETS
Current assets:
   Cash and cash equivalents                            $  139,872   $  144,120      $  142,726
   Restricted cash                                          67,125       67,125          67,125
   Accounts receivable, net                                 96,385       96,278          91,065
   Insurance premiums and commissions receivable, net       87,154       80,285          80,285
   Deferred tax asset                                       13,484       29,559          29,213
   Other current assets                                     49,747       40,849          35,871
   Current assets of discontinued operations                    --           --          11,931
                                                        ----------   ----------      ----------
      Total current assets                                 453,767      458,216         458,216
   Property and equipment, net                             112,074       68,470          60,751
   Goodwill                                                802,178      782,478         692,941
   Intangible assets, net                                  211,298      284,372         243,776
   Other assets                                             32,923       32,219          30,845
   Noncurrent assets of discontinued operations                 --           --         139,226
                                                        ----------   ----------      ----------
      Total assets                                      $1,612,240   $1,625,755      $1,625,755
                                                        ==========   ==========      ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt                 $    6,250   $   12,476      $   12,476
   Short-term borrowings                                    66,000       66,000          66,000
   Accounts payable                                         17,397       17,397          16,502
   Insurance premiums and commissions payable              126,173      129,269         129,269
   Other current liabilities                               158,459      195,131         187,283
   Current liabilities of discontinued operations               --           --           8,743
                                                        ----------   ----------      ----------
      Total current liabilities                            374,279      420,273         420,273
   Long-term debt                                          393,750      406,272         406,272
   Deferred tax liability                                   54,669       37,488          32,405
   Deferred revenues                                            --       43,625          43,625
   Other liabilities                                         4,560        4,560           4,560
   Noncurrent liabilities of discontinued operations            --           --           5,083
                                                        ----------   ----------      ----------
      Total liabilities                                    827,258      912,218         912,218
                                                        ----------   ----------      ----------
Stockholders' equity:
   Common stock, $0.02 par value, 320,000,000 shares
      authorized, 120,836,315 shares issued                  2,417        2,417           2,417
   Additional paid-in capital                              389,484      389,484         389,484
   Retained earnings                                       403,738      332,293         332,293
   Notes receivable from stockholders                       (8,116)      (8,116)         (8,116)
   Employee benefit trust, 342,613 shares                   (5,507)      (5,507)         (5,507)
   Deferred compensation                                     5,292        5,292           5,292
   Unearned compensation - restricted stock                 (6,199)      (6,199)         (6,199)
   Accumulated other comprehensive income                    6,337        6,337           6,337
   Treasury stock at cost, 158,559 shares                   (2,464)      (2,464)         (2,464)
                                                        ----------   ----------      ----------
      Total stockholders' equity                           784,982      713,537         713,537
                                                        ----------   ----------      ----------
      Total liabilities and stockholders' equity        $1,612,240   $1,625,755      $1,625,755
                                                        ==========   ==========      ==========

14.  SUBSEQUENT EVENTS

     Agreement to Sell Information Services

     On September 15, 2005, the Company entered into an agreement to sell its Information Services segment, which includes its Banking Solutions and Document Solutions divisions, to Open Solutions Inc. ("OSI") for approximately $470 million in cash, subject to final working capital and other adjustments. The transaction closed on March 3, 2006, and the net proceeds after transaction costs and the payment of taxes are expected to approximate $300 million. The Company used the net proceeds from the sale for the retirement of its convertible notes on March 15, 2006.

          Major classes of assets and liabilities of the Information Services segment included in the accompanying condensed consolidated balance sheets at March 31, 2005 and June 30, 2004 were as follows:

                                                     March    June 30,
                                                   31, 2005     2004
                                                   --------   --------
Assets of the Information Services segment:
   Accounts receivable                             $ 27,145   $ 28,152
   Deferred tax asset                                11,259     11,259
   Other current assets                               6,101      3,963
                                                   --------   --------
      Total current assets                           44,505     43,374
   Property and equipment                            15,352     18,029
   Intangible assets and goodwill                   114,549    109,846
   Other assets                                       6,060      7,394
                                                   --------   --------
      Total                                        $180,466   $178,643
                                                   ========   ========
Liabilities of the Information Services segment:
   Current maturities of long-term debt            $  4,958   $  4,958
   Other current liabilities                         51,855     51,933
                                                   --------   --------
      Total current liabilities                      56,813     56,891
   Long-term debt                                     7,699      9,929
   Deferred tax liability                            10,425     10,425
   Deferred revenue                                  34,762     34,641
                                                   --------   --------
      Total                                        $109,699   $111,886
                                                   ========   ========

     Acceleration of Vesting of Stock Options

     On June 20, 2005, the Company approved the acceleration of vesting of certain unvested and "out-of-the-money" stock options with exercise prices equal to or greater than $15.18 per share previously awarded to its employees, including its executive officers, and its directors under the Company's equity compensation plans. The acceleration of vesting was effective for stock options outstanding as of June 20, 2005 and was based on the recommendation of the Compensation Committee of the Board of Directors.

     The table below summarizes the outstanding options subject to accelerated vesting.

                      Aggregate number of shares       Weighted average
                        subject to acceleration    exercise price per share
                      --------------------------   ------------------------
Executive officers               768,400                    $20.42
All other employees            2,008,850                    $22.00
Directors                         70,000                    $17.73
                               ---------                    ------
Total                          2,847,250                    $21.47
                               =========                    ======

     The accelerated options represented approximately 22% of the Company's outstanding stock options as of June 20, 2005. The primary purpose of the acceleration was to enable the Company to avoid recognizing compensation expense associated with these options in future periods in its consolidated statements of income, following adoption of FASB Statement No. 123R, "Share-Based Payment," in July 2005. It is estimated that the maximum future pre-tax compensation expense that will be avoided as a result of the acceleration of vesting of these options is approximately $21 million (including $11 million in fiscal 2006 and $6.5 million in fiscal 2007). This estimate is subject to change but is based on approximate value calculations using the Black-Scholes methodology. Pro forma stock-based employee compensation expense, including the impact of accelerated vesting and net of related tax effects, approximated $9.3 million and $22.2 million for the three months ended and year ended June 30, 2005, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Throughout this discussion and analysis of financial condition and results of operations, all referenced amounts for prior periods and prior period comparisons reflect the balances and amounts on a restated basis as described in the "Explanatory Note" in the forepart of this Quarterly Report on Form 10-Q and in Note 13 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this report. Accordingly, some of the data set forth in this section is not comparable to discussions and data in our previously filed reports for the corresponding periods.

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

RESULTS OF OPERATIONS

     In April 2005, we completed the sale of our Education Services business. In accordance with FAS No. 144 ("FAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets," the financial results of our Education Services business are reported as discontinued operations for all periods presented. Accordingly, historical amounts are reflected exclusive of discontinued operations.

     The following table presents the percentage of revenues represented by each item in our condensed consolidated statements of income for the periods indicated:

                                                 Three Months Ended     Nine Months Ended
                                                      March 31,             March 31,
                                                --------------------   -------------------
                                                             2004                  2004
                                                 2005    As Restated   2005    As Restated
                                                -----    -----------   ----    -----------
Revenues                                          100%       100%       100%       100%
Operating costs and expenses:
   Service and operating                         63.0       62.0       62.5       61.4
   Selling, general and administrative           15.5       14.5       15.6       15.3
   Depreciation and amortization                  7.5        7.2        7.4        7.4
   Restructuring and impairment charges           0.1        1.3        0.3        1.9
   Litigation and regulatory settlements          7.3        1.7        2.6        1.0
                                                -----       ----       ----       ----
Total operating costs and expenses               93.4       86.7       88.4       87.0
                                                -----       ----       ----       ----
Operating earnings                                6.6       13.3       11.6       13.0
Interest income                                   0.2        0.1        0.2        0.1
Interest expense                                 (1.8)      (1.8)      (1.8)      (2.0)
Investment gains (losses) and other                --         --        1.3        0.1
                                                -----       ----       ----       ----
Income from continuing operations before          5.0       11.6       11.3       11.2
   income taxes
Income taxes                                      3.4        3.8        4.6        4.4
                                                -----       ----       ----       ----
Income from continuing operations                 1.6        7.8        6.7        6.8
                                                -----       ----       ----       ----
Loss from discontinued operations, net of tax   (26.5)      (0.1)      (9.0)      (0.2)
Net income (loss)                               (24.9)%      7.7%      (2.3)%      6.6%
                                                =====       ====       ====       ====

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2005 WITH THE THREE MONTHS ENDED MARCH 31, 2004

     CONTINUING OPERATIONS

     Revenues increased 3% from $258.3 million for the three months ended March 31, 2004 to $266.1 million for the three months ended March 31, 2005. Revenues for the three months ended March 31, 2005 have been reduced by $9.7 million pertaining to the disgorgement portion of an estimated regulatory settlement. Revenue growth was derived from sales to existing client growth, cross sales to existing clients, sales to new clients, and revenues from acquired businesses, partially offset by lost business. Revenue growth from acquired businesses approximated $8.2 million for the three months ended March 31, 2005. Internal revenue growth (excluding acquisitions and divestitures) approximated 4% for the three months ended March 31, 2005 over the same period in the prior year (excluding the impact of the disgorgement portion of an estimated regulatory settlement).

     Service and operating expenses increased 5% from $160.2 million for the three months ended March 31, 2004 to $167.6 million for the three months ended March 31, 2005 and increased as a percentage of revenues from 62% to 63%. The dollar increases resulted from additional costs associated with greater revenues. The percentage increase primarily resulted from the $9.7 million reduction to revenues for the disgorgement portion of an estimated regulatory settlement.

     Selling, general and administrative expenses increased 11% from $37.3 million for the three months ended March 31, 2004 to $41.3 million for the three months ended March 31, 2005 and increased as a percentage of revenues from 14.5% to 15.5%. The dollar increase was primarily due to additional costs associated with greater revenues and additional legal and accounting costs in connection with the ongoing regulatory investigations. The percentage increase was primarily due to the $9.7 million reduction to revenue for the disgorgement portion of an estimated regulatory settlement.

     The provision for income taxes of $8.9 million and $9.9 million for the three months ended March 31, 2005 and 2004, respectively, represent an effective tax rate of 67.8% in 2005 and 33.1% in 2004. For the three months ended March 31, 2005, the effective tax rate was impacted by the $10.0 million nondeductible portion of an estimated regulatory settlement. Excluding the impact of this settlement, the effective tax rate in 2005 was 37.0%. For the three months ended March 31, 2004, the effective tax rate was lower than 37.0% primarily due to a state tax valuation allowance adjustment.

     At March 31, 2005, deferred income taxes of $6.4 million have not been provided on the undistributed earnings of foreign subsidiaries as such earnings will continue to be reinvested in the foreseeable future. However, we recently evaluated the provisions of the American Jobs Creation Act of 2004 (the "AJCA"), which includes a temporary incentive for U.S. multinationals to repatriate foreign earnings at a substantially reduced effective tax rate. We completed our evaluation in November 2005 and repatriated $22.7 million from certain of our foreign subsidiaries under the AJCA. We recorded a tax charge in November 2005 of $1.3 million for this repatriation.

     Operating margins were 6.6% and 13.3% for the three months ended March 31, 2005 and 2004, respectively. Operating earnings decreased by $17.0 million to $17.5 million for the three months ended March 31, 2005 compared to $34.5 million for the same period last year. The margin decline and dollar decrease were primarily due to additional charges for litigation and regulatory settlements and additional corporate expenses attributable to the ongoing regulatory investigations, Sarbanes Oxley implementation costs, and other legal and accounting fees.

     Operating earnings, excluding restructuring and impairment charges and litigation and regulatory settlements, resulted in margins of 13.4% and 16.3% for the three months ended March 31, 2005 and 2004, respectively. The margin decrease was primarily the result of a margin decline in the Information Services segment due to an acquisition-related client loss and additional corporate expenses attributable to the ongoing regulatory investigations, Sarbanes Oxley implementation costs, and other legal and accounting fees. The Company does not believe inflation has had a material impact on sales or operating results during periods covered in this discussion.

     DISCONTINUED OPERATIONS

     In the fiscal third quarter, we approved a plan to sell our wholly owned subsidiary, BISYS Education Services, Inc. Accordingly, results of operations of the Education Services business have been reflected as discontinued operations for all periods presented. In connection with the approval of the plan to sell the Education Services business, we determined that circumstances warranted that an assessment also be conducted of the tangible and intangible assets of the Education Services business. We performed an impairment analysis and calculated the estimated fair value of the Education Services business using a combination of discounted cash flows and market-based information, including the range of expected values of the business in a sale transaction. Based on that assessment, we determined that the carrying amount of goodwill, exceeded its estimated fair value, and recorded a pretax impairment charge to goodwill in the fiscal third quarter ended March 31, 2005 of $86.5 million. See Note 12 - "Discontinued Operations."

COMPARISON OF THE NINE MONTHS ENDED MARCH 31, 2005 WITH THE NINE MONTHS ENDED MARCH 31, 2004

     CONTINUING OPERATIONS

     Revenues increased 8% from $734.1 million for the nine months ended March 31, 2004 to $794.7 million for the nine months ended March 31, 2005. Revenues for the nine months ended March 31, 2005 have been reduced by $9.7 million pertaining to the disgorgement portion of an estimated regulatory settlement. Revenue growth was derived from existing client growth, cross sales to existing clients, sales to new clients, and recently acquired businesses. Revenue growth from acquired businesses approximated $17.7 million for the nine months ended March 31, 2005. Internal revenue growth approximated 7% for the nine months ended March 31, 2005 over the same period in the prior year (excluding the impact of the disgorgement portion of an estimated regulatory settlement).

     Service and operating expenses increased 10% from $450.7 million for the nine months ended March 31, 2004 to $496.9 million for the nine months ended March 31, 2005 and increased as a percentage of revenues from 61.4% to 62.5%. The dollar increase resulted from additional costs associated with greater revenues and lower margins in the Information Services segment. The percentage increases primarily resulted from the $9.7 million reduction to revenues for the disgorgement portion of an estimated regulatory settlement.

     Selling, general and administrative expenses increased 10% from $112.5 million for the nine months ended March 31, 2004 to $124.0 million for the nine months ended March 31, 2005 and increased as a percentage of revenues from 15.3% to 15.6%. The dollar increase resulted from additional costs associated with greater revenues and additional legal and accounting costs in connection with the ongoing regulatory investigations. The percentage increase was primarily due to the $9.7 million reduction to revenue for the disgorgement portion of an estimated regulatory settlement.

     Depreciation and amortization increased $4.5 million for the nine months ended March 31, 2005 over the same period last year due to additions of capitalized software and a higher level of intangible assets associated with recently acquired businesses and customer contracts.

     Investment gains of $10.2 million were realized during the nine months ended March 31, 2005 primarily from the sale of an investment we held in the common stock of another publicly traded company.

     The provision for income taxes of $36.7 million and $32.8 million for the nine months ended March 31, 2005 and 2004, respectively, represent an effective tax rate of 41.0% in 2005 and 39.7% in 2004. For the nine months ended March 31, 2005, the effective tax rate was impacted by the $10.0 million nondeductible portion of an estimated regulatory settlement. Excluding the impact of this settlement, the effective tax rate in 2005 was 36.4%. For the nine months ended March 31, 2004, the effective tax rate was impacted by the write-off of $3.2 million of net deferred tax assets associated with tax loss carryforwards and goodwill arising from the European mutual fund services operations that were not expected to be realized. Excluding the impact of this write-off, the effective tax rate was 35.8%.

     Operating margins were 11.6% and 13.0% for the nine months ended March 31, 2005 and 2004, respectively. Operating earnings decreased by $3.2 million to $92.0 million for the nine months ended March 31, 2005 compared to $95.2 million in the same period last year. The margin decline and dollar decrease were primarily due to additional charges for litigation and regulatory settlements, offset by lower restructuring and impairment charges.

     Operating earnings, before restructuring and impairment charges and litigation and regulatory settlements, resulted in margins of 14.3% and 15.9% for the nine months ended March 31, 2005 and 2004, respectively. The margin decrease was primarily the result of a margin decline in the Information Services segment due to an acquisition-related client loss and additional corporate expenses attributable to the ongoing regulatory investigation, Sarbanes Oxley implementation costs, and other legal and accounting fees.

RESTRUCTURING AND IMPAIRMENT CHARGES

     FISCAL 2005

     During the three and nine months ended March 31, 2005, we recorded pre-tax restructuring and impairment charges of $0.1 million and $2.4 million, respectively, as follows:

                                                Three Months Ended   Nine Months Ended
                                                  March 31, 2005       March 31, 2005
                                                ------------------   -----------------
Restructuring charges                                  $131                $1,341
Impairment charges                                        -                 1,025
                                                       ----                ------
   Total restructuring and impairment charges          $131                $2,366
                                                       ====                ======

     Restructuring charges of $1.3 million during the nine months ended March 31, 2005 were related to the completion of the restructuring of the European mutual fund services operations and were comprised of severance totaling $0.2 million and lease termination costs of $1.2 million, offset by reversals and currency translation gains of $0.1 million. The following summarizes activity with respect to our restructuring activities for the nine months ended March 31, 2005:

Restructuring accrual at June 30, 2004   $3,848
                                         ------
Expense provision:
   Employee severance                       255
   Facility closure and other             1,086
                                         ------
      Total                               1,341
                                         ------
Cash payments and other                   3,630
                                         ------
Remaining accrual at March 31, 2005:
   Employee severance                        70
   Facility closure                       1,489
                                         ------
      Total                              $1,559
                                         ======

     We recorded asset impairment charges of $1.0 million during the nine months ended March 31, 2005 related to other than temporary declines in the value of memberships in the New York and Boston stock exchanges included in other assets on the accompanying condensed consolidated balance sheets.

     FISCAL 2004

     During the three and nine months ended March 31, 2004, we recorded pre-tax restructuring and impairment charges of $3.3 million and $14.2 million, respectively, as follows:

                                                Three Months Ended   Nine Months Ended
                                                  March 31, 2004      March 31, 2004
                                                    As Restated         As Restated
                                                ------------------   -----------------
Restructuring charges                                 $2,154              $ 8,690
Impairment charges                                     1,189                5,549
                                                      ------              -------
   Total restructuring and impairment charges         $3,343              $14,239
                                                      ======              =======

     The charges relate to the integration, consolidation, and reorganization of certain business operations, particularly in our European Fund Services division and the Insurance Services group, and the recording of estimated amounts for litigation expenses and contractual disputes.

     Restructuring charges of $8.7 million during the nine months ended March 31, 2004 were comprised of severance totaling $6.6 million and lease termination and other costs of $2.1 million. Severance charges resulted from the termination or planned termination of approximately 300 employees representing all levels of staffing.

     We recorded asset impairment charges of $5.5 million during the nine months ended March 31, 2004, consisting primarily of the following items:

          - a $3.9 million charge in the Investment Services segment for the impairment of an intangible asset and other long-lived assets as a result of our plan to restructure our European mutual fund services operations and to exit certain European locations during the calendar year 2004 following the acquisition of two of our significant customers by acquirers with existing fund services capabilities; and

          - a $1.2 million charge in the Insurance Services segment for impairment of a customer-related intangible asset deemed to be no longer recoverable from related future cash flows.

     We also recorded an additional tax valuation allowance of $3.2 million for deferred tax assets associated with tax loss carryforwards arising from the European mutual fund services operations as we determined the deferred tax assets will not be realized.

LITIGATION AND REGULATORY SETTLEMENTS

     We are currently subject to legal proceedings and claims, including class action lawsuits and a shareholder derivative lawsuit, and regulatory investigations. See Part II, Item 1, "Legal Proceedings," and Note 6 - "Litigation and Regulatory Investigations."

     We expensed the following amounts related to estimated settlement costs and legal fees in connection with the aforementioned litigation and investigatory matters for the three and nine months ended March 31, 2005 and 2004:

                                 Three Months Ended      Nine Months Ended
                                     March 31,               March 31,
                               ---------------------   ---------------------
                                             2004                    2004
                                 2005    As Restated     2005    As Restated
                               -------   -----------   -------   -----------
Litigation matters             $ 8,308      $4,301     $ 9,555      $7,149
Regulatory settlements
($20,785 net of disgorgement
portion of $9,699)              11,086          --      11,086          --
                               -------      ------     -------      ------
                               $19,394      $4,301     $20,641      $7,149
                               =======      ======     =======      ======

     In February 2006, we reached an agreement regarding coverage with our insurance carriers that resulted in an insurance recoverable of approximately $6 million for certain legal expenses incurred by the Company through March 31, 2005 in connection with the aforementioned litigation and investigatory matters. Amounts recoverable under the agreement will be recognized as a reduction to legal expenses in the quarter ended March 31, 2006. We anticipate that legal expenses for these matters in 2006 will approximate $2 million to $4 million, net of insurance recoverables.

     Legal fees and related costs for litigation arising in the ordinary course of business, and exclusive of the specific aforementioned litigation and investigatory matters, are included in the caption, "Selling, general and administrative" in the accompanying consolidated statements of income.

SEGMENT INFORMATION

     The following table sets forth revenue and operating income by business segment and for corporate operations for the three and nine months ended March 31, 2005 and 2004. Measures used to assess segment performance include revenues and operating earnings, exclusive of restructuring and impairment charges and litigation and regulatory settlements. Segment operating earnings exclude restructuring and impairment charges and litigation and regulatory settlements since they are not allocated to the segments for internal evaluation purposes. While these items are identifiable to the business segments, they are not included in the measurement of segment operating earnings provided to the chief operating decision maker for purposes of assessing segment performance and decision making with respect to resource allocation.

                                          Three Months Ended        Nine Months Ended
                                               March 31,                March 31,
                                        ----------------------   ----------------------
                                                       2004                    2004
                                          2005     As Restated     2005     As Restated
                                        --------   -----------   --------   -----------
Revenues:
Investment Services                     $161,167     $148,551    $463,067     $413,649
Insurance Services                        60,911       53,355     181,885      153,835
Information Services                      53,677       56,404     159,483      166,583
                                        --------     --------    --------     --------
   Total                                 275,755      258,310     804,435      734,067
Less: Disgorgement portion of
   estimated regulatory settlement
   reflected as a reduction to
   revenue                                (9,699)          --      (9,699)          --
                                        --------     --------    --------     --------
   Total consolidated revenues          $266,056     $258,310    $794,736     $734,067
                                        ========     ========    ========     ========
Operating earnings for reportable
   segments:
Investment Services                     $ 22,630     $ 17,908    $ 61,270     $ 50,160
Insurance Services                        17,704       12,367      47,850       37,337
Information Services                      12,334       17,175      36,064       46,665
                                        --------     --------    --------     --------
   Total                                $ 52,668     $ 47,450    $145,184     $134,162
                                        --------     --------    --------     --------
Corporate expenses                        (5,990)      (5,337)    (20,504)     (17,605)
Reconciling items:
Restructuring and impairment charges        (131)      (3,343)     (2,366)     (14,239)
Litigation and regulatory settlements    (19,394)      (4,301)    (20,641)      (7,149)
Disgorgement portion of estimated
   regulatory settlement reflected
   as a reduction to revenue              (9,699)          --      (9,699)          --
                                        --------     --------    --------     --------
   Total consolidated operating
      earnings                          $ 17,454     $ 34,469    $ 91,974     $ 95,169
                                        ========     ========    ========     ========
Operating margins:
Investment Services                         14.0%        12.1%       13.2%        12.1%
Insurance Services                          29.1%        23.2%       26.3%        24.3%
Information Services                        23.0%        30.4%       22.6%        28.0%

     Internal revenue growth (excluding acquisitions and divestitures) for Investment Services, Insurance Services, and Information Services approximated 3%, 14%, and (5)%, respectively, during the three months ended March 31, 2005 over the same period last year. A substantial portion of our revenues, especially in the Investment and Information Services business segments, are recurring in nature.

     Revenue in the Investment Services business segment increased $12.6 million, or 8%, during the three months ended March 31, 2005, over the same period last year. Revenues in 2005 exclude the $9.7 million impact of the disgorgement portion of an estimated regulatory settlement stated separately in the above table. The revenue increase was primarily due to the RK Consulting acquisition and internal growth of 3%. Operating income in the Investment Services business segment increased $4.7 million, or 26%, during the fiscal third quarter. Operating margins were 14.0% and 12.1% for the three months ended March 31, 2005 and 2004, respectively. The margin increased primarily due to faster growth in the higher margin Hedge Fund and Private Equity businesses. For the full fiscal year 2005, margins in the Investment Services segment approximated 14%, and internal revenue growth approximated 7%. The rate of internal revenue growth reflects the loss of a significant Fund Services client in the second half of the fiscal year representing approximately $30 million of annualized revenue. The loss of the customer was the result of the acquiring entity's decision to use its in-house solution to service the acquired client.

     Revenue in the Insurance Services business segment increased $7.6 million, or 14%, during the three months ended March 31, 2005, over the same period last year. Operating income in the Insurance Services business segment increased $5.3 million, or 43%, during the fiscal third quarter. Operating margins were 29.1% and 23.2% for the three months ended March 31, 2005 and 2004, respectively. The margin increase was primarily due to higher volumes, changes in business mix, and additional bonus commissions earned by the Life Insurance division during the three months ended March 31, 2005 due to higher production volumes. For the full fiscal year 2005, internal revenue growth approximated 11%, and margins in the Insurance Services business segment approximated 26%.

     Revenue in the Information Services business segment decreased $2.7 million, or 5%, during the three months ended March 31, 2005, over the same period last year. The revenue decrease was due to an acquisition-related loss of a major customer in the latter half of fiscal 2004, offset by existing client growth, cross sales of ancillary products and services to existing clients, and sales to new clients. Operating income in the Information Services business segment decreased $4.8 million, or 28%, during the fiscal third quarter. Operating margins were 23.0% and 30.4% for the three months ended March 31, 2005 and 2004, respectively. The margin decrease was primarily due to decreasing revenue and ongoing investments in the growth of several new products. For the full fiscal year 2005, margins in the Information Services business segment declined by approximately 500 basis points, and revenue was lower than fiscal 2004 by approximately 4% due to the loss of a major customer that was acquired by another company and deconverted in the latter half of fiscal 2004. As described in Note 14 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this report, we entered into a definitive agreement to sell the Information Services business to Open Solutions Inc., for approximately $470 million in cash. The transaction closed on March 3, 2006 and net proceeds after transaction costs and applicable income taxes are expected to approximate $300 million. We expect to recognize a gain of approximately $200 million from this sale in our quarter ended March 31, 2006, which will be included with income from discontinued operations.

     Corporate operations represent charges for our human resources, legal, accounting and finance functions, and various other unallocated overhead charges. Corporate expenses of $6.0 million for the three months ended March 31, 2005 increased from $5.3 million in the same period last year primarily due to additional legal and accounting costs incurred in connection with the ongoing regulatory investigations.

FINANCIAL CONDITION

     At March 31, 2005 and June 30, 2004, we had cash and cash equivalents of $87 million and $143 million, respectively. Cash and cash equivalents held outside the U.S. at March 31, 2005 and June 30, 2004 amounted to $48 million and $51 million, respectively. Stockholders' equity decreased from $714 million at June 30, 2004 to $670 million at March 31, 2005, primarily due to repurchases of common stock totaling $40 million.

     In January 2005, we purchased the assets of RK Consulting for cash consideration of approximately $83 million. The acquisition of RK Consulting complements and expands our existing hedge fund and private equity business. In April 2005, we completed the sale of our Education Services business and received cash consideration of approximately $51 million.

     Capital expenditures, including capitalized software costs, were $42.2 million for the nine months ended March 31, 2005 and approximated $59 million for the full fiscal year 2005.

LIQUIDITY AND CAPITAL RESOURCES

     We believe that our existing sources of liquidity together with cash expected to be generated from operations will be sufficient to fund our anticipated capital expenditures, working capital and other financing requirements for at least the next twelve months. At March 31, 2005, we had negative working capital of $365.1 million as a result of the $300 million of outstanding 4% convertible subordinated notes that are due in March 2006. In March 2006, we used the net proceeds from the sale of the Information Services segment for the repayment of these notes (see Note 14
     - "Subsequent Events").

     At March 31, 2005, we had $10 million of outstanding borrowings against our $300 million revolving credit facility (which facility was reduced to $150 million in September 2005) and a $100 million term loan outstanding under the credit facility (which was repaid in full in December 2005). The term loan bore interest at LIBOR plus a margin of 1.00%, resulting in a weighted average interest rate of 3.85% under the facility at March 31, 2005. The facility was created to support our working capital requirements, repurchase our common stock, and fund our acquisitions. At March 31, 2005, we had $2.8 million outstanding in letters of credit and $300 million of outstanding 4% convertible subordinated notes due March 2006. Our debt ratio (total debt/total debt plus equity) was 0.39 at March 31, 2005, and our maximum debt ratio may not exceed 0.50 under the terms of the revolving credit facility.

     The credit agreement required us to maintain certain financial covenants and limited our ability to incur future indebtedness and to pay dividends. As of March 31, 2005, no amounts were permitted for the payment of cash dividends. In May 2005, a default occurred under the 2004 facility resulting from our failure to timely file our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 and our failure to deliver the related compliance certificate for such fiscal quarter. On June 14, 2005, we obtained a consent and waiver from the lenders under the 2004 facility, which extended the cure period arising from these defaults to August 1, 2005. After obtaining additional consents and waivers from the lenders subsequent to June 30, 2005, the 2004 facility was eventually terminated by us in January 2006 and replaced with a new interim credit facility (see
     Note 8 - "Borrowings"). As a condition of the waivers, additional borrowings under the revolving line of credit were not permitted until the default was cured.

     In January 2006, we entered into a Credit Agreement with a syndicate of lenders, providing for (i) an interim revolving credit facility in an aggregate amount of up to $100 million (the "Revolver") and (ii) an interim term loan in an aggregate amount of up to $300 million (the "Term Loan," together with the Revolver, the "Interim Facility"). The maturity date of the Interim Facility is January 2, 2007. The proceeds of the Revolver may be used for working capital and other corporate purposes. The Term Loan commitment was subsequently cancelled since the proceeds were no longer required to repay the $300 million of Notes.

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

     Our strategy includes the acquisition of complementary businesses financed by a combination of internally generated funds, borrowings from the revolving credit facility, long-term debt and common stock. Our policy is to retain earnings to support future business opportunities, rather than to pay dividends. We have historically used a significant portion of our cash flow from operations to fund acquisitions and capital expenditures, with any remainder used to reduce outstanding borrowings or repurchase our own common stock. We believe that our cash flow from operations, together with available borrowings under the revolving credit facility, will be adequate to meet our funding requirements. In the event that we make significant future acquisitions, however, we may raise funds through additional borrowings or the issuance of securities.

     Accounts receivable represented 49 and 41 days sales outstanding (DSO) at March 31, 2005 and 2004, respectively, based on quarterly revenues. The increase in DSO at March 31, 2005 was primarily attributable to slower collections on a few large customers in both the Fund Services and Banking Solutions businesses. The calculation of DSO for accounts receivable excludes insurance premiums and commissions receivable arising from our insurance-related businesses. DSO is less relevant for this type of receivable because it includes premiums that are ultimately remitted to the insurer and not recognized as revenue. Additionally, certain life insurance commissions due from insurance carriers have customary payment terms of up to twelve months. We perform credit evaluations of our customers in conjunction with our new business development processes. The customers are assessed for credit worthiness based on their financial position, and payment terms are generally negotiated at the time contracts are signed. We regularly evaluate our accounts receivable position relative to our revenues and monitor our accounts receivable aging as part of managing our receivable portfolio. Credit risk is generally mitigated by reasonably short payment terms, the nature of our customers (i.e., commercial banks, mutual funds, and insurance carriers) and our large and diverse customer base. We generally do not require collateral for accounts receivable and maintain an allowance for doubtful accounts of $2.8 million at March 31, 2005.

     For the nine months ended March 31, 2005, operating activities provided cash of $139.6 million, primarily as a result of net income from continuing operations of $52.8 million, depreciation and amortization of $58.9 million, deferred income taxes of $8.3 million, and changes in working capital items of $23.9 million, offset by investment gains of $10.2 million. Investing activities used cash of $106.5 million, including $82.8 million related to the acquisition of businesses, net of cash acquired and capital expenditures of $36.5 million, offset by $14.8 million of proceeds from the sale of investments. Financing activities used cash of $88.1 million, comprised of repurchases of our stock of $39.6 million, net payments of short-term borrowings of $56.0 million, and payments on long-term debt of $5.5 million, offset by proceeds from the issuance of common stock of $5.9 million, proceeds from exercise of stock options of $4.7 million, and repayment of notes receivable from shareholders of $4.4 million.

     Repurchases of our common stock have occurred and are expected to continue to occur from time to time in the open market to offset the possible dilutive effect of shares issued under employee benefit plans, for possible use in future acquisitions, and for general and other corporate purposes. The following table presents stock repurchase activity during the nine months ended March 31, 2005 and the year ended June 30, 2004 under programs authorized by the Board of Directors, disclosing total shares repurchased under each program and the associated cost. Upon authorization of each new stock repurchase program, the former program is superseded and replaced.

                                         Nine Months Ended      Year Ended
                                           March 31, 2005      June 30, 2004
                                         -----------------   ----------------
                                          Shares     Cost    Shares     Cost
                                          ------   -------   ------   -------
Share repurchase programs:
$100 million, authorized August 2002          --   $    --    3,158   $46,153
$100 million, authorized November 2003     2,736    39,571      869    13,565
                                           -----   -------    -----   -------
Total stock repurchases                    2,736   $39,571    4,027   $59,718
                                           =====   =======    =====   =======

OFF-BALANCE SHEET ARRANGEMENTS

     As of March 31, 2005, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, other than outstanding letters of credit totaling $2.8 million.

FORWARD-LOOKING STATEMENTS

     This Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this report contain "forward-looking statements" within the meaning of the securities laws that are based on management's current expectations, estimates, forecasts and assumptions concerning future events. In addition, other written or oral statements that constitute forward-looking statements may be made by or on behalf of management. These statements are subject to numerous known and unknown risks, uncertainties and assumptions, many of which are beyond our control, that could cause actual events or results to differ materially from those projected. Words such as "will," "believes," "anticipates," "expects," "intends," "estimates, "projects," "plans," "targets," and variations of such words and similar expressions are intended to identify such forward-looking statements, although not all forward-looking statements contain such identifying words. Except as required under the federal securities laws and the rules and regulations of the Securities and Exchange Commission (SEC), we do not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, changes in assumptions or otherwise. Although we believe that our plans, intentions, and expectations reflected in or suggested by the forward-looking statements made in this report are reasonable, there can be no assurance that such plans, intentions or expectations will be achieved.

     The risks, uncertainties and assumptions which forward-looking statements are subject to include: achieving planned revenue growth in each of our business units; renewal of material contracts in our business units consistent with past experience; successful and timely integration of significant businesses acquired by us and realization of anticipated synergies; our ability to successfully compete on price, products, and services with U.S. and non-U.S. competitors, including new entrants; changes in U.S. and non-U.S. governmental regulations; the timely implementation of our restructuring programs and financial plans; general U.S. and non-U.S. economic and political conditions, including the global economic environment and interest rate and currency exchange rate fluctuation; continuing development and maintenance of appropriate business continuity plans for our processing systems; absence of consolidation among client financial institutions or other client groups; timely conversion of new customer data to our platforms; attracting and retaining qualified key employees; no material breach of security of any of our systems; control of costs and expenses; continued availability of financing, and financial resources on the terms required to support our future business endeavors; the mix of products and services; costs and risks associated with remediating material weaknesses in our internal controls over financial reporting and compliance with Section 404 of the Sarbanes-Oxley Act; and the outcome of pending and future litigation and governmental or regulatory proceedings. Additional information concerning these and other risks and uncertainties is contained in the Company's filings with the SEC, including the Company's Annual Report on Form 10-K for the year ended June 30, 2005.

     These are representative of the risks, uncertainties and assumptions that could affect the outcome of the forward-looking statements. In addition, such statements could be affected by general industry and market conditions and growth rates, and other future events.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not have material exposure to market risk from derivative or non-derivative financial instruments. We do not utilize such instruments to manage market risk exposures or for trading or speculative purposes. We do, however, invest available cash and cash equivalents in highly liquid financial instruments with original maturities of three months or less. As of March 31, 2005, we had approximately $87 million of cash and cash equivalents invested in highly liquid debt instruments purchased with original maturities of three months or less, including $4.9 million of overnight repurchase agreements. We believe that potential near-term losses in future earnings, fair values and cash flows from reasonably possible near-term changes in the market rates for such instruments are not material to us. We manage our debt structure and interest rate risk through the use of fixed- and floating-rate debt. While changes in interest rates could decrease our interest income or increase our interest expense, we do not believe that we have a material exposure to changes in interest rates based on the relative size of our interest bearing assets and liabilities. We do not undertake any specific actions concerning exposure to interest rate risk and we are not party to any interest rate derivative transactions.

We conduct a portion of our business internationally exposing earnings, cash flows and financial position to foreign currency risks. The majority of these risks are associated with transactions denominated in currencies other than the Company's functional currency. Our policy on foreign currency risk is to minimize these risks whenever possible, supplemented with foreign currency forward contracts.

During the third quarter of fiscal 2005, the Company entered into foreign currency forward contracts to manage risks associated with fluctuations in foreign currency exchange rates related to specifically identified operating expenses. The contracts, totaling $3.5 million in notional value, require the Company to purchase currencies at specified rates over the next eight months ($3.1 million outstanding at March 31, 2005). The instruments are accounted for as foreign currency cash flow hedges of specifically identified euro-denominated operating expenses.

ITEM 4. CONTROLS AND PROCEDURES

AUDIT COMMITTEE INVESTIGATION AND RESTATEMENT

On July 25, 2005, the Company announced that its previously issued consolidated financial statements would be required to be restated and should no longer be relied upon. The Audit Committee of our Board of Directors, with the assistance of independent counsel and forensic accountants engaged by independent counsel, undertook a comprehensive internal review of the facts giving rise to the restatement described in Note 13 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. The investigation included an extensive review of our accounting policies, accounting records, supporting documentation and e-mail communications, as well as interviews with numerous current and former employees. As a result of this investigation, various matters were identified that required the restatement of prior period financial statements. Certain of the restatement adjustments related to entries which the Company believed were prepared in accordance with Generally Accepted Accounting Principles (GAAP), but which were subsequently determined to be errors. In addition, as a result of the investigation and the restatement of our consolidated financial statements, control deficiencies in the Company's internal control over financial reporting were identified. The investigation indicated that certain individuals who were part of the Company's former management failed to set an effective tone to communicate appropriate ethical standards and financial reporting integrity, which contributed to ineffective controls, that failed to detect certain accounting errors and failed to prevent the improper override of controls in certain other instances, which allowed inappropriate accounting under their supervision. While the investigation concluded that current management has established an effective culture and tone necessary to support its control environment, this deficiency was a significant contributing factor to the restatement described above.

Management has reviewed its control deficiencies with the Audit Committee, has discussed them with our independent registered public accounting firm, PricewaterhouseCoopers LLP, and has advised the Audit Committee that the control deficiencies, described below, constitute material weaknesses in our internal control over financial reporting.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports we file or submit pursuant to the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes disclosure controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily is required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our CEO and CFO concluded our disclosure controls and procedures were not effective as of March 31, 2005, at the reasonable assurance level, because of the material weaknesses described below.

Notwithstanding the material weaknesses described below, we believe our condensed consolidated financial statements presented in this Quarterly Report on Form 10-Q fairly present, in all material respects, the Company's financial position, results of operations and cash flows for all periods presented herein.

MATERIAL WEAKNESSES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management identified the following material weaknesses in the Company's internal control over financial reporting as of March 31, 2005:

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

     2. Controls over revenue recognition: We did not maintain effective controls over revenue. Specifically, effective controls, including effective reconciliations, were not designed and in place to ensure the completeness, accuracy and appropriate timing of revenue and deferred revenue recognition related to new customer contracts, software sales and service bureau hosting arrangements, and the presentation of gross versus net revenue recognition for certain distribution and marketing activities within the fund services division. This control deficiency resulted in the restatement of our consolidated financial statements for the years ended June 30, 2004 and 2003, for each of the first two quarters in fiscal 2005, all quarters in fiscal 2004 and adjustments to the third and fourth quarters of fiscal 2005 to correct revenue and deferred revenue. Additionally, this control deficiency could result in a misstatement of the aforementioned accounts that would result in a material misstatement to our annual or interim consolidated financial statements that would not be prevented or detected.

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

MANAGEMENT'S CONSIDERATION OF THE RESTATEMENT

In coming to the conclusion that the Company's disclosure controls and procedures and internal control over financial reporting were not effective as of March 31, 2005, management considered the restatement and material weaknesses in the Company's internal control over financial reporting described above. In addition to the restatement adjustments that were a result of the material weaknesses described above, there were other immaterial misstatements corrected as part of the restatement (as disclosed in Note 13 to the accompanying condensed consolidated financial statements included in this Quarterly Report on Form 10-Q) that were considered by management. Management has evaluated these misstatements and concluded these misstatements were the result of control deficiencies, which did not constitute a material weakness, individually, or in the aggregate, in the Company's internal control over financial reporting.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company's internal control over financial reporting during the quarter ended March 31, 2005 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

MANAGEMENT'S REMEDIATION EFFORTS

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

     1. Control environment. We have taken, and are developing further plans to take, significant actions to improve our control environment. The Company hired a new Chief Financial Officer in August 2005 to oversee the transition of financial responsibilities, address staffing matters and implement improved controls and procedures. Our Chief Executive Officer and Chief Financial Officer, together with other senior executives, are committed to maintaining a strong control environment, high ethical standards and financial reporting integrity. Following are the actions we are taking or plan on taking, to improve our control environment and eliminate the material weaknesses:

          - Create a direct reporting line from the business unit accountants to the Corporate Controller in an effort to ensure the independence of accounting decisions.

          - Develop or revise our written accounting policies and procedures to establish a comprehensive up-to-date accounting manual, including revenue and expense recognition guidelines and processes.

          - Establish enhanced quarterly accounting reviews and formal training programs for financial staff in an effort to ensure all relevant personnel are familiar with our accounting policies, control processes and have the necessary competency, training and supervision for their assigned level of responsibility and the nature and complexity of our business.

          - Continue to evaluate key financial positions and add senior management personnel focused on financial accounting, financial reporting and financial controls. We will also continue to evaluate and take appropriate actions with respect to certain employees in management, internal audit and financial reporting functions, which may include further training, supervision and/or reassignment.

          - Continue to enhance our "whistleblower" procedures and "tone at the top" to increase the likelihood that concerns related to financial reporting or the control environment will be timely reported and properly evaluated.

          - Continue to implement a quarterly and annual sub-certification process requiring written confirmations from business and finance managers as to the operating effectiveness of our disclosure controls and procedures and internal control over financial reporting.

     2. Controls over revenue recognition. Following are the actions we are taking or plan on taking, to improve our controls over revenue recognition and eliminate the material weakness:

          - Implement a comprehensive periodic review of divisional income statements and balance sheets to identify and assess significant revenue and deferred revenue transactions.

          - Develop procedures to ensure qualified, senior level personnel within the finance organization are responsible for the review and approval of all revenue transactions with a significant financial impact.

          - Continue to enhance documentation and review of all new business acquisition and system conversion related activities and other transactions with a material financial impact on revenues to ensure proper treatment and disclosure.

          - Continue to enhance month-end closing procedures to ensure that timely, effective and consistent reconciliations are performed on all revenue accounts by qualified personnel within the finance organization.

          - Continue to add and retain technical accounting personnel and enhance supervision with regard to, among other things, timely account analysis and review and approval of significant revenue transactions.

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

     4. Controls over vendor rebates and legal and contractual settlements. Following are the actions we are taking or plan on taking, to improve our controls over non-routine transactions and contractual obligations to eliminate the material weakness:

          - Improve procedures for verifying and documenting non-standard transactions and contracts, including a comprehensive review of divisional income statements and balance sheets to identify and analyze complex and significant non-routine or non-recurring transactions and contractual obligations.

          - Develop procedures to ensure qualified, senior level personnel within the finance organization are responsible for the review and approve all significant complex, non-routine, and non-recurring transactions and contractual obligations.

          - Continue to enhance procedures to review balance sheet account reconciliations by qualified, senior level personnel within the finance organization, including increasing the frequency and depth of such reviews and implement a risk based approach focusing on complex accounts and accounts having a significant financial impact.

          - Continue to add and retain technical accounting personnel to enhance supervision with regard to, among other things, account reconciliations and supporting documentation for non-routine transactions and contractual obligations.

     5. Controls over leases. Following are the actions we are taking or plan on taking, to improve our controls over leases and eliminate the material weakness:

          - Continue accounting reviews to ensure all relevant personnel involved in leasing transactions understand and apply applicable accounting guidance in accordance with generally accepted accounting principles.

          - Continue to implement procedures ensuring qualified, senior level personnel within the finance organization review all lease and sublease transactions, including supporting documentation, and are responsible for the review and approval of all related accounting considerations and schedules.

     6. Controls over insurance commissions payable. Following are the actions we are taking or plan on taking, to improve our controls over insurance commission payables and eliminate the material weakness:

          - Continue to implement procedures ensuring qualified, senior level personnel within the finance organization review the impact of insurance commissions receivable and commissions payable transactions, including supporting documentation, and are responsible for the review and approval of all related accounting considerations and schedules.

          - Continue to improve procedures for verifying and documenting insurance commissions payable, including the review of account reconciliations, account analyses and supporting documentation.

          - Continue to develop processing systems to provide more automation, accuracy and control in recording insurance commissions payable transactions.

The restatements primarily related to matters which occurred prior to 2004 under the Company's previous management team and notably, before the Company began its assessment of internal control over financial reporting as required by the
Section 404 of the Sarbanes-Oxley Act of 2002. The Company believes it has taken appropriate disciplinary action with respect to those employees who were responsible for activities that contributed to the restatement or that such individuals are no longer employed by the Company. We are committed to complete the actions described above as soon as possible and believe the implementation of these new controls will improve our internal control over financial reporting.

                                     PART II

ITEM 1. LEGAL PROCEEDINGS

     LEGAL PROCEEDINGS

     Following the Company's May 17, 2004 announcement regarding the restatement of its financial results, seven putative class action and two derivative lawsuits were filed against the Company and certain of its current and former officers in the United States District Court for the Southern District of New York. By order of the Court, all but one of the putative class actions have been consolidated into a single action, and on October 25, 2004, plaintiffs filed a consolidated amended complaint. The complaint purports to be brought on behalf of all shareholders who purchased the Company's securities between October 23, 2000 and May 17, 2004 and generally asserts that the Company, certain of its officers, and its independent registered public accounting firm allegedly violated the federal securities laws in connection with the purported issuance of false and misleading information concerning the Company's financial condition. The complaint seeks damages in an unspecified amount as well as unspecified equitable/injunctive relief. On December 23, 2004, the Company, the individual defendants and the Company's independent registered public accounting firm filed separate motions to dismiss the complaint. On October 28, 2005, the Court dismissed certain claims under the Securities Exchange Act of 1934 as to six of the individual defendants, narrowed certain additional claims against the Company and the individual defendants and dismissed all claims as to the Company's independent registered public accounting firm. The Court denied the motions to dismiss in all other respects. The Court granted leave for plaintiffs to file on or before November 14, 2005, an amended complaint addressing the scienter of the individual defendants and the independent registered public accounting firm.

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

     The derivative complaints purport to be on behalf of the Company and generally assert that certain officers and directors are liable for alleged breaches of fiduciary duties, abuse of control, gross mismanagement, waste, and unjust enrichment that purportedly occurred between October 23, 2000 and the present. The derivative complaints seek disgorgement, constructive trust and damages in an unspecified amount. The Court has ordered that the derivative actions be consolidated into a single action. On November 24, 2004, plaintiffs filed a consolidated amended complaint. On January 24, 2005, the Company and the individual defendants filed separate motions to dismiss the complaint. On October 31, 2005, the Court granted defendants' motions, dismissing on the merits plaintiffs' claim under Section 304 of the Sarbanes-Oxley Act of 2002 on the ground that it does not create a private right of action upon which plaintiffs may sue. Having so ruled, the Court also dismissed plaintiffs' state law claims on the ground that it lacked subject matter jurisdiction over them.

     The Company intends to defend itself vigorously against these claims but is unable to determine the ultimate outcome.

     Our Life Insurance division is involved in litigation with a West Coast-based distributor of life insurance products, with which we had a former business relationship. The lawsuit, which is captioned Potomac Group West, Inc., et al, v. The BISYS Group, Inc., et al, was filed in September 2002 in the Circuit Court for Montgomery County, Maryland. The original complaint asserted breach of contract and a number of tort claims against BISYS, several subsidiaries, and several employees. The Court subsequently dismissed all claims against BISYS, its subsidiaries, and its employees, leaving only one breach of contract claim against one BISYS subsidiary. Plaintiffs continue to assert that they have not been paid all monies due for covered insurance policies. The trial is currently scheduled to begin in January 2007. We intend to continue to vigorously defend the claims asserted and have asserted a number of counterclaims. We believe that we have adequate defenses against claims arising in such litigation and that the outcome of this matter will not have a material adverse effect upon our financial position, results of operations or cash flows.

     We are also involved in other litigation arising in the ordinary course of business. We believe that we have adequate defenses and/or insurance coverage against claims arising in such litigation and that the outcome of these proceedings, individually or in the aggregate, will not have a material adverse effect upon our financial position, results of operations or cash flows.

     REGULATORY INVESTIGATIONS

     We notified the SEC in May 2004 that we would restate certain prior period financial statements, and subsequently, the SEC advised the Company that it was conducting an investigation into the facts and circumstances related to this restatement. On May 17, 2004, we announced that we would restate our financial results for the fiscal years ended June 30, 2003, 2002, and 2001 and for the quarters ended December 31 and September 30, 2003 (the "2004 restatement") in order to record adjustments for correction of errors resulting from various accounting matters in the Life Insurance Services division. An amended Annual Report on Form 10-K for the fiscal year ended June 30, 2003 was filed with the SEC on August 10, 2004 along with amended Quarterly Reports on Form 10-Q for the quarters ended December 31 and September 30, 2003 to reflect the restated financial results. In July 2005, the Company determined that an additional restatement of previously issued financial statements was necessary and the SEC's investigation has been expanded to include the 2005 restatement. The investigation is ongoing. The Company understands that representatives of the United States Attorney's Office for the Southern District of New York have attended interviews that have taken place. We have cooperated and intend to continue to cooperate with the SEC's investigation. We cannot predict when the SEC will conclude its investigation or the outcome or impact thereof.

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

     BFS has submitted an offer of settlement to the SEC, which has the support of the SEC Staff. If accepted by the Commission, the proposed settlement would resolve the issues with respect to all fund support arrangements that the Company has disclosed to the Staff. The offer of settlement provides for the simultaneous initiation and settlement of an administrative proceeding through the entry of an administrative order. The order would set forth the SEC's findings that BFS aided and abetted violations of Sections 206(1) and 206(2) of the Investment Advisers Act, Section 34(b) of the Investment Company Act and SEC Rule 12(b)-1. These rules and regulations prohibit investment advisers from employing any device, scheme or artifice to defraud and from engaging in any course of business that would operate as a fraud, prohibit untrue statements or omissions of material facts in certain documents filed with the SEC, and regulate the circumstances under which open-end mutual funds may participate in the distribution of the securities that they issue. Without admitting or denying the SEC's findings, BFS would consent to cease and desist from aiding and abetting or causing any violations of the referenced provisions of the federal securities laws and related SEC rules. The order would also require disgorgement and payment of prejudgment interest and a penalty, as well as certain undertakings by BFS. The Staff has not yet presented the offer of settlement to the Commission for approval and no assurance can be given that such approval will be granted. The Company is continuing to cooperate with the SEC in this matter.

     The Company has established an estimated liability of $20.8 million at March 31, 2005, representing expected amounts to be paid as part of this settlement, which is comprised of an estimated $9.7 million disgorgement recognized as a reduction to 2005 revenues, and an estimated fine of $10 million and prejudgment interest of $1.1 million recognized as an operating expense in 2005. As previously disclosed, the Company believes that the cost to bring this matter to resolution, including amounts to be paid as part of a settlement, legal fees and other related expenses it expects to incur through the conclusion of this investigation, will not exceed $25 million.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

     (c) Issuer Purchases of Equity Securities

                                                           (c) Total Number      (d) Approximate
                                                               of Shares         Dollar Value of
                                                           Purchased as Part     Shares that May
                                                              of Publicly       Yet Be Purchased
                  (a) Total Number    (b) Average Price   Announced Plans or   Under the Plans or
    Period      of Shares Purchased     Paid per Share         Programs             Programs
    ------      -------------------   -----------------   ------------------   ------------------
January 2005            96,750              $15.05            96,750               $69,159,052
February 2005          937,900              $14.78           937,900               $55,293,442
March 2005             566,153              $14.89           566,153               $46,864,591
                     ---------              ------         ---------               -----------
Total                1,600,803              $14.84         1,600,803               $46,864,591
                     =========              ======         =========               ===========

     Effective November 12, 2003, the Board of Directors authorized a stock buy-back program of up to $100 million. Purchases have occurred and will continue to occur from time to time in the open market to offset the possible dilutive effects of shares issued under employee benefit plans, for possible use in future acquisitions, and for general and other corporate purposes.

ITEM 6. EXHIBITS

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

                                        THE BISYS GROUP, INC.


Date: May 12, 2006                      By: /s/ Bruce D. Dalziel
                                            ------------------------------------
                                            Bruce D. Dalziel
                                            Executive Vice President and Chief
                                            Financial Officer
                                            (Duly Authorized Officer)

                              THE BISYS GROUP, INC.
                                  EXHIBIT INDEX

Exhibit No.
-----------
(31.1)        Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

(31.2)        Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

(32)          Section 1350 Certifications