Form 10-Q
period 2005-09-30
BISYS GROUP INC
filed 2006-07-25
CIK 883587

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 001-31254
THE BISYS GROUP, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	13-3532663 (I.R.S. Employer Identification No.)
105 Eisenhower Parkway, Roseland, New Jersey
07068
(Address of principal executive offices)
(Zip Code)
973-461-2500
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
As of June 30, 2006, there were 120,417,396 shares of common stock, par value $0.02 per share, of the issuer outstanding.

THE BISYS GROUP, INC.
INDEX TO FORM 10-Q
Explanatory Note
This Quarterly Report on Form 10-Q provides financial and other required information for our fiscal quarter ended September 30, 2005 and reflects the restatement of our consolidated financial statements for the fiscal quarter ended September 30, 2004. We have previously reported revised financial statements reflecting the impact of the restatement on our consolidated financial statements for our fiscal years ended June 30, 2004 and 2003 on the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005 (the “2005 Form 10-K”), filed on April 26, 2006.
The net impact of the restatement on net income was an increase of $1.3 million for the three months ended September 30, 2004. A detailed description of the adjustment items and tables showing the effects of the classification and restatement adjustments for prior periods are set forth in Note 13 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q and concluded that our disclosure controls and procedures were not effective as of September 30, 2005 because of the material weaknesses described in Item 9A of the Company’s 2005 Form 10-K. We are still in the process of remediating such weaknesses. We have taken, and continue to take, steps to remediate these material weaknesses and strengthen our internal control over financial reporting. Refer to Part I, Item 4 of this Quarterly Report on Form 10-Q for a detailed description of our remediation efforts to date.
This Quarterly Report on Form 10-Q describes conditions as of September 30, 2005 and except as otherwise set forth herein, disclosures to reflect events that occurred at a later date have not been updated.

PART I
ITEM 1. FINANCIAL STATEMENTS
THE BISYS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	September 30,
		2004
	2005	As Restated
Revenues	$205,674	$207,400

Operating costs and expenses:
Service and operating	132,937	138,392
Selling, general and administrative	37,634	31,720
Depreciation and amortization	11,981	10,985
Restructuring and impairment charges	—	107
Litigation and regulatory settlements	4,442	381

Total operating costs and expenses	186,994	181,585

Operating earnings	18,680	25,815
Interest income	1,498	480
Interest expense	(5,854)	(4,736)
Investment gains and other	38	4,296

Income from continuing operations before income taxes	14,362	25,855
Income taxes	4,744	9,390

Income from continuing operations	9,618	16,465

Income from discontinued operations, net of tax	3,812	6,554

Net income	$13,430	$23,019

Basic earnings per share:
Continuing operations	$0.08	$0.14
Discontinued operations	0.03	0.05

Total basic earnings per share	$0.11	$0.19

Diluted earnings per share:
Continuing operations	$0.08	$0.14
Discontinued operations	0.03	0.05

Total diluted earnings per share	$0.11	$0.19

The accompanying notes are an integral part of the condensed consolidated financial statements.

THE BISYS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)
(Unaudited)

	September 30,	June 30,
	2005	2005
ASSETS

Current assets:
Cash and cash equivalents	$124,300	$172,335
Restricted cash	40,386	42,314
Accounts receivable, net	74,242	74,105
Insurance premiums and commissions receivable	78,907	88,548
Deferred tax asset	24,264	35,838
Other current assets	15,311	15,931
Current assets of discontinued operations	32,203	32,653

Total current assets	389,613	461,724
Property and equipment, net	42,950	43,064
Goodwill	717,221	717,469
Intangible assets, net	158,941	165,729
Other assets	18,393	18,278
Noncurrent assets of discontinued operations	141,361	134,196

Total assets	$1,468,479	$1,540,460

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt	$355,472	$395,443
Accounts payable	13,507	18,381
Insurance premiums and commissions payable	95,606	113,395
Other current liabilities	147,171	168,136
Current liabilities of discontinued operations	48,969	53,727

Total current liabilities	660,725	749,082
Long-term debt	4,151	4,357
Deferred tax liability	33,283	41,695
Deferred revenues	7,806	8,053
Other liabilities	7,358	6,620
Noncurrent liabilities of discontinued operations	42,567	40,643

Total liabilities	755,890	850,450

Stockholders’ equity:
Common stock, $0.02 par value, 320,000,000 shares authorized, 121,960,964 and 121,232,132 shares issued	2,439	2,425
Additional paid-in capital	390,507	388,102
Retained earnings	348,043	335,345
Notes receivable from stockholders	—	(3,718)
Employee benefit trust, 461,321 and 409,180 shares	(7,261)	(6,458)
Deferred compensation	7,397	6,598
Accumulated other comprehensive income	140	136
Treasury stock at cost, 1,930,747 and 2,196,760 shares	(28,676)	(32,420)

Total stockholders’ equity	712,589	690,010

Total liabilities and stockholders’ equity	$1,468,479	$1,540,460

The accompanying notes are an integral part of the condensed consolidated financial statements.

THE BISYS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	September 30,
		2004
	2005	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$13,430	$23,019
Adjustment for income from discontinued operations, net of tax	(3,812)	(6,554)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,981	10,985
Deferred income tax provision	(397)	7,191
Share-based compensation	1,944	678
Investment gains and other	(38)	(4,296)
Change in assets and liabilities, net of effects from acquisitions and divestitures	(27,734)	(18,078)
Net cash provided by operating activities from discontinued operations	15,152	13,581

Net cash provided by operating activities	10,526	26,526

CASH FLOWS FROM INVESTING ACTIVITIES
Payments related to businesses previously acquired	(254)	(186)
Capital expenditures for property and equipment	(2,979)	(2,182)
Capitalized software costs	(1,971)	(2,580)
Proceeds from sale of investments	63	7,393
Other	(538)	510
Net cash used in investing activities from discontinued operations	(13,732)	(8,824)

Net cash used in investing activities	(19,411)	(5,869)

CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings, net	(40,000)	(59,000)
Payment of long-term debt	(424)	(460)
Exercise of stock options	2,991	128
Repurchases of common stock	(824)	(8,754)
Repayment of notes receivable from stockholders	3,718	4,398
Other	(3,191)	2,949
Net cash used in financing activities from discontinued operations	(1,352)	(1,332)

Net cash used in financing activities	(39,082)	(62,071)

Change in cash and cash equivalents	(47,967)	(41,414)
Cash and cash equivalents at beginning of period (includes cash of discontinued operations of $618 in 2005 and $1,794 in 2004)	172,953	144,120

Cash and cash equivalents at end of period (includes cash of discontinued operations of $686 in 2005 and $5,219 in 2004)	$124,986	$102,706

The accompanying notes are an integral part of the condensed consolidated financial statements.

THE BISYS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise noted, amounts in thousands, except per share data)
(Unaudited)
Throughout these Notes to the Condensed Consolidated Financial Statements, all referenced amounts for the period relating to the three months ended September 30, 2004 are reflected on a restated basis. The BISYS Group, Inc. and subsidiaries filed its Form 10-K for the fiscal year ended June 30, 2005 on April 26, 2006 that reflects its restated financial position and results of operations for the periods prior to December 31, 2004. For information on the restatement, see Note 13 – “Prior Period Restatement” to these financial statements.
1.	Basis of Presentation and Summary of Significant Accounting Policies

The Company

The BISYS Group, Inc. and subsidiaries (the “Company”) provides outsourcing solutions to the financial services sector. The Investment Services segment provides administration and distribution services for mutual funds, hedge funds, private equity funds, retirement plans, and other investment products. The Insurance Services segment provides independent wholesale distribution of life insurance and commercial property/casualty insurance, long-term care, disability, and annuity products.

Discontinued Operations

On September 15, 2005, the Company entered into an agreement to sell its Information Services segment, which includes Banking Solutions and Document Solutions divisions, to Open Solutions Inc. for approximately $470 million in cash, subject to final working capital and other adjustments. The transaction closed on March 3, 2006, and the Company recognized a gain of approximately $200 million. On March 31, 2005, the Company announced it had approved a formal plan of disposition for its Education Services business. On April 21, 2005, the Company completed the sale of its Education Services business to Kaplan Professional, a division of Kaplan, Inc. (“Kaplan”). Kaplan acquired all of the outstanding shares of BISYS Education Services Inc., a subsidiary of The BISYS Group, Inc., for approximately $51 million in cash, payable at closing. The company did not realize a material gain or loss as a result of this transaction.

In accordance with FAS No. 144 (“FAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” the financial results of the Company’s Information Services segment and Education Services business are reported as discontinued operations for all periods presented. Accordingly, the notes to the consolidated financial statements reflect historical amounts exclusive of discontinued operations.

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

Fiscal Year

The Company’s fiscal year is from July 1 to June 30. Unless otherwise stated, references to the years 2006 and 2005 relate to the fiscal years ended June 30, 2006 and 2005, respectively. References to future years also relate to the fiscal year ended June 30.

Reclassification

Certain amounts reported in 2005 have been reclassified to conform to the 2006 presentation. Capitalized software costs, previously included in property and equipment, have been reclassified to intangible assets. Additionally, depreciation and amortization expense, previously included with selling, general and administrative expenses, has been combined with amortization of intangibles and presented as a separate caption on the accompanying condensed consolidated statements of income for all periods presented.

Restricted Cash

Unremitted insurance premiums are held in a fiduciary capacity and approximated $40.4 million and $42.3 million at September 30, 2005 and June 30, 2005, respectively. The period for which the Company holds such funds is dependent upon the date the agent or broker remits the payment of the premium to the Company and the date the Company is required to forward such payment to the insurer.

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

Derivative Financial Instruments

The Company conducts a portion of its business internationally exposing earnings, cash flows and financial position to foreign currency risks. The majority of these risks are associated with transactions denominated in currencies other than the Company’s functional currency. The Company’s policy on foreign currency risk is to minimize these risks, supplemented with foreign currency forward contracts.

Investments

Management determines the appropriate classification of investments in equity securities at the time of purchase. Marketable equity securities available for sale are carried at market value based upon quoted market prices. Unrealized gains or losses on available for sale securities are accumulated as an adjustment to stockholders’ equity, net of related deferred income taxes. Realized gains or losses are computed based on specific identification of the securities sold. During the three months ended September 30, 2005, proceeds from securities sold and the related gains were not significant. During the three months ended September 30, 2004, the Company received $7.4 million in proceeds and recognized net gains of $4.3 million from securities sold. At September 30, 2004, investments available for sale were recorded at their market value of $7.0 million, with an unrealized gain of $4.6 million.

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

The provision for income taxes of $4.7 million and $9.4 million for the three months ended September 30, 2005 and 2004, respectively, represent an effective tax rate of 33.0% in 2006 and 36.3% in 2005. For the three months ended September 30, 2005, the effective tax rate was impacted by permanent differences associated with certain error corrections in the Life Insurance business. Refer to the “Subsequent Adjustment” section in Note 13 – “Prior Period Restatement.” Excluding the impact of these corrections, the effective tax rate in 2006 was 36.3%

New Accounting Pronouncements

In March 2005, the FASB issued Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement No. 143.” FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. FIN 47 states that a conditional asset retirement obligation is a legal obligation to perform an asset retirement activity in which the timing or method of settlement are conditional upon a future event that may or may not be within control of the entity. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Retrospective application for the interim financial information is permitted but not required. Early adoption of FIN 47 is encouraged. The Company does not expect the adoption to have a material impact on its financial position or results of operations.

In May 2005, the FASB issued FAS No. 154, “Accounting for Changes and Error Corrections – A Replacement of APB Opinion No. 20 and FASB Statement No. 3” (“FAS 154”). FAS 154 requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 (the Company’s fiscal 2007).

In June 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue 05-6, “Determining the Amortization Period for Leasehold Improvements.” EITF 05-6 states that the amortization period that is to be used for a leasehold improvement that is purchased after the inception of a lease should be the lesser of the useful life of the acquired leasehold improvement or a period that reflects renewals that are reasonably assured upon the purchase of the leasehold improvement. EITF 05-6 is effective for periods beginning after June 29, 2005. The Company currently follows the guidance set forth in EITF 05-6; therefore, the adoption of EITF 05-6 will not have an impact on its financial position or results of operations.

In February 2006, the FASB issued FAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment to FASB Statements No. 133 and 144” (FAS 155). FAS 155 simplifies the accounting for certain hybrid financial instruments containing embedded derivatives. FAS 155 allows fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation under FAS 133. In addition, it amends FAS 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The Company will adopt the provisions of FAS 155 beginning in fiscal 2007. The implementation of FAS 155 is not expected to have a material impact on the Company’s consolidated financial statements.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140.” This Statement amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement clarifies when servicing rights should be separately accounted for, requires companies to account for separately recognized servicing rights initially at fair value, and gives companies the option of subsequently accounting for those servicing rights at either fair value or under the amortization method. SFAS 156 is effective for fiscal years beginning after September 15, 2006. The implementation of FAS 156 is not expected to have a material impact on the Company’s consolidated financial statements.

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109.” FIN 48 prescribes a recognition threshold and measurement attribute for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 will require that the financial statements reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values. FIN 48 is effective for annual periods beginning after December 15, 2006 (the Company’s fiscal 2008). The Company has not completed its evaluation of the impact of adopting FIN 48.

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

The components of comprehensive income are as follows:

	Three Months Ended
	September 30,
		2004
	2005	As Restated
Net income	$13,430	$23,019
Unrealized gain on investments, net of tax	16	27
Reclassification adjustment for gains included in net income, net of tax	—	(3,075)
Unrealized gain on foreign currency exchange contracts	64	—
Foreign currency translation adjustment	(74)	(225)

Total comprehensive income	$13,436	$19,746

4.	Per Share Data

Amounts utilized in per share computations for the three months ended September 30, 2005 and 2004 are as follows:

	Three Months Ended
	September 30,
		2004
	2005	As Restated
Weighted average common shares outstanding	118,543	120,000
Assumed conversion of common shares issuable under stock-based compensation plans	1,090	795

Weighted average common and common equivalent shares outstanding	119,633	120,795

The effect of the assumed conversion of the convertible subordinated notes into common stock would be antidilutive and therefore is excluded from the computation of diluted earnings per share.
Certain stock options were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of common shares during the period:

	Three Months Ended
	September 30,
		2004
	2005	As Restated
Number of options excluded	8,415	10,321
Option price per share	$15.05 to $35.30	$14.01 to $35.30
Average market price of common shares for the period	$15.04	$13.92
5.	Share-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued FAS 123R, “Share-Based Payment” that requires companies to expense the value of employee stock purchase plans, stock option grants and similar awards at the beginning of their next fiscal year that begins after June 15, 2005 and requires the use of either the modified prospective or the modified retrospective application method. The Company adopted

FAS 123R on July 1, 2005 under the modified prospective method; as such, prior periods do not include share-based compensation expense related to FAS 123R. The modified prospective method requires the application of FAS 123R to new awards and to awards modified, repurchased or cancelled after the effective date. Additionally, compensation cost for the portion of outstanding awards for which service has not been rendered (such as unvested options) that are outstanding as of the date of adoption are recognized as the remaining services are rendered. The Company recognizes the fair value of stock-based compensation awards in service and operating expense or selling, general and administrative expense based upon the departmental classification of each employee in the condensed consolidated statements of income on a straight-line basis over the vesting period.

The Company’s stock-based compensation primarily consists of the following:

Stock Options: The Company generally grants stock options to employees and directors at exercise prices equal to fair market value of the Company’s stock at the dates of grant. Stock options are typically granted in the first fiscal quarter, generally vest 20% one year from date of grant and 20% each year thereafter and expire 10 years from the date of the award. The Company recognizes compensation expense for the fair value of the stock options on a straight-line basis over the vesting period of each stock option award.

Restricted Stock: The Company awards shares of stock to employees that are restricted. Except for limited exceptions for some non-U.S. employees, the holder of restricted stock has voting rights and is entitled to receive all distributions including any dividends paid with respect to the stock during the period of restriction. The Company recognizes stock compensation expense relating to the issuance of restricted stock based on market price on the date of award over the period during which the restrictions expire, which is generally four years from the date of grant, on a straight-line basis.

Employee Stock Purchase Plan: The Company offers an employee stock purchase plan that grants eligible employees the right to purchase a limited number of shares of common stock each calendar year through payroll deductions at 85% of the lower of either (1) the closing price of the Company’s common stock on the first business day of the plan year (grant date) or (2) the closing price of the Company’s common stock on the last business day of the plan year (exercise date). Compensation expense is based upon the 15% discount and the fair value of the look-back feature under the employee stock purchase plan and is recognized ratably over the plan year, adjusted for withdrawals.

During the three months ended September 30, 2005, the Company recognized $1.9 million of stock-based compensation expense (net of $0.2 million of stock-based compensation expense related to discontinued operations) and $0.4 million in related tax benefits. As of September 30, 2005, the total remaining unrecognized compensation cost related to non-vested stock options and restricted stock awards, net of forfeitures, was approximately $25.4 million and is expected to be recognized over an estimated weighted amortization period of 3.9 years.

The adoption of FAS 123R reduced the Company’s results of operations due to the recognition of share-based compensation expense for stock option and employee stock purchase plan awards as follows:

Three Months Ended
September 30, 2005
FAS 123R effect on:

Income from continuing operations before income taxes	$(949)
Net income	(867)

Basic earnings per share:
Continuing operations	(0.01)
Net income	(0.01)

Diluted earnings per share:
Continuing operations	(0.01)
Net income	(0.01)

Cash flow from financing activity	298
Cash flow from operations	(298)
Prior to July 1, 2005, the Company accounted for its stock options, restricted stock and employee stock purchase plan in accordance with the intrinsic value provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under the applicable provisions of APB 25, compensation expense was recorded for restricted stock awards, and no expense was recorded for the Company’s other stock-based plans.
The following table presents the effect on net income and earnings per share had the Company recognized compensation expense consistent with the fair value provisions of FAS 123, “Accounting for Stock-Based Compensation,” prior to the adoption of FAS 123R:

Three Months Ended
September 30, 2004
As Restated
Net income, as reported	$23,019

Add: Reported stock compensation expense, net of related tax effects	460

Less: Fair value stock compensation expense, net of related tax effects	(4,338)

Pro forma net income	$19,141

Earnings per share:
Basic, as reported	$0.19
Basic, pro forma	0.16

Diluted, as reported	$0.19
Diluted, pro forma	0.16

The fair values of stock options granted during the three months ended September 30, 2005 and 2004 were estimated on the date of grant using the Black-Scholes pricing model with the following assumptions:

	Three Months Ended
	September 30,
		2004
	2005	As Restated
Expected life (in years)	4.08	5.0
Average risk-free interest rate	4.09%	3.66%
Expected volatility	39.6%	40.0%
Expected dividend yield	0.0%	0.0%
The Company determined the expected life of the stock options using historical data. The risk-free interest rate is based on the U.S. treasury spot rates in effect at the time of the grant. Expected volatility was determined using a weighted average of implied market volatility combined with historical volatility. The Company determined that a blend of historical volatility and implied volatility better reflects future market conditions and better indicates expected volatility than purely historical volatility.
The weighted-average estimated fair value of stock options granted during the three months ended September 30, 2005 and 2004 was $5.74 and $6.08 per share, respectively.
The table below presents information related to stock option activity for the three months ended September 30, 2005 and 2004:

	Three Months Ended
	September 30,
		2004
	2005	As Restated
Total intrinsic value of stock options exercised	$761	$775
Total fair value of stock options vested	587	694
Cash received from stock option exercises	2,991	128
Gross income tax benefit from the exercise of stock options	$298	$302
A summary of stock option activity for the three months ended September 30, 2005 is as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Shares	Exercise Price	Term (years)	Value
Outstanding, June 30, 2005	12,651	$19.27	4.82	$5,491
Granted	397	15.01	9.90	—
Exercised	(256)	(11.31)	(3.50)	(938)
Forfeited or expired	(355)	(22.97)	(6.27)	(8)

Outstanding, September 30, 2005	12,437	$19.19	4.58	$4,545

Exercisable, September 30, 2005	10,828	$19.93	4.19	$4,352

A summary of unvested stock option activity for the three months ended September 30, 2005 is as follows:

		Weighted
	Number of	Average Fair
	Shares	Value
Unvested at June 30, 2005	1,486	$5.92
Granted	397	6.99
Vested	(226)	(6.08)
Forfeited or expired	(48)	(5.98)

Unvested at September 30, 2005	1,609	$6.16

A summary of restricted stock activity for the three months ended September 30, 2005 is as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average Fair	Vesting Term	Intrinsic
	Shares	Value	(years)	Value
Unvested at June 30, 2005	691	$14.94	2.75	$10,319
Granted	728	15.15	3.90	11,035
Vested	(175)	(15.07)	—	(2,642)
Forfeited	(5)	(17.13)	(2.00)	(85)

Unvested at September 30, 2005	1,239	$15.04	3.34	$18,627

At September 30, 2005, options to purchase 9.2 million shares were available for grant under the Company’s Stock Option and Restricted Stock Plan. At September 30, 2005, there were 0.8 million shares available for grant under the employee stock purchase plan.

The Company has a policy of utilizing shares held in treasury to satisfy stock option exercises and does not expect to repurchase any additional shares in the open market during fiscal 2006.

6.	Restructuring and Impairment Charges

The Company did not incur any additional restructuring charges in the three months ended September 30, 2005. Restructuring charges of $0.1 million during the three months ended September 30, 2004 were related to the completion of the restructuring of the European mutual fund services operations and were comprised of severance totaling $0.2 million, offset by reversals and currency translation gains of $0.1 million. The following summarizes activity with respect to the Company’s restructuring activities for the three months ended September 30, 2005:

Restructuring accrual at June 30, 2005	$1,240

Cash payments and other	150

Remaining accrual at September 30, 2005:
Employee severance	—
Facility closure	1,090

Total	$1,090

7.	Litigation and Regulatory Investigations

Litigation

Following the Company’s May 17, 2004 announcement regarding the restatement of its financial results for the years ended June 30, 2003, 2002 and 2001 and for the quarters ended December 31 and September 30, 2003 (the “2004 restatement”), seven putative class action and two derivative lawsuits were filed against the Company and certain of its current and former officers in the United States District Court for the Southern

District of New York. By order of the Court, all but one of the putative class actions have been consolidated into a single action, and on October 25, 2004, plaintiffs filed a consolidated amended complaint. The complaint purports to be brought on behalf of all shareholders who purchased the Company’s securities between October 23, 2000 and May 17, 2004 and generally asserts that the Company, certain of its officers and its independent registered public accounting firm allegedly violated the federal securities laws in connection with the purported issuance of false and misleading information concerning the Company’s financial condition. The complaint seeks damages in an unspecified amount as well as unspecified equitable/injunctive relief. On December 23, 2004, the Company, the individual defendants and the Company’s independent registered public accounting firm filed separate motions to dismiss the complaint. On October 28, 2005, the Court dismissed certain claims under the Securities Exchange Act of 1934 as to six of the individual defendants, narrowed certain additional claims against the Company and the individual defendants, and dismissed all claims as to the Company’s independent registered public accounting firm. The Court denied the motions to dismiss in all other respects. The Court granted leave for plaintiffs to file on or before November 14, 2005, an amended complaint addressing the scienter of the individual defendants and the independent registered public accounting firm.

The remaining putative class action purports to be brought on behalf of all persons who acquired BISYS securities from the Company as part of private equity transactions during the period October 23, 2000 to May 17, 2004. The complaint generally asserts that the Company and certain of its officers allegedly violated the federal securities laws in connection with the purported issuance of false and misleading information concerning the Company’s financial condition, and seeks damages in an unspecified amount. On November 29, 2004, plaintiffs filed an amended complaint. By order of the Court, the amended complaint was consolidated into the above complaint.

The Company intends to defend itself vigorously against these claims but is unable to determine the ultimate outcome.

The derivative complaints purport to be brought on behalf of the Company and generally assert that certain officers and directors are liable for alleged breaches of fiduciary duties, abuse of control, gross mismanagement, waste, and unjust enrichment that purportedly occurred between October 23, 2000 and the present. The derivative complaints seek disgorgement, constructive trust, and damages in an unspecified amount. The Court has ordered that the derivative actions be consolidated into a single action. On November 24, 2004, plaintiffs filed a consolidated amended complaint. On January 24, 2005, the Company and the individual defendants filed separate motions to dismiss the complaint. On October 31, 2005, the Court granted defendants’ motions, dismissing on the merits plaintiffs’ claim under Section 304 of the Sarbanes-Oxley Act of 2002 on the grounds that it does not create a private right of action upon which plaintiffs may sue. Having so ruled, the Court also dismissed plaintiffs’ state law claims on the ground that it lacked subject matter jurisdiction over them. Plaintiffs have appealed.

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

BFS has submitted an offer of settlement to the SEC, which has the support of the SEC Staff. If accepted by the Commission, the proposed settlement would resolve the issues with respect to all fund support arrangements that the Company has disclosed to the Staff. The offer of settlement provides for the simultaneous initiation and settlement of an administrative proceeding through the entry of an administrative order. The order would set forth the SEC’s findings that BFS aided and abetted violations of Sections 206(1) and 206(2) of the Investment Advisers Act, Sections 12(b) and 34(b) of the Investment Company Act and SEC Rule 12(b)-1(d). These rules and regulations prohibit investment advisers from employing any device, scheme or artifice to defraud and from engaging in any course of business that would operate as a fraud, prohibit untrue statements or omissions of material facts in certain documents filed with the SEC, and regulate the circumstances under which open-end mutual funds may participate in the distribution of the securities that they issue. Without admitting or denying the SEC’s findings, BFS would consent to cease and desist from aiding and abetting or causing any violations of the referenced provisions of the federal securities laws and related SEC rules. The order would also require disgorgement and payment of prejudgment interest and a penalty, as well as certain undertakings by BFS. The Staff has not yet presented the offer of settlement to the Commission for approval and no assurance can be given that such approval will be granted. The Company is continuing to cooperate with the SEC in this matter.

The Company has recorded an estimated liability of $21.1 million as of September 30, 2005 (originally established during the quarter ended March 31, 2005), representing expected amounts to be paid as part of a settlement. The $21.1 million expected settlement amount is comprised of an estimated $9.7 million disgorgement, an estimated fine of $10 million and prejudgment interest of $1.4 million.

The Company recorded the following expenses related to estimated settlement costs and legal fees in connection with the aforementioned litigation and investigatory matters for the three months ended September 30, 2005 and 2004:

	Three Months Ended
	September 30,
		2004
	2005	As Restated
Litigation matters	$4,278	$381
Regulatory settlement	164	—

	$4,442	$381

In February 2006, we reached an agreement regarding coverage with our insurance carriers that resulted in an insurance recoverable of approximately $9 million for certain legal expenses incurred by the Company through August 2005 in connection with the aforementioned litigation and investigatory matters. Amounts recoverable under the agreement will be recognized as a reduction to legal expenses in the quarter ended March 31, 2006.
Legal fees and related costs for litigation arising in the ordinary course of business, and exclusive of the specific aforementioned litigation and investigatory matters, are included in the caption, “Selling, general and administrative” in the accompanying consolidated statements of income.

8.	Goodwill and Intangible Assets

Goodwill

The changes in carrying amount of goodwill by business segment for the three months ended September 30, 2005 were as follows:

	Investment	Insurance
	Services	Services	Total
Balance, June 30, 2005	$362,063	$355,406	$717,469
Additions	—	—	—
Dispositions	—	—	—
Adjustments to previous acquisitions	—	(248)	(248)

Balance, September 30, 2005	$362,063	$355,158	$717,221

Intangible Assets
At September 30, 2005, intangible assets were comprised of the following:

	Gross Carrying	Accumulated	Net Book
	Amount	Amortization	Value
Capitalized software	$57,503	$(31,074)	$26,429
Customer related	185,028	(61,898)	123,130
Non-compete agreements	20,799	(13,153)	7,646
Other	5,195	(3,459)	1,736

Total	$268,525	$(109,584)	$158,941

At June 30, 2005, intangible assets were comprised of the following:

	Gross Carrying	Accumulated	Net Book
	Amount	Amortization	Value
Capitalized software	$55,565	$(28,697)	$26,868
Customer related	185,028	(56,563)	128,465
Non-compete agreements	20,799	(12,296)	8,503
Other	5,195	(3,302)	1,893

Total	$266,587	$(100,858)	$165,729

All of the Company’s intangible assets are subject to amortization. Amortization expense for intangible assets was $8.7 million for the three months ended September 30, 2005 and $31.9 million for the year ended June 30, 2005. Estimated annual amortization expense is $34.7 million in 2006, $30.8 million in 2007, $27.3 million in 2008, $23.2 million in 2009, and $19.3 million in 2010.

9.	Borrowings

In March 2004, the Company entered into a four-year senior unsecured credit facility with a syndicate of lenders (the “2004 facility”). The 2004 facility initially contained a $300 million revolving line of credit facility and a $100 million term loan that was created to support working capital requirements, repurchases of the Company’s common stock, and the funding of acquisitions. In September 2005, the revolving facility was reduced to $150 million and a portion of the $100 million term loan was prepaid pursuant to an agreement with the lenders. The balance of the term loan was repaid in full in December 2005.

Outstanding borrowings under the 2004 facility bore interest at prime or, at the Company’s option, LIBOR plus a margin. The credit agreement required the Company to pay an annual facility fee of 0.30% on the total revolving credit commitment. The facility was guaranteed by certain subsidiaries of The BISYS Group, Inc. The Company could borrow under the revolving credit facility through March 2008 up to $300 million, reduced by any outstanding letters of credit ($4.5 million at September 30, 2005). The $100 million term loan had quarterly principal payments commencing on June 30, 2005 with a final maturity of March 31, 2008. Interest was payable quarterly for prime rate borrowings or at maturity for LIBOR borrowings, which range from 30 to 180 days.

The credit agreement required the Company to maintain certain financial covenants and limits the Company’s ability to incur future indebtedness and to pay dividends. As of September 30, 2005, no amounts were permitted for the payment of cash dividends. In May 2005, a default occurred under the 2004 facility due to the Company’s failure to timely file its Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 and its failure to deliver the related compliance certificate for such fiscal quarter. On June 14, 2005, the Company obtained a consent and waiver from the lenders under the 2004 facility, which extended the cure period arising from these defaults to August 1, 2005. As a condition of the waiver, additional borrowings under the revolving line of credit were not permitted until the default was cured. After obtaining additional consents and waivers from the lenders subsequent to June 30, 2005, the 2004 facility was eventually terminated by the Company in January 2006 and replaced with a new interim credit facility (see “Establishment of New Credit Facility” below).

In March 2001, the Company issued $300 million of convertible subordinated notes (the “Notes”) due March 15, 2006. The Notes bore interest at 4% and required semi- annual interest payments. The Notes were convertible at any time at the option of the holder into shares of the Company’s common stock at a conversion price of $33.39 per share, subject to adjustment under certain conditions. In March 2006, the Company used the net proceeds from the sale of the Information Services segment for the repayment of the Notes (see Note 12 – “Discontinued Operations”).

Debt outstanding at September 30, 2005 and June 30, 2005 is as follows:

	September 30, 2005	June 30, 2005
Senior credit facility, term loan, at a rate of 5.563% and 4.375%, respectively	$53,750	$93,750

Convertible subordinated 4% notes	300,000	300,000

Capital lease obligations	5,873	6,050

	359,623	399,800

Less amounts due within one year	355,472	395,443

Long-term debt	$4,151	$4,357

Establishment of New Credit Facility

In January 2006, the Company entered into a Credit Agreement with a syndicate of lenders, providing for (i) an interim revolving credit facility in an aggregate amount of up to $100 million (the “Revolver”) and (ii) an interim term loan in an aggregate amount of up to $300 million (the “Term Loan”; together with the Revolver, the “Interim Facility”). The maturity date of the Interim Facility is January 2, 2007. The proceeds of the Revolver may be used for working capital and other corporate purposes. The Term Loan commitment was subsequently cancelled since the proceeds were no longer required to repay the $300 million of Notes.

The Interim Facility bears interest at (i) a base rate equal to the higher of the bank’s prime lending rate or the applicable federal funds rate plus 0.5%, or (ii) at an applicable margin above the Eurodollar rate. The amount of the applicable margin is 1.25%, and the commitment fee on the unborrowed funds available under the Revolver is 0.25%.

The loans under the Interim Facility are guaranteed by certain of the Company’s significant subsidiaries. As of the date of this filing there were no balances outstanding on the Revolver and the Term Loan commitment has been terminated. The Credit Agreement contains various representations, warranties and covenants generally consistent with the 2004 credit facility. Financial covenants require the Company to meet certain financial tests on an on-going basis, including minimum net worth, minimum fixed charge coverage ratio, and total leverage ratio, based upon its consolidated financial results. On July 21, 2006 the Company received a waiver from its lender under the Interim Facility, which waived the Company’s default resulting from its failure to deliver financial statements for the quarters ended December 31, 2005 and March 31, 2006 in a timely manner and failure to deliver the related compliance certificates for such periods. The Company has delivered the required financial statements and compliance certificate for the quarter ended December 31, 2005 to its lender and is now required to deliver its financial statements and compliance certificate for the quarter ended March 31, 2006 on or before September 5, 2006.

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

10.	Derivative Financial Instruments

The Company has entered into foreign currency forward contracts to manage risks associated with fluctuations in foreign currency exchange rates related to specifically identified operating expenses. At September 30, 2005, the outstanding contracts total $1.4 million in notional value and require the Company to purchase currencies at specified rates over the next four months. The instruments are accounted for as foreign currency cash flow hedges of specifically identified euro-denominated operating expenses. Changes in the fair value of these instruments are carried in other comprehensive income and are reclassified to service and operating expenses when the underlying hedged operating expenses are recognized.

11.	Segment Information

The Company provides business outsourcing solutions to financial institutions and other financial organizations. The Company’s continuing operations have been classified into two business segments: Investment Services and Insurance Services.

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

Summarized financial information by business segment and for corporate operations for the three months ended September 30, 2005 and 2004 is presented below. Measures used to assess segment performance include revenues and operating earnings, exclusive of restructuring and impairment charges and litigation and regulatory settlements (including related legal fees). Segment operating earnings exclude restructuring and impairment charges and litigation and regulatory settlements for specific matters described in Note 7 since they are not allocated to the segments for internal evaluation purposes. While these items are identifiable to the business segments, they are not included in the measurement of segment operating earnings provided to the chief operating decision maker for purposes of assessing segment performance and decision making with respect to resource allocation. Legal expenses for other litigation matters arising in the normal course of business are included with operating earnings of the reportable segments and corporate.

	Three Months Ended
	September 30,
		2004
	2005	As Restated
Revenues:
Investment Services	$149,277	$150,560
Insurance Services	56,397	56,840

Total consolidated revenues	$205,674	$207,400

Operating earnings for reportable segments:
Investment Services	$19,447	$20,096
Insurance Services	12,844	13,142

Total	$32,291	$33,238

Less:

Corporate expenses	9,169	6,935

Restructuring and impairment charges (reversals):
Investment Services	$—	$112
Insurance Services	—	—
Corporate	—	(5)

Total restructuring and impairment charges	$—	$107

Litigation and regulatory settlements:
Investment Services	$164	$—
Insurance Services	730	381
Corporate	3,548	—

Total litigation and regulatory settlements	$4,442	$381

Total consolidated operating earnings	$18,680	$25,815

12.	Discontinued Operations

On September 15, 2005, the Company entered into an agreement to sell its Information Services segment, which includes Banking Solutions and Document Solutions divisions, to Open Solutions Inc. for approximately $470 million in cash, subject to final working capital and other adjustments. The transaction closed on March 3, 2006, and the Company recognized a gain of approximately $200 million. On April 21, 2005, the Company completed the sale of its Education Services business to Kaplan Professional, a division of Kaplan, Inc. (“Kaplan”). Kaplan acquired all of the outstanding shares of BISYS Education Services Inc., a subsidiary of The BISYS Group, Inc., for approximately $51 million in cash, payable at closing. The Company did not realize a material gain or loss as a result of this transaction.

The assets and liabilities, results of operations and cash flows of the Information Services segment and the Education Services business have been accounted for as discontinued operations for all periods presented in the accompanying condensed consolidated financial statements.

Financial information for discontinued operations is summarized below:

	Three months ended
	September 30,
		2004
	2005	As Restated
Revenues	$50,836	$62,207

Income before income taxes	10,257	10,864
Applicable income taxes	6,445	4,310

Income from discontinued operations, net of tax	$3,812	$6,554

Major classes of assets and liabilities of the Information Services segment accounted for as discontinued operations in the accompanying condensed consolidated balance sheet at September 30, 2005 and June 30, 2005 were as follows:

	September 30,	June 30,
	2005	2005
Accounts receivable	$27,364	$28,573
Other current assets	4,839	4,080

Total current assets	32,203	32,653
Property and equipment	16,225	12,929
Goodwill	34,946	34,946
Intangible assets	85,377	81,334
Other assets	4,813	4,987

Total assets of discontinued operations	$173,564	$166,849

Current maturities of long-term debt	$5,306	$4,461
Other current liabilities	43,663	49,266

Total current liabilities	48,969	53,727
Long-term debt	7,380	5,992
Deferred revenue	35,187	34,651

Total liabilities of discontinued operations	$91,536	$94,370

13.	Prior Period Restatement

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

The Company restated its financial results for the fiscal years ended June 30, 2004 and 2003 and the first two quarters in fiscal 2005. The adjustments generally fell into the following six categories: adjustments in connection with (1) revenue recognition issues, including recognition of revenue and deferred revenue from newly acquired customer contracts, service bureau hosting arrangements, software sales and the presentation of gross versus net revenue recognition for certain fund services activities; (2) accounting for business combinations and divestitures, including capitalization of certain acquisition costs, charges to merger and divestiture related accruals, recognition of certain merger related cash flows as revenue, recognition of divestiture related gains and operating expenses, and amortization costs for acquired intangible assets; (3) accounting for vendor rebates and other non-routine transactions, including expenses incurred in connection with legal and contractual settlements and with certain fund services marketing arrangements; (4) accounting for leases, including the recognition of escalating lease payments, the recognition of lease incentives, and the capitalization of equipment lease obligations; (5) accounting for insurance commissions payable; and (6) other miscellaneous errors. Additionally, adjustments were also recorded for the tax effects of the restatement adjustments and miscellaneous tax related errors. The net impact of the restatement on net income for each of the relevant periods is set forth below:

	Six months
	ended
	December 31,	Years Ended June 30,
	2004	2004	2003	Pre-2003	Total
Net income, as previously reported	$43,606	$63,580	$98,243

Pretax restatement adjustments:
Revenue recognition issues	2,435	7,753	(18,918)	$(46,430)	$(55,160)
Business combinations and divestitures	(836)	(5,765)	(6,636)	(22,562)	(35,799)
Vendor rebates and other non-routine transactions	3,035	4,728	(4,299)	(8,842)	(5,378)
Leases	(408)	(1,872)	(1,019)	(4,977)	(8,276)
Insurance commissions payable	1,957	(2,541)	(489)	(455)	(1,528)
Other miscellaneous	847	3,453	(1,285)	(5,593)	(2,578)

Total pretax restatement adjustments	7,030	5,756	(32,646)	(88,859)	(108,719)
Tax effect of restatement adjustments	2,509	2,361	(11,687)	(31,822)	(38,639)
Restatement adjustments for tax matters	—	(3,156)	—	—	(3,156)

Effect of net restatement adjustments	4,521	6,551	(20,959)	$(57,037)	$(66,924)

Net income, as restated	$48,127	$70,131	$77,284

Based upon its investigation and analysis, the Company identified accounting adjustments resulting in a reduction of approximately $66.9 million in stockholders’ equity at December 31, 2004, representing, at the time, the date of our last previously reported financial statement. A more detailed description of these adjustments is set forth in Note 3 to our consolidated financial statements included in the Company’s 2005 Annual Report on Form 10-K.

For the three months ended September 30, 2004, the net impact of the restatement on net income was an increase of $1.3 million. The following table sets forth the effects of the restatement adjustments as discussed above on the Condensed Consolidated Statement of Income for the three months ended September 30, 2004.

	Three Months Ended
	September 30, 2004
			As Restated with
	As Previously		Discontinued
	Reported	As Restated	Operations*
Revenues	$268,129	$269,607	$207,400

Operating costs and expenses:
Service and operating	174,339	168,360	138,392
Selling, general and administrative	42,615	43,131	31,720
Depreciation and amortization	16,015	20,846	10,985
Restructuring and impairment charges	107	107	107
Litigation and regulatory settlements	381	381	381

Total operating costs and expenses	233,457	232,825	181,585

Operating earnings	34,672	36,782	25,815
Interest income	480	480	480
Interest expense	(4,851)	(4,839)	(4,736)
Investment gains and other	4,193	4,296	4,296

Income from continuing operations before income taxes	34,494	36,719	25,855
Income taxes	12,763	13,700	9,390

Income from continuing operations	21,731	23,019	16,465

Income from discontinued operations, net of tax	—	—	6,554

Net income	$21,731	$23,019	$23,019

Basic earnings per share:
Continuing operations	$0.18	$0.19	$0.14
Discontinued operations	—	—	0.05

Total basic earnings per share	$0.18	$0.19	$0.19

Diluted earnings per share:
Continuing operations	$0.18	$0.19	$0.14
Discontinued operations	—	—	0.05

Total diluted earnings per share	$0.18	$0.19	$0.19

*	Refer to Note 12 for a full description of Discontinued Operations
Subsequent Adjustment

As discussed in its Form 8-K filed on June 13, 2006, the Company, in connection with its review of its restated financial statements with the Securities and Exchange Commission, discovered additional accounting errors in its restated financial statements previously filed in its annual report on Form 10-K for the fiscal year ended June 30, 2005. The errors were associated with the Company’s accounting for certain acquisitions in its Life Insurance business during 2001 through 2003. The Company assessed the materiality of these errors in relation to the prior annual periods and the cumulative impact of the errors to the quarter ended September 30, 2005 and to its expected full year results of operations for fiscal 2006 and concluded that the errors were not material to the results of operations or financial condition of the Company in any period. The Company recorded the cumulative impact of the correction of these errors as an adjustment in the quarter ended September 30, 2005. The adjustment reduced operating earnings by $1.1 million and reduced net income (and goodwill) after tax by $0.2 million.

14.	Subsequent Event

The Company evaluated the provisions of the American Jobs Creation Act of 2004 (the “AJCA”), which includes a temporary incentive for U.S. multinationals to repatriate foreign earnings at a substantially reduced effective tax rate. The Company completed its evaluation and repatriated $22.7 million in November 2005 and $11.0 million in June 2006 from certain of its foreign subsidiaries under the AJCA. The Company recorded tax charges of $1.3 million in November 2005 and $0.6 million in June 2006 for this repatriation.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Throughout this discussion and analysis of financial condition and results of operations, all referenced amounts for prior periods and prior period comparisons reflect the balances and amounts on a restated basis as described in the “Explanatory Note” in the forepart of this Quarterly Report on Form 10-Q and in Note 13 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this report. Accordingly, some of the data set forth in this section is not comparable to discussions and data in our previously filed reports for the corresponding periods.
Business Overview
We provide outsourcing solutions that enable investment firms, insurance companies, and banks to more efficiently serve their customers, grow their businesses, and respond to evolving regulatory requirements. We currently support over 1,000 clients in the financial services industry through two business segments: Investment Services and Insurance Services.
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
Results of Operations
On September 15, 2005, the Company entered into an agreement to sell its Information Services segment, which includes the Banking Solutions and Document Solutions divisions, to Open Solutions Inc. for approximately $470 million in cash, subject to final working capital and other adjustments. The transaction closed on March 3, 2006, and the Company recognized a gain of approximately $200 million. On April 21, 2005, we completed the sale of our Education Services business to Kaplan Professional, a division of Kaplan, Inc. (“Kaplan”). Kaplan acquired all of the outstanding shares of BISYS Education Services Inc., a subsidiary of The BISYS Group, Inc., for approximately $51 million in cash, payable at closing. The company did not realize a material gain or loss as a result of this transaction. In accordance with FAS No. 144 (“FAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” the financial results of our Information Services segment and Education Services business are reported as discontinued operations for all periods presented. Accordingly, historical amounts are reflected exclusive of discontinued operations.

The following table presents the percentage of revenues represented by each item in our condensed consolidated statements of income for the periods indicated:

	Three Months Ended
	September 30,
		2004
	2005	As Restated

Revenues	100%	100%

Operating costs and expenses:
Service and operating	64.6	66.7
Selling, general and administrative	18.3	15.3
Depreciation and amortization	5.8	5.3
Restructuring and impairment charges	—	0.1
Litigation and regulatory settlements	2.2	0.2

Total operating costs and expenses	90.9	87.6

Operating earnings	9.1	12.4
Interest income	0.7	0.2
Interest expense	(2.8)	(2.2)
Investment gains (losses) and other	—	2.1

Income from continuing operations before income taxes	7.0	12.5
Income taxes	2.3	4.6

Income from continuing operations	4.7	7.9

Income from discontinued operations, net of tax	1.8	3.2

Net income	6.5%	11.1%

Comparison of the Three Months Ended September 30, 2005 with the Three Months Ended September 30, 2004
Continuing Operations
Revenues declined 0.8% from $207.4 million for the three months ended September 30, 2004 to $205.7 million for the three months ended September 30, 2005. Revenues were impacted by the loss of two significant fund services clients in our Investment Services segment. This contributed to negative internal revenue growth (excluding acquisitions and divestitures) of (3.3)% for the three months ended September 30, 2005 versus the same period in the prior year. Revenue growth from acquisitions, net of the impact of dispositions, approximated $4.9 million, offsetting somewhat the decline in revenue growth.
Service and operating expenses decreased 3.9% from $138.4 million for the three months ended September 30, 2004 to $132.9 million for the three months ended September 30, 2005 and decreased as a percentage of revenues from 66.7% to 64.6%. The dollar decrease was primarily the result of the loss of two large Fund Services clients and the exit of certain marketing and distribution arrangements, coupled with lower costs resulting from the sale of a broker-dealer subsidiary and the restructuring of our European mutual fund services operations, both of which were completed in the prior fiscal year. Lower costs were somewhat offset due to the inclusion of RK Consulting, a business we did not own in the year ago quarter, and higher headcount-related costs in our Private Equity and Hedge Fund Services divisions as we continue to invest in these high growth businesses.
Selling, general and administrative expenses increased 18.6% from $31.7 million for the three months ended September 30, 2004 to $37.6 million for the three months ended September 30, 2005 and increased as a percentage of revenues from 15.3% to 18.3%. The dollar increase was primarily due to additional costs incurred in connection with the ongoing regulatory investigations and the inclusion of RK Consulting, a business we did not own in the year ago quarter.
The provision for income taxes of $4.7 million and $9.4 million for the three months ended September 30, 2005 and 2004, respectively, represent an effective tax rate of 33.0% in 2005 and 36.3% in 2004. For the three months ended September 30, 2005, the effective tax rate was impacted by permanent differences associated with certain error corrections in the Life Insurance business. Refer to the “Subsequent Adjustment” section in Note 13 — “Prior Period Restatement.” Excluding the impact of these corrections, the effective tax rate in 2006 was 36.3%
At September 30, 2005, deferred income taxes of $10.3 million have not been provided on the undistributed earnings of foreign subsidiaries as such earnings will continue to be reinvested in the foreseeable future. However, subsequent to September 30, 2005, we evaluated the provisions of the American Jobs Creation Act of 2004 (the “AJCA”), which includes a temporary incentive for U.S. multinationals to repatriate foreign earnings at a substantially reduced effective tax rate. We completed our evaluation and repatriated $22.7 million in November 2005 and $11.0 million in June 2006 from certain of our foreign subsidiaries under the AJCA. We recorded tax charges of $1.3 million in November 2005 and $0.6 million in June 2006 for this repatriation.
Operating margins were 9.1% and 12.4% for the three months ended September 30, 2005 and 2004, respectively. Operating earnings decreased by $7.1 million to $18.7 million for the three months ended September 30, 2005 compared to $25.8 million for the same period in the prior year. The margin decline and dollar decrease were primarily due to additional charges for litigation and regulatory settlements and additional corporate expenses attributable to the ongoing regulatory investigations, Sarbanes Oxley implementation costs, and other legal and accounting fees.
Operating earnings, excluding restructuring and impairment charges and litigation and regulatory settlements, resulted in margins of 11.2% and 12.7% for the three months ended September 30, 2005 and 2004, respectively. The margin decrease was primarily the result of additional corporate expenses attributable to the ongoing regulatory investigations, Sarbanes Oxley implementation costs, and other legal and accounting fees. The Company does not believe inflation has had a material impact on sales or operating results during periods covered in this discussion.
Discontinued Operations
See Note 12 — “Discontinued Operations.”
Restructuring and Impairment Charges
The Company did not incur any restructuring charges in the three months ended September 30, 2005. Restructuring charges of $0.1 million during the three months ended September 30, 2004 were related to the completion of the restructuring of the European mutual fund services operations and were comprised of severance totaling $0.2 million, offset by reversals and currency translation gains of $0.1 million. The following summarizes activity with respect to the Company’s restructuring activities for the three months ended September 30, 2005:

Restructuring accrual at June 30, 2005	$1,240

Cash payments and other	150

Remaining accrual at September 30, 2005:
Employee severance	—
Facility closure	1,090

Total	$1,090

Litigation and Regulatory Settlements
We are currently subject to legal proceedings and claims, including class action lawsuits and a shareholder derivative lawsuit, and regulatory investigations. See Part II, Item 1, “Legal Proceedings,” and Note 7 — “Litigation and Regulatory Investigations.”

We expensed the following amounts related to estimated settlement costs and legal fees in connection with the aforementioned litigation and investigatory matters for the three months ended September 30, 2005 and 2004:

	Three Months Ended
	September 30,
		2004
	2005	As Restated
Litigation matters	$4,278	$381
Regulatory settlements	164	—

	$4,442	$381

In February 2006, we reached an agreement regarding coverage with our insurance carriers that resulted in an insurance recoverable of approximately $9 million for certain legal expenses incurred by the Company through August 2005 in connection with the aforementioned litigation and investigatory matters. Amounts recoverable under the agreement will be recognized as a reduction to legal expenses in the quarter ended March 31, 2006.
Legal fees and related costs for litigation arising in the ordinary course of business, and exclusive of the specific aforementioned litigation and investigatory matters, are included in the caption, “Selling, general and administrative” in the accompanying consolidated statements of income.
Segment Information
The following table sets forth revenue and operating income by business segment and for corporate operations for the three months ended September 30, 2005 and 2004. Measures used to assess segment performance include revenues and operating earnings, exclusive of restructuring and impairment charges and litigation and regulatory settlements (including related legal fees). Segment operating earnings exclude restructuring and impairment charges and litigation and regulatory settlements since they are not allocated to the segments for internal evaluation purposes. While these items are identifiable to the business segments, they are not included in the measurement of segment operating earnings provided to the chief operating decision maker for purposes of assessing segment performance and decision making with respect to resource allocation.

	Three Months Ended
	September 30,
		2004
	2005	As Restated
Revenues:
Investment Services	$149,277	$150,560
Insurance Services	56,397	56,840

Total consolidated revenues	$205,674	$207,400

Operating earnings for reportable segments:
Investment Services	$19,447	$20,096
Insurance Services	12,844	13,142

Total	$32,291	$33,238

Less:

Corporate expenses	9,169	6,935

Restructuring and impairment charges (reversals):
Investment Services	$—	$112
Insurance Services	—	—
Corporate	—	(5)

Total restructuring and impairment charges	$—	$107

Litigation and regulatory settlements:
Investment Services	$164	$—
Insurance Services	730	381
Corporate	3,548	—

Total litigation and regulatory settlements	$4,442	$381

Total consolidated operating earnings	$18,680	$25,815

Operating margins:
Investment Services	13.0%	13.4%
Insurance Services	22.8%	23.1%
Internal revenue growth (excluding acquisitions and divestitures) for Investment Services and Insurance Services approximated (4.3)% and (0.8)%, respectively, during the three months ended September 30, 2005 over the same period in the prior year.
Revenue in the Investment Services business segment decreased $1.3 million, or 0.9%, during the three months ended September 30, 2005, over the same period in the prior year. The decline in revenue was primarily the result of the loss of two significant clients in the Fund Services business as one client was acquired and subsequently migrated to the acquirer’s in-house solution and the other client exited the mutual fund business. In addition, revenue in the Fund Services business was negatively impacted by the sale of Boston Institutional Services, Inc. (a broker dealer subsidiary) in April 2005, the termination of certain marketing and distribution arrangements, and a difficult selling environment for larger funds. The strong revenue growth in the remaining Investment Services businesses was not enough to offset this decline. Revenue related to RK Consulting, acquired in January 2005, approximated $10.0 million for the three months ended September 30, 2005. Operating income in the Investment Services business segment decreased $0.6 million, or 3.2%, during the fiscal first quarter. Operating margins were 13.0% and 13.4% for the three months ended September 30, 2005 and 2004, respectively. The margin decreased primarily due to the loss of the two large fund clients, somewhat offset by positive margin increases in both hedge fund and private equity businesses. For the full fiscal year 2006, margins in the Investment Services segment are expected to decline slightly relative to the 2006 fiscal first quarter results, and internal revenue growth (decline) as a percentage is expected to range in the low negative single digits.
Revenue in the Insurance Services business segment decreased $0.4 million, or 0.8%, during the three months ended September 30, 2005, over the same period in the prior year. Operating income in the Insurance Services business segment decreased $0.3 million, or 2.3%, during the fiscal first quarter. Operating margins were 22.8% and 23.1% for the three months ended September 30, 2005 and 2004, respectively. The margin decrease was primarily due to the impact of a $1.1 million adjustment relating to the correction of certain errors in the Life Insurance business which more than offset the positive impact from changes in business mix during the quarter (see the “Subsequent Adjustment” section in Note 13 — “Prior Period Restatement.”). For the full fiscal year 2006, internal revenue growth as a percentage is expected to range in the low single digits, and margins in the Insurance Services business segment is expected to improve marginally relative to the 2006 fiscal first quarter results.
Corporate operations represent charges for our human resources, legal, accounting and finance functions, and various other unallocated overhead charges. Corporate expenses of $9.2 million for the three months ended September 30, 2005 increased from $6.9 million in the same period last year primarily due to additional professional fees incurred in connection with the ongoing regulatory investigations.
Financial Condition
At September 30, 2005 and June 30, 2005, we had cash and cash equivalents of $124.3 million and $172.3 million, respectively. Cash and cash equivalents held outside the U.S. at September 30, 2005 and June 30, 2005 amounted to $67 million and $61 million, respectively. Stockholders’ equity increased to $712.6 million at September 30, 2005 from $690.0 million at June 30, 2005, principally due to net income, the repayment of notes from stockholders, and the utilization of treasury stock for stock option exercises.
Capital expenditures, including capitalized software costs, were $5.0 million for the three months ended September 30, 2005.
Liquidity and Capital Resources
We believe that our existing sources of liquidity together with cash expected to be generated from operations will be sufficient to fund our anticipated capital expenditures, working capital and other financing requirements for at least the next twelve months. At September 30, 2005, we had negative working capital of $271 million as a result of the $300 million of outstanding 4% convertible subordinated notes that are due in March 2006. In March 2006, we used the net proceeds from the sale of the Information Services segment for the repayment of these notes (see Note 12 — “Discontinued Operations”).
At September 30, 2005, we had no outstanding borrowings against our $150 million revolving credit facility and $54 million outstanding under the term loan portion of the credit facility (which was repaid in full in December 2005). The term loan bore interest at LIBOR plus a margin of 1.75% (5.5625% at September 30, 2005). The facility was created to support our working capital requirements, repurchase our common stock, and fund our acquisitions. At September 30, 2005, we had $4.5 million outstanding in letters of credit and $300 million of outstanding 4% convertible subordinated notes due March 2006. Our debt ratio (total debt/total debt plus equity) was 0.34 at September 30, 2005, and our maximum debt ratio may not exceed 0.50 under the terms of the revolving credit facility.
The credit agreement required us to maintain certain financial covenants and limited our ability to incur future indebtedness and to pay dividends. As of September 30, 2005, no amounts were permitted for the payment of cash dividends. In May 2005, a default occurred under the 2004 facility resulting from our failure to timely file our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 and our failure to deliver the related compliance certificate for such fiscal quarter. On June 14, 2005, we obtained a consent and waiver from the lenders under the 2004 facility, which extended the cure period arising from these defaults to August 1, 2005. After obtaining additional consents and waivers from the lenders subsequent to June 30, 2005, the 2004 facility was eventually terminated by us in January 2006 and replaced with a new interim credit facility (see Note 9 — “Borrowings”). As a condition of the waivers, additional borrowings under the revolving line of credit were not permitted until the default was cured.

In January 2006, we entered into a Credit Agreement with a syndicate of lenders, providing for (i) an interim revolving credit facility in an aggregate amount of up to $100 million (the “Revolver”) and (ii) an interim term loan in an aggregate amount of up to $300 million (the “Term Loan,” together with the Revolver, the “Interim Facility”). The maturity date of the Interim Facility is January 2, 2007. The proceeds of the Revolver may be used for working capital and other corporate purposes. The Term Loan commitment was subsequently cancelled since the proceeds were no longer required to repay the $300 million of Notes. On July 21, 2006 the Company received a consent and waiver from the lender associated with the Interim Facility which extends the cure period of the Company’s default resulting from its failure to file its Quarterly Report on Form 10-Q for the quarters ended December 31, 2005 and March 31, 2006 in a timely manner and failure to deliver the related compliance certificates for such periods. The waiver extends the cure period to August 15, 2006 and September 5, 2006 for the fiscal quarters ended December 31, 2005 and March 31, 2006, respectively.
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
Accounts receivable represented 45 and 41 days sales outstanding (DSO) at September 30, 2005 and 2004, respectively, based on quarterly revenues. The calculation of DSO for accounts receivable excludes insurance premiums and commissions receivable arising from our insurance-related businesses. DSO is less relevant for this type of receivable because it includes premiums that are ultimately remitted to the insurer and not recognized as revenue. Additionally, certain life insurance commissions due from insurance carriers have customary payment terms of up to twelve months. We perform credit evaluations of our customers in conjunction with our new business development processes. The customers are assessed for credit worthiness based on their financial position, and payment terms are generally negotiated at the time contracts are signed. We regularly evaluate our accounts receivable position relative to our revenues and monitor our accounts receivable aging as part of managing our receivable portfolio. Credit risk is generally mitigated by reasonably short payment terms, the nature of our customers (e.g., commercial banks, multi-line financial institutions, mutual funds, and insurance carriers) and our large and diverse customer base. We generally do not require collateral for accounts receivable and maintained an allowance for doubtful accounts of $3.5 million at September 30, 2005.
For the three months ended September 30, 2005, operating activities provided cash of $10.5 million, $4.6 million utilized by continuing operations and $15.1 million provided by discontinued operations. Net income from continuing operations totaled $9.6 million, with depreciation and amortization of $12.0 million, other non-cash charges of $1.5 million, offset by changes in working capital items of $27.7 million. Investing activities used cash of $19.4 million, including $5.0 million of capital expenditures and $13.7 million of net cash used in investing activities from discontinued operations. Financing activities used cash of $39.1 million, including net payments of short-term borrowings of $40.0 million and repurchases of our stock of $0.8 million, offset by proceeds from exercise of stock options of $3.0 million and repayment of notes receivable from shareholders of $3.7 million.
Repurchases of our common stock have occurred and are expected to continue to occur from time to time in the open market to offset the possible dilutive effect of shares issued under employee benefit plans, for possible use in future acquisitions, and for general and other corporate purposes. The following table presents stock repurchase activity during the three months ended September 30, 2005 and the year ended June 30, 2005 under programs authorized by the Board of Directors, disclosing total shares repurchased under each program and the associated cost. Upon authorization of each new stock repurchase program, the former program is superseded and replaced. The current repurchase program has no set expiration date. In addition to shares purchased in the open market under the buy-back program, the Company also purchases shares of common stock held by employees who wish to tender owned shares to satisfy tax withholding on restricted stock vesting and Rabbi Trust distributions. In March 2005, we suspended our open market stock repurchase program and do not currently expect to engage in further stock repurchase activity under the program until the Company becomes current in its financial reporting obligations. All of the shares purchased in the quarter ended September 30, 2005 were surrendered to the Company by employees in order to satisfy tax withholding obligations.

	Three Months Ended		Year Ended
	September 30, 2005		June 30, 2005
	Shares	Cost	Shares	Cost
Purchases of equity securities	54	$824	3,149	$45,755
Critical Accounting Policies
Our consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect reported amounts of assets, liabilities, revenues and expenses. We continually evaluate the accounting policies and estimates used to prepare the consolidated financial statements. The estimates are based on historical experience and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by management. Certain accounting policies that require significant management estimates and are deemed critical to our results of operations or financial position are discussed in our Annual Report to Stockholders for the fiscal year ended June 30, 2005 in the Critical Accounting Policies section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.
New Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board (“FASB”) issued FAS 123R, “Share-Based Payment” that requires companies to expense the value of employee stock purchase plans, stock option grants and similar awards at the beginning of their next fiscal year that begins after June 15, 2005 and requires the use of either the modified prospective or the modified retrospective application method. We adopted FAS 123R on July 1, 2005 under the modified prospective method; as such, prior periods do not include share-based compensation expense related to FAS 123R. The modified prospective method requires the application of FAS 123R to new awards and to awards modified, repurchased or cancelled after the effective date. Additionally, compensation cost for the portion of outstanding awards for which service has not been rendered (such as unvested options) that are outstanding as of the date of adoption are recognized as the remaining services are rendered. We recognize the fair value of stock-based compensation awards in service and operating expense or selling, general and administrative expense based upon the departmental classification of each employee in the condensed consolidated statements of income on a straight-line basis over the vesting period. Refer to Note 4 — “Share-Based Compensation” for a full description of the adoption’s impact to our financial position and results of operations.
In March 2005, the FASB issued Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement No. 143.” FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. FIN 47 states that a conditional asset retirement obligation is a legal obligation to perform an asset retirement activity in which the timing or method of settlement are conditional upon a future event that may or may not be within control of the entity. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Retrospective application for the interim financial information is permitted but not required. Early adoption of FIN 47 is encouraged. The Company does not expect the adoption to have a material impact on its financial position or results of operations.
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

In June 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue 05-6, “Determining the Amortization Period for Leasehold Improvements.” EITF 05-6 states that the amortization period that is to be used for a leasehold improvement that is purchased after the inception of a lease should be the lesser of the useful life of the acquired leasehold improvement or a period that reflects renewals that are reasonably assured upon the purchase of the leasehold improvement. EITF 05-6 is effective for periods beginning after June 29, 2005. The Company currently follows the guidance set forth in EITF 05-6; therefore, the adoption of EITF 05-6 will not have an impact on its financial position or results of operations.
In February 2006, the FASB issued FAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment to FASB Statements No. 133 and 144” (FAS 155). FAS 155 simplifies the accounting for certain hybrid financial instruments containing embedded derivatives. FAS 155 allows fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation under FAS 133. In addition, it amends FAS 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The Company will adopt the provisions of FAS 155 beginning in fiscal 2007. The implementation of FAS 155 is not expected to have a material impact on the Company’s consolidated financial statements.
In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140.” This Statement amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement clarifies when servicing rights should be separately accounted for, requires companies to account for separately recognized servicing rights initially at fair value, and gives companies the option of subsequently accounting for those servicing rights at either fair value or under the amortization method. SFAS 156 is effective for fiscal years beginning after September 15, 2006. The implementation of FAS 156 is not expected to have a material impact on the Company’s consolidated financial statements.
In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109.” FIN 48 prescribes a recognition threshold and measurement attribute for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 will require that the financial statements reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values. FIN 48 is effective for annual periods beginning after December 15, 2006 (the Company’s fiscal 2008). The Company has not completed its evaluation of the impact of adopting FIN 48.
Off-Balance Sheet Arrangements
As of September 30, 2005, we did not have any off-balance sheet arrangements, as contemplated in Item 303(a)(4)(ii) of SEC Regulation S-K, other than outstanding letters of credit totaling $4.5 million and the Company’s $300 million Convertible Subordinated Notes, which were paid off in March 2006.
Forward-Looking Statements
This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this report contain “forward-looking statements” within the meaning of the securities laws that are based on management’s current expectations, estimates, forecasts and assumptions concerning future events. In addition, other written or oral statements that constitute forward-looking statements may be made by or on behalf of management. These statements are subject to numerous known and unknown risks, uncertainties and assumptions, many of which are beyond our control, that could cause actual events or results to differ materially from those projected. Words such as “will,” “believes,” “anticipates,” “expects,” “intends,” “estimates, “projects,” “plans,” “targets,” and variations of such words and similar expressions are intended to identify such forward-looking statements, although not all forward-looking statements contain such identifying words. Except as required under the federal securities laws and the rules and regulations of the Securities and Exchange Commission (SEC), we do not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, changes in assumptions or otherwise. Although we believe that our plans, intentions, and expectations reflected in or suggested by the forward-

looking statements made in this report are reasonable, there can be no assurance that such plans, intentions or expectations will be achieved.
The risks, uncertainties and assumptions which forward-looking statements are subject to include: achieving planned revenue growth in each of our business units; renewal of material contracts in our business units consistent with past experience; successful and timely integration of significant businesses acquired by us and realization of anticipated synergies; our ability to successfully compete on price, products, and services with U.S. and non-U.S. competitors, including new entrants; changes in U.S. and non-U.S. governmental regulations; the timely implementation of our restructuring programs and financial plans; general U.S. and non-U.S. economic and political conditions, including the global economic environment and interest rate and currency exchange rate fluctuation; continuing development and maintenance of appropriate business continuity plans for our processing systems; absence of consolidation among client financial institutions or other client groups; timely conversion of new customer data to our platforms; attracting and retaining qualified key employees; no material breach of security of any of our systems; control of costs and expenses; continued availability of financing, and financial resources on the terms required to support our future business endeavors; the mix of products and services; costs and risks associated with remediating material weaknesses in our internal controls over financial reporting and compliance with Section 404 of the Sarbanes-Oxley Act; and the outcome of pending and future litigation and governmental or regulatory proceedings. Additional information concerning these and other risks and uncertainties is contained in the Company’s filings with the SEC, including the Company’s Annual Report on Form 10-K for the year ended June 30, 2005.
These are representative of the risks, uncertainties and assumptions that could affect the outcome of the forward-looking statements. In addition, such statements could be affected by general industry and market conditions and growth rates, and other future events.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We do not have material exposure to market risk from derivative or non-derivative financial instruments. We do not utilize such instruments to manage market risk exposures or for trading or speculative purposes. We do, however, invest available cash and cash equivalents in highly liquid financial instruments with original maturities of three months or less. As of September 30, 2005, we had approximately $124.3 million of cash and cash equivalents invested in highly liquid debt instruments purchased with original maturities of three months or less, including $15.4 million of overnight repurchase agreements. We believe that potential near-term losses in future earnings, fair values and cash flows from reasonably possible near-term changes in the market rates for such instruments are not material to us. We manage our debt structure and interest rate risk through the use of fixed- and floating-rate debt. While changes in interest rates could decrease our interest income or increase our interest expense, we do not believe that we have a material exposure to changes in interest rates based on the relative size of our interest bearing assets and liabilities. We do not undertake any specific actions concerning exposure to interest rate risk and we are not party to any interest rate derivative transactions.
We conduct a portion of our business internationally exposing earnings, cash flows and financial position to foreign currency risks. The majority of these risks are associated with transactions denominated in currencies other than the Company’s functional currency. Our policy on foreign currency risk is to minimize these risks, supplemented with foreign currency forward contracts.
The Company has entered into foreign currency forward contracts to manage risks associated with fluctuations in foreign currency exchange rates related to specifically identified operating expenses. At September 30, 2005, the outstanding contracts total $1.4 million in notional value and require the Company to purchase currencies at specified rates over the next four months. The instruments are accounted for as foreign currency cash flow hedges of specifically identified euro-denominated operating expenses.

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
We carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our CEO and CFO concluded our disclosure controls and procedures were not effective as of September 30, 2005, at the reasonable assurance level, because of the material weaknesses described in Item 9A of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005 (the “2005 Form 10-K”), which we are still in the process of remediating. Investors are directed to “Management’s Report on Internal Control over Financial Reporting” in Item 9A of the 2005 Form 10-K for a full description of these weaknesses.
Notwithstanding the material weaknesses described in Item 9A of the 2005 Form 10-K, we believe our condensed consolidated financial statements presented in this Quarterly Report on Form 10-Q fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for all periods presented herein.
Changes in Internal Control Over Financial Reporting
Other than our hiring of a new CFO in August 2005, as discussed below, there have been no changes to the Company’s internal control over financial reporting during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Remediation Efforts
As of the date of this filing, we have taken or are currently taking the following steps to strengthen our internal control over financial reporting. Notwithstanding such efforts, the material weaknesses described in Item 9A of the 2005 Form 10-K, will not be remediated until the new controls operate for a sufficient period of time and are tested (in accordance with the requirements of Section 404 of the Sarbanes-Oxley Act) to enable management to conclude that the controls are operating effectively. Until full remediation of these material weaknesses, we are relying on enhanced accounting reviews by corporate finance; certain manual procedures, including the centralized review of key contracts and transactions; and the utilization of outside professionals to supplement our staff in assisting us in meeting the objectives otherwise fulfilled by an effective control environment.
1.	Control environment. We have taken, and continue to take, significant actions to improve our control environment. The Company hired a new Chief Financial Officer in August 2005 to oversee the transition of financial responsibilities, address staffing matters and implement improved controls and procedures. Our Chief Executive Officer and Chief Financial Officer, together with other senior executives, are committed to maintaining a strong control environment, high ethical standards and financial reporting integrity. Following are the actions we are taking to improve our control environment and eliminate the material weakness:
•	Established direct reporting line from the business unit accountants to the Corporate Controller in an effort to ensure the independence of accounting decisions.

•	Continue to develop or revise our written accounting policies and procedures to establish a comprehensive up-to-date accounting manual, including revenue and expense recognition guidelines and processes.

•	Established enhanced quarterly accounting reviews and formal training programs for financial staff in an effort to ensure all relevant personnel are familiar with our accounting policies, control processes and have the necessary competency, training and supervision for their assigned level of responsibility and the nature and complexity of our business.

•	Continue to evaluate key financial positions and add senior management personnel focused on financial accounting, financial reporting and financial controls. We will also continue to evaluate and take appropriate actions with respect to certain employees in management, internal audit and financial reporting functions, which may include further training, supervision and/or reassignment.

•	Continue to enhance our “whistleblower” procedures and “tone at the top” to increase the likelihood that concerns related to financial reporting or the control environment will be timely reported and properly evaluated.

•	Implemented a quarterly and annual sub-certification process requiring written confirmations from business and finance managers as to the operating effectiveness of our disclosure controls and procedures and internal control over financial reporting.
2.	Controls over revenue recognition. Following are the actions we are taking or plan on taking, to improve our controls over revenue recognition and eliminate the material weakness:
•	Implemented a comprehensive periodic review by corporate finance of divisional income statements and balance sheets to identify and assess significant revenue and deferred revenue transactions.

•	Develop procedures to ensure qualified, senior level personnel within the finance organization are responsible for the review and approval of all revenue transactions with a significant financial impact.

•	Continue to enhance documentation and review of all new business acquisition and system conversion related activities and other transactions with a material financial impact on revenues to ensure proper treatment and disclosure.

•	Continue to enhance month-end closing procedures to ensure that timely, effective and consistent reconciliations are performed on all revenue accounts by qualified personnel within the finance organization.

•	Continue to add and retain technical accounting personnel and enhance supervision with regard to, among other things, timely account analysis and review and approval of significant revenue transactions.
3.	Controls over accounting for business combinations and divestitures. To improve our accounting over business combinations and divestitures and eliminate the material weakness we have implemented measures to ensure qualified, senior level personnel within the finance organization are responsible for the review and approval of accruals, estimates and accounting entries related to all acquisitions and divestitures.

4.	Controls over vendor rebates and legal and contractual settlements. Following are the actions we are taking to improve our controls over non-routine transactions and contractual obligations to eliminate the material weakness:
•	Improved procedures for verifying and documenting non-standard transactions and contracts, including a comprehensive review of divisional income statements and balance sheets to identify and analyze complex and significant non-routine or non-recurring transactions and contractual obligations.

•	Developed procedures to ensure qualified, senior level personnel within the finance organization are responsible for the review and approve all significant complex, non-routine, and non-recurring transactions and contractual obligations.

•	Continue to enhance procedures to review balance sheet account reconciliations by qualified, senior level personnel within the finance organization, including increasing the frequency and depth of such reviews and implement a risk based approach focusing on complex accounts and accounts having a significant financial impact.

•	Continue to add and retain technical accounting personnel to enhance supervision with regard to, among other things, account reconciliations and supporting documentation for non-routine transactions and contractual obligations.
5.	Controls over leases. Following are the actions we are taking to improve our controls over leases and eliminate the material weakness:
•	Continue accounting reviews to ensure all relevant personnel involved in leasing transactions understand and apply applicable accounting guidance in accordance with generally accepted accounting principles.

•	Implemented procedures ensuring qualified, senior level personnel within the finance organization review all lease and sublease transactions, including supporting documentation, and are responsible for the review and approval of all related accounting considerations and schedules.
6.	Controls over insurance commissions payable. Following are the actions we are taking or plan on taking, to improve our controls over insurance commission payables and eliminate the material weakness:
•	Continue to implement procedures ensuring qualified, senior level personnel within the finance organization review the impact of insurance commissions receivable and commissions payable transactions, including supporting documentation, and are responsible for the review and approval of all related accounting considerations and schedules.

•	Continue to improve procedures for verifying and documenting insurance commissions payable, including the review of account reconciliations, account analyses and supporting documentation.

•	Continue to develop processing systems to provide more automation, accuracy and control in recording insurance commissions payable transactions.
We are committed to complete the actions described above as soon as possible and believe the implementation of these new controls will improve our internal control over financial reporting. However, due to the nature and significance of the material weaknesses described in Item 9A of the 2005 Form 10-K, the Company acknowledges that it is unlikely that all of these weaknesses will be fully remediated in advance of the Company’s fiscal 2006 annual assessment of the effectiveness of its internal control over financial reporting, which is required to be included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006.

PART II

ITEM 1.	LEGAL PROCEEDINGS
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
The remaining putative class action purports to be brought on behalf of all persons who acquired BISYS securities from the Company as part of private equity transactions during the period October 23, 2000 to May 17, 2004. The complaint generally asserts that the Company and certain of its officers allegedly violated the federal securities laws in connection with the purported issuance of false and misleading information concerning the Company’s financial condition, and seeks damages in an unspecified amount. On November 29, 2004, plaintiffs filed an amended complaint. By order of the Court, the amended complaint was consolidated into the above complaint.
The Company intends to defend itself vigorously against these claims but is unable to determine the ultimate outcome.
The derivative complaints purport to be brought on behalf of the Company and generally assert that certain officers and directors are liable for alleged breaches of fiduciary duties, abuse of control, gross mismanagement, waste, and unjust enrichment that purportedly occurred between October 23, 2000 and the present. The derivative complaints seek disgorgement, constructive trust and damages in an unspecified amount. The Court has ordered that the derivative actions be consolidated into a single action. On November 24, 2004, plaintiffs filed a consolidated amended complaint. On January 24, 2005, the Company and the individual defendants filed separate motions to dismiss the complaint. On October 31, 2005, the Court granted defendants’ motions, dismissing on the merits plaintiffs’ claim under Section 304 of the Sarbanes-Oxley Act of 2002 on the ground that it does not create a private right of action upon which plaintiffs may sue. Having so ruled, the Court also dismissed plaintiffs’ state law claims on the ground that it lacked subject matter jurisdiction over them. Plaintiffs have filed an appeal.
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
BFS has submitted an offer of settlement to the SEC, which has the support of the SEC Staff. If accepted by the Commission, the proposed settlement would resolve the issues with respect to all fund support arrangements that the Company has disclosed to the Staff. The offer of settlement provides for the simultaneous initiation and settlement of an administrative proceeding through the entry of an administrative order. The order would set forth the SEC’s findings that BFS aided and abetted violations of Sections 206(1) and 206(2) of the Investment Advisers Act, Sections 12(b) and 34(b) of the Investment Company Act and SEC Rule 12(b)-1(d). These rules and regulations prohibit investment advisers from employing any device, scheme or artifice to defraud and from engaging in any course of business that would operate as a fraud, prohibit untrue statements or omissions of material facts in certain documents filed with the SEC, and regulate the circumstances under which open-end mutual funds may participate in the distribution of the securities that they issue. Without admitting or denying the SEC’s findings, BFS would consent to cease and desist from aiding and abetting or causing any violations of the referenced provisions of the federal securities laws and related SEC rules. The order would also require disgorgement and payment of prejudgment interest and a penalty, as well as certain undertakings by BFS. The Staff has not yet presented the offer of settlement to the Commission for approval and no assurance can be given that such approval will be granted. The Company is continuing to cooperate with the SEC in this matter.
The Company has recorded an estimated liability of $21.1 million at September 30, 2005 (originally established during the quarter ended March 31, 2005), representing expected amounts to be paid as part of this settlement, which is comprised of an estimated $9.7 million disgorgement, an estimated fine of $10 million and prejudgment interest of $1.4 million. As previously disclosed, the Company believes that the cost to bring this matter to resolution, including amounts to be paid as part of a settlement, legal fees and other related expenses it expects to incur through the conclusion of this investigation, will not exceed $25 million.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Issuer Purchases of Equity Securities
During the three months ended September 30, 2005, the Company purchased 53,502 shares of common stock into treasury, to satisfy tax withholding on restricted stock vesting and Rabbi Trust distributions. No shares were repurchased in the open market during the quarter under the November 2003 repurchase program.

			(c) Total Number	(d) Approximate
			of Shares	Dollar Value of
			Purchased as Part	Shares that May
	(a) Total Number		of Publicly	Yet Be Purchased
	of Shares	(b) Average Price	Announced Plans	Under the Plans or
Period	Purchased	Paid per Share	or Programs	Programs
August 2005	50,470	$15.49	4,068,623	39,898,855
September 2005	3,032	$13.99	4,071,655	39,856,438

Total	53,502		4,071,655	39,856,438

Effective November 12, 2003, the Board of Directors authorized a stock buy-back program of up to $100 million. Purchases have occurred and will continue to occur from time to time in the open market to offset the possible dilutive effects of shares issued under employee benefit plans, for possible use in future acquisitions, and for general and other corporate purposes. In March 2005, we suspended our stock repurchase program and we do not currently expect to engage in further stock repurchase activity under the program until the Company becomes current in its financial reporting obligations

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The 2005 annual meeting of the Company’s stockholders was held on June 13, 2006. At the annual meeting, the Company’s stockholders approved the following matters:
1.	Election of the seven directors named below to hold office until the next Annual Meeting of Stockholders and until their successors have been duly elected and qualified:

Name of Director	For	Withheld
Robert J. Casale	109,028,682	1,834,423
Denis A. Bovin	71,239,515	39,623,590
Thomas A. Cooper	106,929,032	3,934,073
Doni L. Fordyce	107,604,654	3,258,451
Russell P. Fradin	107,535,763	3,327,342
Richard J. Haviland	106,976,727	3,886,378
Joseph J. Melone	106,915,872	3,947,233

	For	Against	Abstain
2. Approval of the 2006 Employee Stock Purchase Plan	86,726,966	13,326,555	858,323

	For	Against	Abstain
3. Appointment of PricewaterhouseCoopers LLP as independent accountants for fiscal year 2006	105,209,859	5,615,325	37,920

ITEM 6.	EXHIBITS
(a)	Exhibits

Exhibit 31.1 — Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

Exhibit 31.2 — Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

Exhibit 32 — Section 1350 Certifications

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE BISYS GROUP, INC.
Date: July 25, 2006	By:	/s/ Bruce D. Dalziel
Bruce D. Dalziel
Executive Vice President and Chief Financial Officer (Duly Authorized Officer)

THE BISYS GROUP, INC.
EXHIBIT INDEX
Exhibit No.
(31.1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

(31.2)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

(32)	Section 1350 Certifications