Form 10-Q
period 2005-12-31
BISYS GROUP INC
filed 2006-08-04
CIK 883587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2005
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
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
As of June 30, 2006, there were 120,417,396 shares of common stock, par value $0.02 per share, of the issuer outstanding.

THE BISYS GROUP, INC.
INDEX TO FORM 10-Q
Explanatory Note
This Quarterly Report on Form 10-Q provides financial and other required information for the three and six months ended December 31, 2005 and reflects the restatement of our consolidated financial statements for the three and six months ended December 31, 2004. We have previously reported revised financial statements reflecting the impact of the restatement on our consolidated financial statements for our fiscal years ended June 30, 2004 and 2003 on our Form 10-K for the fiscal year ended June 30, 2005 (the “2005 Form 10-K”) filed on April 26, 2006.
The net impact of the restatement on net income was an increase of $3.2 million for the three months ended December 31, 2004 and $4.5 million for the six months ended December 31, 2004. A detailed description of the adjustment items and tables showing the effects of the classification and restatement adjustments for prior periods are set forth in Note 13 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q and concluded that our disclosure controls and procedures were not effective as of December 31, 2005 because of the material weaknesses described in Item 9A of the Company’s 2005 Form 10-K. We are still in the process of remediating such weaknesses. We have taken, and continue to take, steps to remediate these material weaknesses and strengthen our internal control over financial reporting. Refer to Part I, Item 4 of this Quarterly Report on Form 10-Q for a detailed description of our remediation efforts to date.

PART I
ITEM 1. FINANCIAL STATEMENTS
THE BISYS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
		2004		2004
	2005	As Restated	2005	As Restated

Revenues	$207,275	$215,474	$412,949	$422,874

Operating costs and expenses:
Service and operating	130,990	142,731	263,927	281,123
Selling, general and administrative	38,054	33,814	75,688	65,534
Depreciation and amortization	11,952	10,960	23,933	21,945
Restructuring and impairment charges	—	2,128	—	2,235
Litigation costs and regulatory settlements	3,036	866	7,478	1,247

Total operating costs and expenses	184,032	190,499	371,026	372,084

Operating earnings	23,243	24,975	41,923	50,790
Interest income	1,287	621	2,785	1,101
Interest expense	(4,463)	(4,554)	(10,317)	(9,290)
Investment gains (losses) and other	149	5,948	187	10,244

Income from continuing operations before income taxes	20,216	26,990	34,578	52,845
Income taxes	8,791	9,102	13,535	18,492

Income from continuing operations	11,425	17,888	21,043	34,353
Income from discontinued operations, net of tax	10,832	7,220	14,644	13,774

Net income	$22,257	$25,108	$35,687	$48,127

Basic earnings per share:
Continuing operations	$0.10	$0.15	$0.18	$0.29
Discontinued operations	0.09	0.06	0.12	0.11

Total basic earnings per share	$0.19	$0.21	$0.30	$0.40

Diluted earnings per share:
Continuing operations	$0.10	$0.15	$0.18	$0.29
Discontinued operations	0.09	0.06	0.12	0.11

Total diluted earnings per share	$0.19	$0.21	$0.30	$0.40

The accompanying notes are an integral part of the condensed consolidated financial statements.

THE BISYS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)
(Unaudited)

	December 31,	June 30,
	2005	2005
ASSETS

Current assets:
Cash and cash equivalents	$85,426	$172,335
Restricted cash	45,236	42,314
Accounts receivable, net	75,563	74,105
Insurance premiums and commissions receivable	125,364	88,548
Deferred tax asset	19,094	35,838
Other current assets	17,956	15,931
Current assets of discontinued operations	37,399	32,653

Total current assets	406,038	461,724
Property and equipment, net	42,819	43,064
Goodwill	717,221	717,469
Intangible assets, net	152,165	165,729
Other assets	17,434	18,278
Noncurrent assets of discontinued operations	150,364	134,196

Total assets	$1,486,041	$1,540,460

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt	$301,688	$395,443
Accounts payable	10,565	18,381
Insurance premiums and commissions payable	147,492	113,395
Other current liabilities	149,604	168,136
Current liabilities of discontinued operations	43,291	53,727

Total current liabilities	652,640	749,082
Long-term debt	3,750	4,357
Deferred tax liability	33,808	41,695
Deferred revenues	7,635	8,053
Other liabilities	7,222	6,620
Noncurrent liabilities of discontinued operations	41,327	40,643

Total liabilities	746,382	850,450

Stockholders’ equity:
Common stock, $0.02 par value, 320,000,000 shares authorized, 121,952,714 and 121,232,132 shares issued	2,439	2,425
Additional paid-in capital	392,577	395,900
Retained earnings	369,111	335,345
Notes receivable from stockholders	—	(3,718)
Employee benefit trust, 461,078 and 409,180 shares	(7,258)	(6,458)
Deferred compensation	7,299	6,598
Unearned compensation — restricted stock	—	(7,798)
Accumulated other comprehensive income	221	136
Treasury stock at cost, 1,667,416 and 2,196,760 shares	(24,730)	(32,420)

Total stockholders’ equity	739,659	690,010

Total liabilities and stockholders’ equity	$1,486,041	$1,540,460

The accompanying notes are an integral part of the condensed consolidated financial statements.

THE BISYS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	December 31,
		2004
	2005	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$35,687	$48,127
Adjustment for income from discontinued operations, net of tax	(14,644)	(13,774)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,933	21,945
Deferred income tax provision	66	9,358
Share-based compensation	3,948	1,727
Investment gains and other	(187)	(10,244)
Change in assets and liabilities, net of effects from acquisitions and divestitures	(37,227)	12,926
Net cash provided by operating activities from discontinued operations	25,751	23,435

Net cash provided by operating activities	37,327	93,500

CASH FLOWS FROM INVESTING ACTIVITIES
Payments related to businesses previously acquired	(300)	(319)
Capital expenditures for property and equipment	(6,226)	(4,669)
Capitalized software costs	(3,769)	(3,791)
Proceeds from sale of investments	63	14,794
Other	(294)	655
Net cash used in investing activities from discontinued operations	(23,095)	(17,899)

Net cash used in investing activities	(33,621)	(11,229)

CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings, net	(93,750)	(66,000)
Payment of long-term debt	(861)	(929)
Exercise of stock options	5,822	3,543
Repurchases of common stock	(898)	(15,816)
Repayment of notes receivable from stockholders	3,718	4,398
Changes in bank overdrafts	(1,990)	12,986
Net cash used in financing activities from discontinued operations	(2,668)	(2,733)

Net cash used in financing activities	(90,627)	(64,551)

Change in cash and cash equivalents	(86,921)	17,720
Cash and cash equivalents at beginning of period (includes cash of discontinued operations of $618 in 2005 and $1,794 in 2004)	172,953	144,120

Cash and cash equivalents at end of period (includes cash of discontinued operations of $606 in 2005 and $4,597 in 2004)	$86,032	$161,840

The accompanying notes are an integral part of the condensed consolidated financial statements.

THE BISYS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise noted, amounts in thousands, except per share data)
(Unaudited)
Throughout these Notes to the Condensed Consolidated Financial Statements, all referenced amounts for the period relating to the three and six months ended December 31, 2004 are reflected on a restated basis. The BISYS Group, Inc. and subsidiaries filed its Form 10-K for the fiscal year ended June 30, 2005 on April 26, 2006 that reflects its restated financial position and results of operations for the periods prior to December 31, 2004. For information on the restatement, see Note 13 — “Prior Period Restatement” to these financial statements.
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

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”), the financial results of the Company’s Information Services segment and Education Services business are reported as discontinued operations for all periods presented. Accordingly, the notes to the consolidated financial statements reflect historical amounts exclusive of discontinued operations.

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

Restricted Cash

Unremitted insurance premiums are held in a fiduciary capacity and approximated $45.2 million and $42.3 million at December 31, 2005 and June 30, 2005, respectively. The period for which the Company holds such funds is dependent upon the date the agent or broker remits the payment of the premium to the Company and the date the Company is required to forward such payment to the insurer.

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

Investments

Management determines the appropriate classification of investments in equity securities at the time of purchase. Marketable equity securities available for sale are carried at market value based upon quoted market prices. Unrealized gains or losses on available for sale securities are accumulated as an adjustment to stockholders’ equity, net of related deferred income taxes. Realized gains or losses are computed based on specific identification of the securities sold. During the six months ended December 31, 2005, proceeds from securities sold and the realized gains were not significant. Net realized gains from securities sold during the three and six months ended December 31, 2004 were $5.9 million and $10.2 million, respectively.

Leases

The Company leases facilities and equipment used in its operations, some of which are required to be capitalized in accordance with SFAS No. 13, “Accounting for Leases” (“FAS 13”). FAS 13 requires the capitalization of leases meeting certain criteria, with the related asset being recorded in property, plant and equipment subject to amortization and an offsetting amount recorded as a liability.

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

The provision for income taxes of $8.8 million and $9.1 million for the three months ended December 31, 2005 and 2004, respectively, represent an effective tax rate of 43.5% in 2005 and 33.7% in 2004. The effective tax rate for the three months ended December 31, 2005 was impacted by the U.S. tax on the repatriation of earnings under the American Jobs Creation Act of 2004 (the “AJCA”). Refer to Note 14 — “Repatriation of Foreign Earnings.” For the three months ended December 31, 2004, the effective tax rate was lower primarily due to a more favorable mix of foreign vs. domestic income and the absence of permanent differences related to FAS 123R, “Share-Based Payment.”

The provision for income taxes of $13.5 million and $18.5 million for the six months ended December 31, 2005 and 2004, respectively, represent an effective tax rate of 39.1% in 2005 and 35.0% in 2004. The effective tax rate for the six months ended December 31, 2005 was impacted by the U.S. tax on the repatriation of earnings under the AJCA and permanent differences associated with certain error corrections in the Life Insurance business. Refer to the “Subsequent Adjustment” section in Note 13 — “Prior Period Restatement.” For the six months ended December 31, 2004, the effective tax rate was lower primarily due to a more favorable mix of foreign vs. domestic income and the absence of permanent differences related to FAS 123R, “Share-Based Payment.”

New Accounting Pronouncements

In March 2005, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement No. 143” (“FIN 47”). FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. FIN 47 states that a conditional asset retirement obligation is a legal obligation to perform an asset retirement activity in which the timing or method of settlement are conditional upon a future event that may or may not be within control of the entity. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Retrospective application for the interim financial information is permitted but not required. Early adoption of FIN 47 is encouraged. The Company does not expect the adoption to have a material impact on its financial position or results of operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting for Changes and Error Corrections — A Replacement of APB Opinion No. 20 and FASB Statement No. 3” (“FAS 154”). FAS 154 requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 (the Company’s fiscal 2007).

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

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment to FASB Statements No. 133 and 144” (“FAS 155”). FAS 155 simplifies the accounting for certain hybrid financial instruments containing embedded derivatives. FAS 155 allows fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation under FAS 133. In addition, it amends FAS 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The Company will adopt the provisions of FAS 155 beginning in fiscal 2007. The implementation of FAS 155 is not expected to have a material impact on the Company’s consolidated financial statements.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140” (“FAS 156”). This Statement amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement clarifies when servicing rights should be separately accounted for, requires companies to account for separately recognized servicing rights initially at fair value, and gives companies the option of subsequently accounting for those servicing rights at either fair value or under the amortization method. FAS 156 is effective for fiscal years beginning after September 15, 2006. The implementation of FAS 156 is not expected to have a material impact on the Company’s consolidated financial statements.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 will require that the financial statements reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values. FIN 48 is effective for annual periods beginning after December 15, 2006 (the Company’s fiscal 2008). The Company has not completed its evaluation of the impact of adopting FIN 48.

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

3.	Comprehensive Income

The components of comprehensive income are as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
		2004		2004
	2005	As Restated	2005	As Restated

Net income	$22,257	$25,108	$35,687	$48,127
Unrealized gain on investments, net of tax	15	2	31	29
Reclassification adjustment for gains included in net income, net of tax	—	(2,742)	—	(5,817)
Unrealized gain on foreign currency exchange contracts	61	—	125	—
Foreign currency translation adjustment	3	123	(71)	(102)

Total comprehensive income	$22,336	$22,491	$35,772	$42,237

4.	Per Share Data

Amounts utilized in per share computations for the three and six months ended December 31, 2005 and 2004 are as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
		2004		2004
	2005	As Restated	2005	As Restated

Weighted average common shares outstanding	118,880	119,698	118,705	119,797
Assumed conversion of common shares issuable under stock-based compensation plans	358	871	914	911

Weighted average common and common equivalent shares outstanding	119,238	120,569	119,619	120,708

The effect of the assumed conversion of the convertible subordinated notes into common stock would be antidilutive and therefore is excluded from the computation of diluted earnings per share.

Certain stock options were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of common shares during the period:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
		2004		2004
	2005	As Restated	2005	As Restated

Number of options excluded	10,200	8,620	8,976	9,257

Option price per share	$13.30 to $35.30	$15.24 to $35.30	$14.18 to $35.30	$14.71 to $35.30

Average market price of common shares for the period	$13.23	$15.24	$14.14	$14.58
5.	Share-Based Compensation

In December 2004, the FASB issued SFAS 123R, “Share-Based Payment” that requires companies to expense the value of employee stock purchase plans, stock option grants and similar awards at the beginning of their next fiscal year that begins after June 15, 2005 and requires the use of either the modified prospective or the modified retrospective application method. The Company adopted FAS 123R on July 1, 2005 under the modified prospective method; as such, prior periods do not include share-based compensation expense related to FAS 123R. The modified prospective method requires the application of FAS 123R to new awards and to awards modified, repurchased or cancelled after the effective date. Additionally, compensation cost for the portion of outstanding awards for which service has not been rendered (such as unvested options) that are outstanding as of the date of adoption are recognized as the remaining services are rendered. The Company recognizes the fair value of stock-based compensation awards in service and operating expense or selling, general and administrative expense based upon the department classification of each employee in the condensed consolidated statements of income on a straight-line basis over the vesting period.

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

During the three and six months ended December 31, 2005, the Company recognized $2.0 million and $3.9 million of stock-based compensation expense (net of $0.2 million and $0.4 million of stock-based compensation expense related to discontinued operations, respectively) and $0.6 million and $1.0 million in related tax benefits, respectively. As of December 31, 2005, the total remaining unrecognized compensation cost related to non-vested stock options and restricted stock awards, net of forfeitures, was approximately $24.5 million and is expected to be recognized over an estimated weighted amortization period of 4.1 years.

The adoption of FAS 123R reduced the Company’s results of operations due to the recognition of share-based compensation expense for stock option and employee stock purchase plan awards as follows:

	Three Months Ended	Six Months Ended
	December 31, 2005	December 31, 2005

Income from continuing operations before income taxes	$(623)	$(1,572)
Net income	(560)	(1,427)

Basic earnings per share:
Continuing operations	$(0.01)	$(0.01)
Net income	—	(0.01)

Diluted earnings per share:
Continuing operations	$(0.01)	$(0.01)
Net income	—	(0.01)

Cash flow from financing activity	$233	$531
Cash flow from operations	(233)	(531)
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

The following table presents the effect on net income and earnings per share had the Company recognized compensation expense consistent with the fair value provisions of FAS 123, “Accounting for Stock-Based Compensation,” prior to the adoption of FAS 123R:

	Three Months Ended	Six Months Ended
	December 31, 2004	December 31, 2004
	As Restated	As Restated

Net income, as reported	$25,108	$48,127

Add: Reported stock compensation expense, net of related tax effects	706	1,166

Less: Fair value stock compensation expense, net of related tax effects	(4,813)	(9,151)

Pro forma net income	$21,001	$40,142

Earnings per share:
Basic, as reported	0.21	0.40
Basic, pro forma	0.18	0.34

Diluted, as reported	0.21	0.40
Diluted, pro forma	0.17	0.33

The fair values of stock options granted during the six months ended December 31, 2005 and 2004 were estimated on the date of grant using the Black-Scholes pricing model with the following assumptions:

	Six Months Ended
	December 31,
		2004
	2005	As Restated

Expected life (in years)	4.08	5.0
Average risk-free interest rate	4.11%	3.57%
Expected volatility	39.6%	40.0%
Expected dividend yield	0.0%	0.0%
In 2006 the Company determined the expected life of the stock options using historical data. The risk-free interest rate is based on the U.S. treasury spot rates in effect at the time of the grant. Expected volatility was determined using a weighted average of implied market volatility combined with historical volatility. The Company determined that a blend of historical volatility and implied volatility better reflects future market conditions and better indicates expected volatility than purely historical volatility.

The weighted-average estimated fair value of stock options granted during the six months ended December 31, 2005 and 2004 was $5.69 and $6.08 per share, respectively.

The table below presents information related to stock option activity for the three and six months ended December 31, 2005 and 2004:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
		2004		2004
	2005	As Restated	2005	As Restated

Total intrinsic value of stock options exercised	$786	$687	$1,724	$1,463
Total fair value of stock options vested	540	802	1,127	1,496
Cash received from stock option exercises	2,831	3,415	5,822	3,543
Gross income tax benefit from the exercise of stock options	$233	$268	$531	$570
A summary of stock option activity for the six months ended December 31, 2005 is as follows:

			Weighted Average
			Remaining
		Weighted Average	Contractual Term	Aggregate Intrinsic
	Number of Shares	Exercise Price	(years)	Value

Outstanding, June 30, 2005	12,651	$19.27
Granted	417	14.90
Exercised	(523)	10.90
Forfeited or expired	(730)	19.91

Outstanding, December 31, 2005	11,815	$19.45	4.57	$5,253

Exercisable, December 31, 2005	10,455	$20.13	4.13	$4,810

A summary of unvested stock activity for the six months ended December 31, 2005 is as follows:

		Weighted Average Fair
	Number of Shares	Value

Unvested at June 30, 2005	1,486	$5.92
Granted	417	6.66
Vested	(318)	5.91
Forfeited or expired	(225)	5.79

Unvested at December 31, 2005	1,360	$6.17

A summary of restricted stock activity for the six months ended December 31, 2005 is as follows:

			Weighted Average
		Weighted Average	Remaining Vesting	Aggregate Intrinsic
	Number of Shares	Fair Value	Term (years)	Value

Unvested at June 30, 2005	691	$14.94	2.75	$10,319
Granted	785	14.99	3.66	11,761
Vested	(177)	15.07	—	(2,666)
Forfeited	(80)	14.65	2.60	(1,168)

Unvested at December 31, 2005	1,219	$14.97	3.74	$18,246

At December 31, 2005, options to purchase 9.8 million shares were available for grant under the Company’s Stock Option and Restricted Stock Plan. At December 31, 2005, there were 0.8 million shares available for grant under the employee stock purchase plan.

The Company has a policy of utilizing shares held in treasury to satisfy stock option exercises and does not expect to repurchase any additional shares in the open market during fiscal 2006.
6.	Restructuring and Impairment Charges

The Company did not incur any additional restructuring charges in the six months ended December 31, 2005. Restructuring charges of $1.2 million during the six months ended December 31, 2004 were related to the completion of the restructuring of the European mutual fund services operations and were comprised of severance totaling $0.2 million and lease termination costs of $1.2 million, offset by reversals and currency translation gains of $0.2 million ($1.1 million of the total restructuring charges were recorded in the three months ended December 31, 2004). The following summarizes activity with respect to the Company’s restructuring activities for the six months ended December 31, 2005:

Restructuring accrual at June 30, 2005	$1,240

Cash payments and other	293

Remaining accrual at December 31, 2005:
Employee severance	—
Facility closure	947

Total	$947

The Company recorded asset impairment charges of $1.0 million during the three months ended December 31, 2004 related to other than temporary declines in the value of memberships in the New York and Boston stock exchanges.

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

Our Life Insurance division is involved in litigation with a West Coast-based distributor of life insurance products, with which we had a former business relationship. The lawsuit, which is captioned Potomac Group West, Inc., et al, v. The BISYS Group, Inc., et al, was filed in September 2002 in the Circuit Court for Montgomery County, Maryland. The original complaint asserted breach of contract and a number of tort claims against BISYS, several subsidiaries, and several employees. The Court subsequently dismissed all claims against BISYS, its subsidiaries, and its employees, leaving only a breach of contract claim against one BISYS subsidiary. Plaintiffs continue to assert that they have not been paid all monies due for covered insurance policies. We intend to continue to vigorously defend the claims asserted and have asserted a number of counterclaims. We believe that we have adequate defenses against claims arising in such litigation and that the outcome of this matter will not have a material adverse effect upon our financial position, results of operations or cash flows.

Regulatory Investigations

The Company notified the SEC in May 2004 that it would restate certain prior period financial statements, and subsequently, the SEC advised the Company that it was conducting an investigation into the facts and circumstances related to this restatement. On May 17, 2004, the Company announced that it would restate its financial results for the fiscal years ended June 30, 2003, 2002, and 2001 and for the quarters ended December 31 and September 30, 2003 (the “2004 restatement”) in order to record adjustments for correction of errors resulting from various accounting matters in the Life Insurance Services division. An amended Annual Report on Form 10-K for the fiscal year ended June 30, 2003 was filed with the SEC on August 10, 2004 along with amended Quarterly Reports on Form 10-Q for the quarters ended December 31 and September 30, 2003 to reflect the restated financial results. In July 2005, the Company determined that an additional restatement of previously issued financial statements was necessary (refer to Note 13 — “Prior Period Restatement”), and the SEC’s investigation has been expanded to include the 2005 restatement. The investigation is ongoing. The Company understands that representatives of the United States Attorney’s Office for the Southern District of New York have attended interviews that have taken place. The Company has cooperated and intends to continue to cooperate with the SEC’s investigation, which has resulted and will likely continue to result in significant expenses. The Company cannot predict when the SEC will conclude its investigation or the outcome or impact thereof.
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

The Company has recorded an estimated liability of $21.1 million as of December 31, 2005 (originally established during the quarter ended March 31, 2005), representing expected amounts to be paid as part of a settlement. The $21.1 million expected settlement amount is comprised of an estimated $9.7 million disgorgement, an estimated fine of $10 million and prejudgment interest of $1.4 million.

The Company recorded the following expenses related to estimated settlement costs and legal fees in connection with the aforementioned litigation and investigatory matters for the three and six months ended December 31, 2005 and 2004:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
		2004		2004
	2005	As Restated	2005	As Restated

Litigation costs	$2,997	$866	$7,275	$1,247
Regulatory settlement	39	—	203	—

	$3,036	$866	$7,478	$1,247

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

8.	Goodwill and Intangible Assets

Goodwill

The changes in carrying amount of goodwill by business segment for the six months ended December 31, 2005 were as follows:

	Investment	Insurance
	Services	Services	Total
Balance, June 30, 2005	$362,063	$355,406	$717,469
Additions	—	—	—
Dispositions	—	—	—
Adjustments to previous acquisitions	—	(248)	(248)

Balance, December 31, 2005	$362,063	$355,158	$717,221

Intangible Assets

At December 31, 2005, intangible assets were comprised of the following:

	Gross Carrying	Accumulated
	Amount	Amortization	Net Book Value
Capitalized software	$59,328	$(33,400)	$25,928
Customer related	185,028	(67,240)	117,788
Noncompete agreements	20,799	(13,955)	6,844
Other	5,195	(3,590)	1,605

Total	$270,350	$(118,185)	$152,165

At June 30, 2005, intangible assets were comprised of the following:

	Gross Carrying	Accumulated
	Amount	Amortization	Net Book Value
Capitalized software	$55,565	$(28,697)	$26,868
Customer related	185,028	(56,563)	128,465
Noncompete agreements	20,799	(12,296)	8,503
Other	5,195	(3,302)	1,893

Total	$266,587	$(100,858)	$165,729

All of the Company’s intangible assets are subject to amortization. Amortization expense for intangible assets was $8.6 million and $17.3 million for the three and six months ended December 31, 2005 and $31.9 million for the year ended June 30, 2005. Estimated annual amortization expense is $34.6 million in 2006, $31.2 million in 2007, $27.7 million in 2008, $23.6 million in 2009, and $19.6 million in 2010.

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
Outstanding borrowings under the 2004 facility bore interest at prime or, at the Company’s option, LIBOR plus a margin. The credit agreement required the Company to pay an annual facility fee of 0.30% on the total revolving credit commitment. The facility was guaranteed by certain subsidiaries of The BISYS Group, Inc. The Company could borrow under the revolving credit facility through March 2008 up to $300 million, reduced by any outstanding letters of credit ($4.5 million at December 31, 2005). The $100 million term loan had quarterly principal payments commencing on June 30, 2005 with a final maturity of March 31, 2008. Interest was payable quarterly for prime rate borrowings or at maturity for LIBOR borrowings, which range from 30 to 180 days.

The credit agreement required the Company to maintain certain financial covenants and limited the Company’s ability to incur future indebtedness and to pay dividends. As of December 31, 2005, no amounts were permitted for the payment of cash dividends. In May 2005, a default occurred under the 2004 facility due to the Company’s failure to timely file its Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 and its failure to deliver the related compliance certificate for such fiscal quarter. On June 14, 2005, the Company obtained a consent and waiver from the lenders under the 2004 facility, which extended the cure period arising from these defaults to August 1, 2005. As a condition of the waiver, additional borrowings under the revolving line of credit were not permitted until the default was cured. After obtaining additional consents and waivers from the lenders subsequent to June 30, 2005, the 2004 facility was eventually terminated by the Company in January 2006 and replaced with a new interim credit facility (see “Establishment of New Credit Facility” below).

In March 2001, the Company issued $300 million of convertible subordinated notes (the “Notes”) due March 15, 2006. The Notes bore interest at 4% and required semi- annual interest payments. The Notes were convertible at any time at the option of the holder into shares of the Company’s common stock at a conversion price of $33.39 per share, subject to adjustment under certain conditions. In March 2006, the Company used the net proceeds from the sale of the Information Services segment for the repayment of the Notes (see Note 12 — “Discontinued Operations”).

Debt outstanding at December 31, 2005 and June 30, 2005 is as follows:

	December 31,	June 30,
	2005	2005
Senior credit facility, term loan, at a rate of 4.375%	$—	$93,750
Convertible subordinated 4% notes	300,000	300,000
Capital lease obligations	5,438	6,050

	305,438	399,800
Less amounts due within one year	301,688	395,443

Long-term debt	$3,750	$4,357

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

In connection with the execution of the Interim Facility, on January 4, 2006, the Company terminated its 2004 credit facility. Pursuant to the 2004 credit facility, the March 31, 2008 maturity date had been set to accelerate to January 31, 2006 in the event that the convertible notes were not repaid by such date. The term loan portion of the 2004 credit facility was repaid in full in December 2005, and no borrowings were outstanding under such facility at the time of termination. The Company did not incur any prepayment penalties in connection with the termination of the facility.

10.	Derivative Financial Instruments

The Company has entered into foreign currency forward contracts to manage risks associated with fluctuations in foreign currency exchange rates related to specifically identified operating expenses. At December 31, 2005, the outstanding contracts total $1.8 million in notional value and require the Company to purchase currencies at specified rates over the next five months. The instruments are accounted for as foreign currency cash flow hedges of specifically identified euro-denominated operating expenses. Changes in the fair value of these instruments are carried in other comprehensive income and are reclassified to service and operating expenses when the underlying hedged operating expenses are recognized.

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

Summarized financial information by business segment and for corporate operations for the three and six months ended December 31, 2005 and 2004 is presented below. Measures used to assess segment performance include revenues and operating earnings, exclusive of restructuring and impairment charges and litigation costs and regulatory settlements. Segment operating earnings exclude restructuring and impairment charges and litigation costs and regulatory settlements for specific matters described in Note 7 since they are not allocated to the segments for internal evaluation purposes. While these items are identifiable to the business segments, they are not included in the measurement of segment operating earnings provided to the chief operating decision maker for purposes of assessing segment performance and decision making with respect to resource allocation. Legal expenses for other litigation matters arising in the normal course of business are included with operating earnings of the reportable segments and corporate.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
		2004		2004
	2005	As Restated	2005	As Restated

Revenues:
Investment Services	$142,804	$151,340	$292,081	$301,900
Insurance Services	64,471	64,134	120,868	120,974

Total consolidated revenues	$207,275	$215,474	$412,949	$422,874

Operating earnings for reportable segments:
Investment Services	$14,687	$18,544	$34,134	$38,640
Insurance Services	19,909	17,004	32,753	30,146

Total	$34,596	$35,548	$66,887	$68,786

Less:

Corporate expenses	8,317	7,579	17,486	14,514

Restructuring and impairment charges (reversals):
Investment Services	$—	$2,128	$—	2,240
Insurance Services	—	—	—	—
Corporate	—	—	—	(5)

Total restructuring and impairment charges	$—	$2,128	$—	$2,235

Litigation costs and regulatory settlements (reversals):
Investment Services	$39	$—	$203	$—
Insurance Services	401	(478)	1,131	(97)
Corporate	2,596	1,344	6,144	1,344

Total litigation costs and regulatory settlements	$3,036	$866	$7,478	$1,247

Total consolidated operating earnings	$23,243	$24,975	$41,923	$50,790

12.	Discontinued Operations

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

Financial information for discontinued operations is summarized below:

	Three months ended		Six Months Ended
	December 31,		December 31,
		2004		2004
	2005	As Restated	2005	As Restated
Revenues	$52,319	$64,797	$103,155	$127,004

Income before income taxes	18,197	11,994	28,454	22,858
Applicable income taxes	7,365	4,774	13,810	9,084

Income from discontinued operations, net of tax	$10,832	$7,220	$14,644	$13,774

Major classes of assets and liabilities of the Information Services segment accounted for as discontinued operations in the accompanying condensed consolidated balance sheet at December 31, 2005 and June 30, 2005 were as follows:

	December 31,	June 30,
	2005	2005
Accounts receivable	$29,469	$28,573
Other current assets	7,930	4,080

Total current assets	37,399	32,653
Property and equipment	16,436	12,929
Goodwill	34,946	34,946
Intangible assets	94,555	81,334
Other assets	4,427	4,987

Total assets of discontinued operations	$187,763	$166,849

Current maturities of long-term debt	$5,282	$4,461
Other current liabilities	38,009	49,266

Total current liabilities	43,291	53,727
Long-term debt	6,206	5,992
Deferred revenue	35,121	34,651

Total liabilities of discontinued operations	$84,618	$94,370

13.	Prior Period Restatement

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

The net impact of the restatement on net income was an increase of $3.2 million for the three months ended December 31, 2004 and an increase of $4.5 million for the six months ended December 31, 2004.

The following table sets forth the effects of the restatement adjustments as discussed above on the Condensed Consolidated Statement of Income for the three months ended December 31, 2004.

	Three Months Ended
	December 31, 2004
			As Restated with
	As Previously		Discontinued
	Reported	As Restated	Operations*

Revenues	$276,338	$280,271	$215,474

Operating costs and expenses:
Service and operating	177,793	173,370	142,731
Selling, general and administrative	46,483	45,368	33,814
Depreciation and amortization	15,964	21,480	10,960
Restructuring and impairment charges	2,828	2,115	2,128
Litigation and regulatory settlements	(478)	866	866

Total operating costs and expenses	242,590	243,199	190,499

Operating earnings	33,748	37,072	24,975
Interest income	626	626	621
Interest expense	(4,526)	(4,662)	(4,554)
Investment gains and other	4,331	5,948	5,948

Income from continuing operations before income taxes	34,179	38,984	26,990
Income taxes	12,304	13,876	9,102

Income from continuing operations	21,875	25,108	17,888

Income from discontinued operations, net of tax	—	—	7,220

Net income	$21,875	$25,108	$25,108

Basic earnings per share:
Continuing operations	$0.18	$0.21	$0.15
Discontinued operations	—	—	0.06

Total basic earnings per share	$0.18	$0.21	$0.21

Diluted earnings per share:
Continuing operations	$0.18	$0.21	$0.15
Discontinued operations	—	—	0.06

Total diluted earnings per share	$0.18	$0.21	$0.21

*	Refer to Note 12 for a full description of Discontinued Operations

The following table sets forth the effects of the restatement adjustments as discussed above on the Condensed Consolidated Statement of Income for the six months ended December 31, 2004.

	Six Months Ended
	December 31, 2004
			As Restated with
	As Previously		Discontinued
	Reported	As Restated	Operations*

Revenues	$544,467	$549,878	$422,874

Operating costs and expenses:
Service and operating	352,132	341,730	281,123
Selling, general and administrative	89,097	88,499	65,534
Depreciation and amortization	31,980	42,339	21,945
Restructuring and impairment charges	2,935	2,209	2,235
Litigation and regulatory settlements	(97)	1,247	1,247

Total operating costs and expenses	476,047	476,024	372,084

Operating earnings	68,420	73,854	50,790
Interest income	1,106	1,106	1,101
Interest expense	(9,377)	(9,501)	(9,290)
Investment gains and other	8,524	10,244	10,244

Income from continuing operations before income taxes	68,673	75,703	52,845
Income taxes	25,067	27,576	18,492

Income from continuing operations	43,606	48,127	34,353

Income from discontinued operations, net of tax	—	—	13,774

Net income	$43,606	$48,127	$48,127

Basic earnings per share:
Continuing operations	$0.36	$0.40	$0.29
Discontinued operations	—	—	0.11

Total basic earnings per share	$0.36	$0.40	$0.40

Diluted earnings per share:
Continuing operations	$0.36	$0.40	$0.29
Discontinued operations	—	—	0.11

Total diluted earnings per share	$0.36	$0.40	$0.40

*	Refer to Note 12 for a full description of Discontinued Operations
     Subsequent Adjustment
As discussed in its Form 8-K filed on June 13, 2006, the Company, in connection with its review of its restated financial statements with the Securities and Exchange Commission, discovered additional accounting errors in its restated financial statements previously filed in its annual report on Form 10-K for the fiscal year ended June 30, 2005. The errors were associated with the Company’s accounting for certain acquisitions in its Life Insurance business during 2001 through 2003. The Company assessed the materiality of these errors in relation to the prior annual periods and the cumulative impact of the errors to the quarter ended September 30, 2005, the six months ended December 31, 2005, and to its expected full year results for 2006 and concluded that the errors were not material to the results of operations or financial condition of the Company in any period. The Company recorded the cumulative impact of the correction of these errors as an adjustment in the quarter ended September 30, 2005. The adjustment reduced operating earnings by $1.1 million and reduced net income (and goodwill) after tax by $0.2 million.

14. Repatriation of Foreign Earnings
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
Throughout this discussion and analysis of financial condition and results of operations, all referenced amounts for prior periods and prior period comparisons reflect the balances and amounts on a restated basis as described in the “Explanatory Note” in the forepart of this Quarterly Report on Form 10-Q and in Note 13 — “Prior Period Restatement” to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this report. Accordingly, some of the data set forth in this section is not comparable to discussions and data in our previously filed reports for the corresponding periods.
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

The following table presents the percentage of revenues represented by each item in our condensed consolidated statements of income for the periods indicated:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
		2004		2004
	2005	As Restated	2005	As Restated

Revenues	100%	100%	100%	100%

Operating costs and expenses:
Service and operating	63.2	66.2	63.9	66.5
Selling, general and administrative	18.3	15.7	18.3	15.5
Depreciation and amortization	5.8	5.1	5.8	5.2
Restructuring and impairment charges	—	1.0	—	0.5
Litigation costs and regulatory settlements	1.5	0.4	1.8	0.3

Total operating costs and expenses	88.8	88.4	89.8	88.0

Operating earnings	11.2	11.6	10.2	12.0
Interest income	0.6	0.3	0.6	0.3
Interest expense	(2.2)	(2.1)	(2.5)	(2.2)
Investment gains and other	0.1	2.7	0.1	2.4

Income from continuing operations before income taxes	9.7	12.5	8.4	12.5
Income taxes	4.2	4.2	3.3	4.4

Income from continuing operations	5.5	8.3	5.1	8.1

Income from discontinued operations, net of tax	5.2	3.3	3.5	3.3

Net income	10.7%	11.6%	8.6%	11.4%

Comparison of the Three Months Ended December 31, 2005 with the Three Months Ended December 31, 2004
     Continuing Operations
Revenues decreased 3.8% from $215.5 million for the three months ended December 31, 2004 to $207.3 million for the three months ended December 31, 2005. Revenues were impacted by the loss of two significant Fund Services clients in our Investment Services segment. As a result, internal revenue growth (excluding business acquisitions and divestitures) approximated (6.2)% for the three months ended December 31, 2005 versus the same period in the prior year. Revenue growth from business acquisitions, net of the impact of business dispositions, approximated $4.7 million for the three months ended December 31, 2005, somewhat offsetting the overall decline in revenues.

Service and operating expenses decreased 8.2% from $142.7 million for the three months ended December 31, 2004 to $131.0 million for the three months ended December 31, 2005 and decreased as a percentage of revenues from 66.2% to 63.2%. The dollar decrease was primarily the result of the loss of two large Fund Services clients and the exit of certain marketing and distribution arrangements, coupled with lower costs resulting from the sale of a broker-dealer subsidiary and the restructuring of our European mutual fund services operations, both of which were completed in the prior fiscal year. Lower costs were somewhat offset due to the inclusion of RK Consulting, a business we did not own in the year ago quarter, and higher headcount-related costs in our Alternative Investment Services business as we continue to invest in these high growth businesses.

Selling, general and administrative expenses increased 12.5% from $33.8 million for the three months ended December 31, 2004 to $38.1 million for the three months ended December 31, 2005 and increased as a percentage of revenues from 15.7% to 18.3%. The dollar increase was primarily due to additional costs incurred in connection with the ongoing regulatory investigations, the inclusion of RK Consulting, a business we did not own in the year ago quarter, and higher headcount-related costs in our Alternative Investment Services business.

The Company evaluated the provisions of the American Jobs Creation Act of 2004 (the “AJCA”), which includes a temporary incentive for U.S. multinationals to repatriate foreign earnings at a substantially reduced effective tax rate. We completed our evaluation in November 2005 and repatriated $22.7 million in November 2005 and $11.0 million in June 2006 from certain of our foreign subsidiaries. We recorded a tax charge of $1.3 million in November 2005 and $0.6 million in June 2006 for this repatriation. At December 31, 2005, deferred income taxes of $2.7 million had not been provided on the undistributed earnings of foreign subsidiaries as such earnings will continue to be reinvested for the foreseeable future (except as distributed under the temporary provisions of the AJCA).
The provision for income taxes of $8.8 million and $9.1 million for the three months ended December 31, 2005 and 2004, respectively, represent an effective tax rate of 43.5% in 2005 and 33.7% in 2004. The effective tax rate for the three months ended December 31, 2005 was impacted by the U.S. tax on the repatriation of earnings under the AJCA. For the three months ended December 31, 2004, the effective tax rate was lower primarily due to a more favorable mix of foreign vs. domestic income and the absence of permanent differences related to FAS 123R.
Operating margins were 11.2% and 11.6% for the three months ended December 31, 2005 and 2004, respectively. Operating earnings decreased by $1.8 million to $23.2 million for the three months ended December 31, 2005 compared to $25.0 million for the same period in the prior year. The margin decline and dollar decrease were primarily due to revenue and expense declines in the Fund Services business coupled with additional charges for litigation and regulatory settlements, corporate expenses attributable to the ongoing regulatory investigations, Sarbanes Oxley implementation costs, and other legal and accounting fees, which more than offset the positive impact from margin expansion in the Insurance segment and reduced restructuring and impairment charges compared to a year ago.
Operating earnings, excluding restructuring and impairment charges and litigation and regulatory settlements, resulted in margins of 12.7% and 13.0% for the three months ended December 31, 2005 and 2004, respectively. The Company does not believe inflation has had a material impact on sales or operating results during periods covered in this discussion.
Discontinued Operations
See Note 12 — “Discontinued Operations.”
Comparison of the Six Months Ended December 31, 2005 with the Six Months Ended December 31, 2004
Continuing Operations
Revenues decreased 2.4% from $422.9 million for the six months ended December 31, 2004 to $412.9 million for the six months ended December 31, 2005. Revenues were impacted by the loss of two significant Fund Services clients in our Investment Services segment. Revenue growth from acquisitions, net of the impact of dispositions, approximated $9.6 million for the six months ended December 31, 2005. Internal revenue growth (excluding acquisitions and divestitures) approximated (4.7)% for the six months ended December 31, 2005 over the same period in the prior year.
Service and operating expenses decreased 6.1% from $281.1 million for the six months ended December 31, 2004 to $263.9 million for the six months ended December 31, 2005 and decreased as a percentage of revenues from 66.5% to 63.9%. The dollar decrease was primarily the result of the loss of two large Fund Services clients and the exit of certain marketing and distribution arrangements, coupled with lower costs resulting from the sale of a broker-dealer subsidiary and the restructuring of our European mutual fund services operations, both of which were completed in the prior fiscal year. Lower costs were somewhat offset due to the inclusion of RK Consulting, a business we did not own in the year ago quarter, and higher headcount-related costs in our Alternative Investment Services business as we continue to invest in these high growth businesses.
Selling, general and administrative expenses increased 15.5% from $65.5 million for the six months ended December 31, 2004 to $75.7 million for the six months ended December 31, 2005 and increased as a percentage of revenues from 15.5% to 18.3%. The dollar increase was primarily due to additional costs incurred in connection with the ongoing regulatory investigations, the inclusion of RK Consulting, and higher headcount-related costs in our Alternative Investment Services business.

The provision for income taxes of $13.5 million and $18.5 million for the six months ended December 31, 2005 and 2004, respectively, represent an effective tax rate of 39.1% in 2005 and 35.0% in 2004. The effective tax rate for the six months ended December 31, 2005 was impacted by the U.S. tax on the repatriation of earnings under the AJCA and permanent differences associated with certain error corrections in the Life Insurance Services business. Refer to the “Subsequent Adjustment” section in Note 13 — “Prior Period Restatement.” For the six months ended December 31, 2004, the effective tax rate was lower primarily due to a more favorable mix of foreign vs. domestic income and the absence of permanent differences related to FAS 123R.
Operating margins were 10.2% and 12.0% for the six months ended December 31, 2005 and 2004, respectively. Operating earnings decreased by $8.9 million to $41.9 million for the six months ended December 31, 2005 compared to $50.8 million for the same period in the prior year. The margin decline and dollar decrease were primarily due to revenue and expense reduction in the Fund Services business attributable to the loss of two significant clients coupled with additional charges for litigation and regulatory settlements, corporate expenses attributable to the ongoing regulatory investigations, Sarbanes Oxley implementation costs, and other legal and accounting fees, offset somewhat, by margin expansion in the Insurance Services segment. The Company does not believe inflation has had a material impact on sales or operating results during periods covered in this discussion.
Discontinued Operations
See Note 12 — “Discontinued Operations.”
Restructuring and Impairment Charges
We did not incur any additional restructuring charges in the six months ended December 31, 2005. Restructuring charges of $1.2 million during the six months ended December 31, 2004 were related to the completion of the restructuring of the European mutual fund services operations and were comprised of severance totaling $0.2 million and lease termination costs of $1.2 million, offset by reversals and currency translation gains of $0.2 million ($1.1 million of the total restructuring charges were recorded in the three months ended December 31, 2004). The following summarizes activity with respect to our restructuring activities for the six months ended December 31, 2005:

Restructuring accrual at June 30, 2005	$1,240

Cash payments and other	293

Remaining accrual at December 31, 2005:
Employee severance	—
Facility closure	947

Total	$947

We recorded asset impairment charges of $1.0 million during the six months ended December 31, 2004 related to other than temporary declines in the value of memberships in the New York and Boston stock exchanges.
Litigation and Regulatory Settlements
We are currently subject to legal proceedings and claims, including class action lawsuits and a shareholder derivative lawsuit, and regulatory investigations. See Part II, Item 1, “Legal Proceedings,” and Note 7 — “Litigation and Regulatory Investigations.”

We expensed the following amounts related to estimated settlement costs and legal fees in connection with the aforementioned litigation and investigatory matters for the three and six months ended December 31, 2005 and 2004:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
		2004		2004
	2005	As Restated	2005	As Restated

Litigation matters	$2,997	$866	$7,275	$1,247
Regulatory settlements	39	—	203	—

	$3,036	$866	$7,478	$1,247

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
Segment Information
The following table sets forth revenue and operating income by business segment and for corporate operations for the three and six months ended December 31, 2005 and 2004. Measures used to assess segment performance include revenues and operating earnings, exclusive of restructuring and impairment charges and litigation costs and regulatory settlements. Segment operating earnings exclude restructuring and impairment charges and litigation costs and regulatory settlements since they are not allocated to the segments for internal evaluation purposes. While these items are identifiable to the business segments, they are not included in the measurement of segment operating earnings provided to the chief operating decision maker for purposes of assessing segment performance and decision making with respect to resource allocation.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
		2004		2004
	2005	As Restated	2005	As Restated
Revenues:
Investment Services	$142,804	$151,340	$292,081	$301,900
Insurance Services	64,471	64,134	120,868	120,974

Total consolidated revenues	$207,275	$215,474	$412,949	$422,874

Operating earnings for reportable segments:
Investment Services	$14,687	$18,544	$34,134	$38,640
Insurance Services	19,909	17,004	32,753	30,146

Total	$34,596	$35,548	$66,887	$68,786

Less:

Corporate expenses	8,317	7,579	17,486	14,514

Restructuring and impairment charges (reversals):
Investment Services	$—	$2,128	$—	2,240
Insurance Services	—	—	—	—
Corporate	—	—	—	(5)

Total restructuring and impairment charges	$—	$2,128	$—	$2,235

Litigation costs and regulatory settlements (reversals):
Investment Services	$39	$—	$203	$—
Insurance Services	401	(478)	1,131	(97)
Corporate	2,596	1,344	6,144	1,344

Total litigation costs and regulatory settlements	$3,036	$866	$7,478	$1,247

Total consolidated operating earnings	$23,243	$24,975	$41,923	$50,790

Operating margins:
Investment Services	10.3%	12.3%	11.7%	12.8%
Insurance Services	30.9%	26.5%	27.1%	24.9%
Internal revenue growth (excluding acquisitions and divestitures) for Investment Services approximated (9.1)% and (6.7)% during the three and six months ended December 31, 2005, respectively. Internal revenue growth for Insurance Services approximated 0.5% and (0.1)%, respectively for the three and six months ended December 31, 2005, respectively.
Revenue in the Investment Services business segment decreased $8.5 million, or 5.6%, during the three months ended December 31, 2005, over the same period in the prior year. For the six months ended December 31, 2005, revenue decreased $9.8 million to $292.1 million compared to the same period in the prior year. The decline in revenue in both periods was primarily the result of the loss of two significant clients in the Fund Services business as one client was acquired and subsequently migrated to the acquirer’s in-house solution and the other client exited the mutual fund business. In addition, revenue in the Fund Services business was negatively impacted by the sale of Boston Institutional Services, Inc. (a broker dealer subsidiary) in April 2005, the termination of marketing and distribution arrangements, and a difficult selling environment for larger funds. The strong revenue growth in the Alternative Investment Services business was not enough to offset this decline. Revenue related to RK Consulting, acquired in January 2005, approximated $11.0 million and $21.0 million for the three and six months ended December 31, 2005, respectively.

Operating income in the Investment Services business segment decreased $3.9 million, or 20.8%, and $4.5 million, or 11.7%, for the three and six months ended December 31, 2005, respectively, as compared to the respective year ago period. Operating margin declined to 10.3% for the three months ended December 31, 2005 versus 12.3% in the year ago period. For the six months ended December 31, 2005, operating margin equaled 11.7%, compared to 12.8% in the prior year. For both periods, the margin decline was primarily attributable to lower revenue in the Fund Services business, which more than offset lower costs resulting from restructuring activities and other cost reduction initiatives. For the full fiscal year 2006, margins in the Investment Services segment are expected to range in the low teens, and internal revenue growth (decline) as a percentage is expected to range in the low negative single digits.
Revenue in the Insurance Services business segment increased $0.3 million, or 0.5%, during the three months ended December 31, 2005, over the same period in the prior year. Operating income in the Insurance Services business segment increased $2.9 million, or 17.1%, during the fiscal second quarter. Operating margins were 30.9% and 26.5% for the three months ended December 31, 2005 and 2004, respectively. The margin increase was primarily due to strong revenue growth in the Commercial Insurance Services business coupled with lower headcount-related costs in the Life Insurance Services business compared to a year ago. For the six months ended December 31, 2005, revenues were essentially flat at $120.9 million compared to the same period in the prior year. Operating margins were 27.1% and 24.9% for the six months ended December 31, 2005 and 2004, respectively. The increase in operating margin resulted from strong revenue growth in Commercial Insurance Services and lower headcount-related costs, offset by the impact of an adjustment relating to certain error corrections in the Life Insurance Services business recorded in the first quarter of 2006 (see the “Subsequent Adjustment” section in Note 13 — “Prior Period Restatement”). For the full fiscal year 2006, internal revenue growth is expected to range in the low single digits, and margins in the Insurance Services business segment is expected to range in the mid-twenties as a percentage of revenues.
Corporate operations represent charges for our human resources, legal, accounting and finance functions, and various other unallocated overhead charges. Corporate expenses of $17.5 million for the six months ended December 31, 2005 increased from $14.5 million in the same period last year primarily due to additional legal, accounting and other corporate costs incurred in connection with the ongoing regulatory investigations.
Financial Condition
At December 31, 2005 and June 30, 2005, we had cash and cash equivalents of $85.4 million and $172.3 million, respectively. Cash and cash equivalents held outside the U.S. at December 31, 2005 and June 30, 2005 amounted to $11.0 million and $61 million, respectively. Stockholders’ equity increased to $739.7 million at December 31, 2005 from $690.0 million at June 30, 2005, principally due to net income, the utilization of treasury stock for stock option exercises, and the repayment of notes from stockholders.
Capital expenditures, including capitalized software costs, were $10.0 million for the six months ended December 31, 2005.
Liquidity and Capital Resources
We believe that our existing sources of liquidity together with cash expected to be generated from operations will be sufficient to fund our anticipated capital expenditures, working capital and other financing requirements for at least the next twelve months. At December 31, 2005, we had negative working capital of $246.6 million as a result of the $300 million of outstanding 4% convertible subordinated notes due March 2006. In March 2006, we used the net proceeds from the sale of the Information Services segment for the repayment of these notes (see Note 9 — “Borrowings”).
At December 31, 2005, we had no outstanding borrowings against our $150 million revolving credit facility. In December 2005, we repaid the remaining balance of $54 million under the term loan portion of the credit facility. The facility was created to support our working capital requirements, repurchase our common stock, and fund our acquisitions. At December 31, 2005, we had $4.5 million outstanding in letters of credit and $300 million of outstanding 4% convertible subordinated notes due March 2006. Our debt ratio (total debt/total debt plus equity) was 0.29 at December 31, 2005, and our maximum debt ratio was not to exceed 0.50 under the terms of the revolving credit facility.
The credit agreement required us to maintain certain financial covenants and limited our ability to incur future indebtedness and to pay dividends. As of December 31, 2005, no amounts were permitted for the payment of cash dividends. In May 2005, a default occurred under the 2004 facility resulting from our failure to timely file our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 and our failure to deliver the related compliance certificate for such fiscal quarter. On June 14, 2005, we obtained a consent and waiver from the lenders under the 2004 facility, which extended the cure period arising from these defaults to August 1, 2005. After obtaining additional consents and waivers from the lenders subsequent to June 30, 2005, the 2004 facility was eventually terminated by us in January 2006 and replaced with a new interim credit facility (see Note 9 — “Borrowings”). As a condition of the waivers, additional borrowings under the revolving line of credit were not permitted until the default was cured.
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
Accounts receivable represented 41 and 48 days sales outstanding (DSO) at December 31, 2005 and 2004, respectively, based on quarterly revenues. The calculation of DSO for accounts receivable excludes insurance premiums and commissions receivable arising from our insurance-related businesses. DSO is less relevant for this type of receivable because it includes premiums that are ultimately remitted to the insurer and not recognized as revenue. Additionally, certain life insurance commissions due from insurance carriers have customary payment terms of up to twelve months. We perform credit evaluations of our customers in conjunction with our new business development processes. The customers are assessed for credit worthiness based on their financial position, and payment terms are generally negotiated at the time contracts are signed. We regularly evaluate our accounts receivable position relative to our revenues and monitor our accounts receivable aging as part of managing our receivable portfolio. Credit risk is generally mitigated by reasonably short payment terms, the nature of our customers (i.e., commercial banks, multi-line financial institutions, mutual funds, and insurance carriers) and our large and diverse customer base. We generally do not require collateral for accounts receivable and maintain an allowance for doubtful accounts of $3.9 million at December 31, 2005.
For the six months ended December 31, 2005, operating activities provided cash of $37.3 million, $11.6 million provided by continuing operations and $25.7 million provided by discontinued operations. Net income from continuing operations totaled $21.0 million, with depreciation and amortization of $23.9 million, other non-cash charges of $3.8 million, offset by changes in working capital items of $37.2 million. The change in working capital of $37.2 million includes $17.1 million primarily related to an increase in the net amount due to the Company from businesses currently classified as discontinued operations (in the same period in the prior year, working capital provided cash of $12.9 million of which $9.9 million related to a net reduction of amounts due to the Company from businesses classified as discontinued operations). Investing activities used cash of $33.6 million, including $10.0 million of capital expenditures and $23.1 million of net cash used in investing activities from discontinued operations. Financing activities used cash of $90.6 million, including net payments of short-term borrowings of $93.8 million and repurchases of our stock of $0.9 million, offset by proceeds from exercise of stock options of $5.8 million and repayment of notes receivable from shareholders of $3.7 million.
Repurchases of our common stock have occurred and are expected to continue to occur from time to time in the open market to offset the possible dilutive effect of shares issued under employee benefit plans, for possible use in future acquisitions, and for general and other corporate purposes. The following table presents stock repurchase activity during the three and six months ended December 31, 2005 and the year ended June 30, 2005 under programs authorized by the Board of Directors, disclosing total shares repurchased under each program and the associated cost. Upon authorization of each new stock repurchase program, the former program is superseded and replaced. The current repurchase program has no set expiration date. In addition to shares purchased in the open market under the buy-back program, the Company also purchases shares of common stock held by employees who wish to tender owned shares to satisfy tax withholding on restricted stock vesting and Rabbi Trust distributions. In March 2005, we suspended our open market stock repurchase program and do not currently expect to engage in further stock repurchase activity under the program until the Company becomes current in its financial reporting obligations. All of the shares purchased in the quarter ended December 31, 2005 were surrendered to the Company by employees in order to satisfy tax withholding obligations.

	Six Months Ended		Year Ended
	December 31, 2005		June 30, 2005
	Shares	Cost	Shares	Cost
Share repurchase programs:
$100 million, authorized November 2003	59	$898	3,149	$45,755
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
New Accounting Pronouncements
In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement No. 143” (“FIN 47”). FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. FIN 47 states that a conditional asset retirement obligation is a legal obligation to perform an asset retirement activity in which the timing or method of settlement are conditional upon a future event that may or may not be within control of the entity. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Retrospective application for the interim financial information is permitted but not required. Early adoption of FIN 47 is encouraged. The Company does not expect the adoption to have a material impact on its financial position or results of operations.
In May 2005, the FASB issued SFAS No. 154, “Accounting for Changes and Error Corrections — A Replacement of APB Opinion No. 20 and FASB Statement No. 3” (“FAS 154”). FAS 154 requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 (the Company’s fiscal 2007).
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
In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment to FASB Statements No. 133 and 144” (“FAS 155”). FAS 155 simplifies the accounting for certain hybrid financial instruments containing embedded derivatives. FAS 155 allows fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation under FAS 133. In addition, it amends FAS 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The Company will adopt the provisions of FAS 155 beginning in fiscal 2007. The implementation of FAS 155 is not expected to have a material impact on the Company’s consolidated financial statements.
In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140” (“FAS 156”). This Statement amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement clarifies when servicing rights should be separately accounted for, requires companies to account for separately recognized servicing rights initially at fair value, and gives companies the option of subsequently accounting for those servicing rights at either fair value or under the amortization method. FAS 156 is effective for fiscal years beginning after September 15, 2006. The implementation of FAS 156 is not expected to have a material impact on the Company’s consolidated financial statements.
In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 will require that the financial statements reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values. FIN 48 is effective for annual periods beginning after December 15, 2006 (the Company’s fiscal 2008). The Company has not completed its evaluation of the impact of adopting FIN 48.
Off-Balance Sheet Arrangements
As of December 31, 2005, we did not have any off-balance sheet arrangements, as contemplated in Item 303(a)(4)(ii) of SEC Regulation S-K, other than outstanding letters of credit totaling $4.5 million and the Company’s $300 million Convertible Subordinated Notes, which were paid off in March 2006.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We do not have material exposure to market risk from derivative or non-derivative financial instruments. We do not utilize such instruments to manage market risk exposures or for trading or speculative purposes. We do, however, invest available cash and cash equivalents in highly liquid financial instruments with original maturities of three months or less. As of December 31, 2005, we had approximately $85.4 million of cash and cash equivalents invested in highly liquid debt instruments purchased with original maturities of three months or less, including $22.6 million of overnight repurchase agreements. We believe that potential near-term losses in future earnings, fair values and cash flows from reasonably possible near-term changes in the market rates for such instruments are not material to us. We manage our debt structure and interest rate risk through the use of fixed- and floating-rate debt. While changes in interest rates could decrease our interest income or increase our interest expense, we do not believe that we have a material exposure to changes in interest rates based on the relative size of our interest bearing assets and liabilities. We do not undertake any specific actions concerning exposure to interest rate risk and we are not party to any interest rate derivative transactions.
We conduct a portion of our business internationally exposing earnings, cash flows and financial position to foreign currency risks. The majority of these risks are associated with transactions denominated in currencies other than the Company’s functional currency. Our policy on foreign currency risk is to minimize these risks, supplemented with foreign currency forward contracts.
The Company has entered into foreign currency forward contracts to manage risks associated with fluctuations in foreign currency exchange rates related to specifically identified operating expenses. At December 31, 2005, the outstanding contracts total $1.8 million in notional value and require the Company to purchase currencies at specified rates over the next five months. The instruments are accounted for as foreign currency cash flow hedges of specifically identified euro-denominated operating expenses.

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
We carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our CEO and CFO concluded our disclosure controls and procedures were not effective as of December 31, 2005, at the reasonable assurance level, because of the material weaknesses described in Item 9A of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005 (the “2005 Form 10-K”), which we are still in the process of remediating. Investors are directed to “Management’s Report on Internal Control over Financial Reporting” in Item 9A of the 2005 Form 10-K for a full description of these weaknesses.
Notwithstanding the material weaknesses described in Item 9A of the 2005 Form 10-K, we believe our condensed consolidated financial statements presented in this Quarterly Report on Form 10-Q fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for all periods presented herein.
Changes in Internal Control Over Financial Reporting
There have been no changes to the Company’s internal control over financial reporting during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
1.	Control environment. We have taken, and continue to take, significant actions to improve our control environment. The Company hired a new Chief Financial Officer in August 2005 to oversee the transition of financial responsibilities, address staffing matters and implement improved controls and procedures. Our Chief Executive Officer and Chief Financial Officer, together with other senior executives, are committed to maintaining a strong control environment, high ethical standards and financial reporting integrity. Following are the actions we are taking to improve our control environment and eliminate the material weakness:
•	Established direct reporting line from the business unit accountants to the Corporate Controller in an effort to ensure the independence of accounting decisions.

•	Continue to develop or revise our written accounting policies and procedures to establish a comprehensive up-to-date accounting manual, including revenue and expense recognition guidelines and processes.

•	Established enhanced quarterly accounting reviews and formal training programs for financial staff in an effort to ensure all relevant personnel are familiar with our accounting policies, control processes and have the necessary competency, training and supervision for their assigned level of responsibility and the nature and complexity of our business.

•	Continue to evaluate key financial positions and add senior management personnel focused on financial accounting, financial reporting and financial controls. We will also continue to evaluate and take appropriate actions with respect to certain employees in management, internal audit and financial reporting functions, which may include further training, supervision and/or reassignment.

•	Continue to enhance our “whistleblower” procedures and “tone at the top” to increase the likelihood that concerns related to financial reporting or the control environment will be timely reported and properly evaluated.

•	Implemented a quarterly and annual sub-certification process requiring written confirmations from business and finance managers as to the operating effectiveness of our disclosure controls and procedures and internal control over financial reporting.
2.	Controls over revenue recognition. Following are the actions we are taking or plan on taking, to improve our controls over revenue recognition and eliminate the material weakness:
•	Implemented a comprehensive periodic review by corporate finance of divisional income statements and balance sheets to identify and assess significant revenue and deferred revenue transactions.

•	Develop procedures to ensure qualified, senior level personnel within the finance organization are responsible for the review and approval of all revenue transactions with a significant financial impact.

•	Continue to enhance documentation and review of all new business acquisition and system conversion related activities and other transactions with a material financial impact on revenues to ensure proper treatment and disclosure.

•	Continue to enhance month-end closing procedures to ensure that timely, effective and consistent reconciliations are performed on all revenue accounts by qualified personnel within the finance organization.

•	Continue to add and retain technical accounting personnel and enhance supervision with regard to, among other things, timely account analysis and review and approval of significant revenue transactions.
3.	Controls over accounting for business combinations and divestitures. To improve our accounting over business combinations and divestitures and eliminate the material weakness we have implemented measures to ensure qualified, senior level personnel within the finance organization are responsible for the review and approval of accruals and estimates and accounting entries related to all acquisitions and divestitures.
4.	Controls over vendor rebates and legal and contractual settlements. Following are the actions we are taking to improve our controls over non-routine transactions and contractual obligations to eliminate the material weakness:
•	Improved procedures for verifying and documenting non-standard transactions and contracts, including a comprehensive review of divisional income statements and balance sheets to identify and analyze complex and significant non-routine or non-recurring transactions and contractual obligations.

•	Developed procedures to ensure qualified, senior level personnel within the finance organization are responsible for the review and approve all significant complex, non-routine, and non-recurring transactions and contractual obligations.

•	Continue to enhance procedures to review balance sheet account reconciliations by qualified, senior level personnel within the finance organization, including increasing the frequency and depth of such reviews and implement a risk based approach focusing on complex accounts and accounts having a significant financial impact.

•	Continue to add and retain technical accounting personnel to enhance supervision with regard to, among other things, account reconciliations and supporting documentation for non-routine transactions and contractual obligations.
5.	Controls over leases. Following are the actions we are taking to improve our controls over leases and eliminate the material weakness:
•	Continue accounting reviews to ensure all relevant personnel involved in leasing transactions understand and apply applicable accounting guidance in accordance with generally accepted accounting principles.
•	Implemented procedures ensuring qualified, senior level personnel within the finance organization review all lease and sublease transactions, including supporting documentation, and are responsible for the review and approval of all related accounting considerations and schedules.
6.	Controls over insurance commissions payable. Following are the actions we are taking or plan on taking, to improve our controls over insurance commission payables and eliminate the material weakness:
•	Continue to implement procedures ensuring qualified, senior level personnel within the finance organization review the impact of insurance commissions receivable and commissions payable transactions, including supporting documentation, and are responsible for the review and approval of all related accounting considerations and schedules.

•	Continue to improve procedures for verifying and documenting insurance commissions payable, including the review of account reconciliations, account analyses and supporting documentation.

•	Continue to develop processing systems to provide more automation, accuracy and control in recording insurance commissions payable transactions.
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
Our Life Insurance division is involved in litigation with a West Coast-based distributor of life insurance products, with which we had a former business relationship. The lawsuit, which is captioned Potomac Group West, Inc., et al, v. The BISYS Group, Inc., et al, was filed in September 2002 in the Circuit Court for Montgomery County, Maryland. The original complaint asserted breach of contract and a number of tort claims against BISYS, several subsidiaries, and several employees. The Court subsequently dismissed all claims against BISYS, its subsidiaries, and its employees, leaving only a breach of contract claim against one BISYS subsidiary. Plaintiffs continue to assert that they have not been paid all monies due for covered insurance policies. We intend to continue to vigorously defend the claims asserted and have asserted a number of counterclaims. We believe that we have adequate defenses against claims arising in such litigation and that the outcome of this matter will not have a material adverse effect upon our financial position, results of operations or cash flows.

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
The Company has recorded an estimated liability of $21.1 million at December 31, 2005 (originally established during the quarter ended March 31, 2005, representing expected amounts to be paid as part of this settlement, which is comprised of an estimated $9.7 million disgorgement, an estimated fine of $10 million and prejudgment interest of $1.4 million. As previously disclosed, the Company believes that the cost to bring this matter to resolution, including amounts to be paid as part of a settlement, legal fees and other related expenses it expects to incur through the conclusion of this investigation, will not exceed $25 million.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Issuer Purchases of Equity Securities
During the three months ended December 31, 2005, the Company purchased 5,317 shares of common stock into treasury, to satisfy tax withholding on restricted stock vesting and Rabbi Trust distributions. No shares were repurchased in the open market during the quarter under the November 2003 repurchase program.

				(d) Approximate
			(c) Total Number of	Dollar Value of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	Be Purchased Under
	(a) Total Number of	(b) Average Price	Announced Plans or	the Plans or
Period	Shares Purchased	Paid per Share	Programs	Programs
October 2005	3,085	$14.10	4,074,740	39,812,929
November 2005	—	—	4,074,740	39,812,929
December 2005	2,232	13.56	4,076,972	39,782,673
Total	5,317			39,782,673
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

THE BISYS GROUP, INC.
Date: August 4, 2006	By:	/s/ Bruce D. Dalziel
Bruce D. Dalziel
Executive Vice President and Chief Financial Officer (Duly Authorized Officer)

THE BISYS GROUP, INC.
EXHIBIT INDEX
Exhibit No.

(31.1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

(31.2)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

(32)	Section 1350 Certifications