Form 10-Q
period 2006-03-31
BISYS GROUP INC
filed 2006-08-30
CIK 883587

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
As of July 31, 2006, there were 120,411,552 shares of common stock, par value $0.02 per share, of the issuer outstanding.

THE BISYS GROUP, INC.
INDEX TO FORM 10-Q

PART I
ITEM 1. FINANCIAL STATEMENTS
THE BISYS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Revenues	$211,725	$212,379	$624,674	$635,253

Operating costs and expenses:
Service and operating (exclusive of depreciation and amortization shown separately below)	136,859	142,583	400,786	423,706
Selling, general and administrative (exclusive of depreciation and amortization shown separately below)	39,369	33,453	115,057	98,987
Depreciation and amortization	12,071	11,698	36,004	33,643
Restructuring and impairment charges	1,252	131	1,252	2,366
Litigation costs and regulatory settlements	(8,065)	19,394	(587)	20,641

Total operating costs and expenses	181,486	207,259	552,512	579,343

Operating earnings	30,239	5,120	72,162	55,910
Interest income	2,392	595	5,177	1,696
Interest expense	(3,434)	(4,769)	(13,751)	(14,059)
Investment gains (losses) and other	(106)	(21)	81	10,223

Income from continuing operations before income taxes	29,091	925	63,669	53,770
Income taxes	9,053	3,474	22,588	21,965

Income (loss) from continuing operations	20,038	(2,549)	41,081	31,805

Income (loss) from discontinued operations, net of tax	216,159	(63,842)	230,803	(50,069)

Net income (loss)	$236,197	$(66,391)	$271,884	$(18,264)

Basic earnings (loss) per share:
Continuing operations	$0.17	$(0.02)	$0.35	$0.27
Discontinued operations	1.81	(0.53)	1.94	(0.42)

Total basic earnings (loss) per share	$1.98	$(0.56)	$2.29	$(0.15)

Diluted earnings (loss) per share:
Continuing operations	$0.17	$(0.02)	$0.34	$0.26
Discontinued operations	1.81	(0.53)	1.93	(0.42)

Total diluted earnings (loss) per share	$1.97	$(0.56)	$2.27	$(0.15)

The accompanying notes are an integral part of the condensed consolidated financial statements.

THE BISYS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)
(Unaudited)

	March 31,	June 30,
	2006	2005
ASSETS

Current assets:
Cash and cash equivalents	$285,330	$172,335
Restricted cash	42,617	42,314
Accounts receivable, net	85,125	74,105
Insurance premiums and commissions receivable	93,829	88,548
Deferred tax asset	22,858	35,838
Other current assets	20,332	15,931
Current assets of discontinued operations	—	32,653

Total current assets	550,091	461,724
Property and equipment, net	41,632	43,064
Goodwill	716,999	717,469
Intangible assets, net	146,139	165,729
Other assets	17,143	18,278
Noncurrent assets of discontinued operations	—	134,196

Total assets	$1,472,004	$1,540,460

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt	$1,653	$395,443
Accounts payable	9,865	18,381
Insurance premiums and commissions payable	111,745	113,395
Current taxes payable	169,120	4,923
Other current liabilities	146,631	163,213
Current liabilities of discontinued operations	—	53,727

Total current liabilities	439,014	749,082
Long-term debt	3,348	4,357
Deferred tax liability	35,075	41,695
Deferred revenues	7,896	8,053
Other liabilities	6,884	6,620
Noncurrent liabilities of discontinued operations	—	40,643

Total liabilities	492,217	850,450

Stockholders’ equity:
Common stock, $0.02 par value, 320,000,000 shares authorized, 121,932,380 and 121,232,132 shares issued	2,439	2,425
Additional paid-in capital	394,979	395,900
Retained earnings	604,531	335,345
Notes receivable from stockholders	—	(3,718)
Employee benefit trust, 434,505 and 409,180 shares	(6,819)	(6,458)
Deferred compensation	6,852	6,598
Unearned compensation – restricted stock	—	(7,798)
Accumulated other comprehensive income	112	136
Treasury stock at cost, 1,503,949 and 2,196,760 shares	(22,307)	(32,420)

Total stockholders’ equity	979,787	690,010

Total liabilities and stockholders’ equity	$1,472,004	$1,540,460

The accompanying notes are an integral part of the condensed consolidated financial statements.

THE BISYS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$271,884	$(18,264)
Adjustment for income from discontinued operations, net of tax	(230,803)	50,069
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,004	33,643
Deferred income tax provision	1,825	10,183
Share-based compensation	5,751	2,496
Investment gains and other	(81)	(10,223)
Change in assets and liabilities, net of effects from acquisitions and divestitures	(39,920)	39,061
Net cash provided by operating activities from discontinued operations	38,870	32,682

Net cash provided by operating activities	83,530	139,647

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of businesses, net of cash acquired	(1,858)	(82,638)
Payments related to businesses previously acquired	(300)	(477)
Proceeds from business divestitures	471,295	—
Capital expenditures for property and equipment	(8,403)	(6,225)
Capitalized software costs	(5,774)	(5,047)
Proceeds from sale of investments	302	14,794
Acquired intangible assets	(111)	(750)
Other	(812)	628
Net cash used in investing activities from discontinued operations	(36,010)	(26,804)

Net cash used in investing activities	418,329	(106,519)

CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings, net	—	(56,000)
Payment of long-term debt	(395,055)	(1,332)
Exercise of stock options	7,726	5,859
Issuance of common stock	—	4,659
Repurchases of common stock	(1,161)	(39,571)
Repayment of notes receivable from stockholders	3,718	4,398
Changes in bank overdrafts	(1,232)	(1,965)
Net cash used in financing activities from discontinued operations	(3,478)	(4,193)

Net cash used in financing activities	(389,482)	(88,145)

Change in cash and cash equivalents	112,377	(55,017)
Cash and cash equivalents at beginning of period (includes cash of discontinued operations of $618 in 2006 and $1,794 in 2005)	172,953	144,120

Cash and cash equivalents at end of period (includes cash of discontinued operations of $0 in 2006 and $3,479 in 2005)	$285,330	$89,103

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

Discontinued Operations

On September 15, 2005, the Company entered into an agreement to sell its Information Services segment, which included the Banking Solutions and Document Solutions divisions, to Open Solutions Inc. for approximately $471 million in cash, subject to final working capital and other adjustments. The transaction closed on March 3, 2006, and the Company recognized a gain of approximately $204 million, net of tax. On March 31, 2005, the Company announced it had approved a formal plan of disposition for its Education Services business. On April 21, 2005, the Company completed the sale of its Education Services business to Kaplan Professional, a division of Kaplan, Inc. (“Kaplan”). Kaplan acquired all of the outstanding shares of BISYS Education Services Inc., a subsidiary of The BISYS Group, Inc., for approximately $51 million in cash, payable at closing. The company did not realize a material gain or loss as a result of this transaction.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”), the financial results of the Company’s Information Services segment and Education Services business are reported as discontinued operations for all periods presented. Accordingly, the notes to the consolidated financial statements reflect historical amounts exclusive of discontinued operations, unless otherwise noted.

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

Restricted Cash

Unremitted insurance premiums are held in a fiduciary capacity and approximated $42.6 million and $42.3 million at March 31, 2006 and June 30, 2005, respectively. The period for which the Company holds such funds is dependent upon the date the agent or broker remits the payment of the premium to the Company and the date the Company is required to forward such payment to the insurer.

Insurance Premiums and Commissions Receivable and Payable

The Company has separately reflected receivables and payables arising from its insurance-related businesses on the accompanying condensed consolidated balance sheets. The captions “insurance premiums and commissions receivable” and “insurance premiums and commissions payable” include insurance premiums and commissions in the Company’s Commercial Insurance Services division and net commissions receivable in the Company’s Life Insurance Services brokerage division. In its capacity as a commercial property and casualty wholesale distributor, the Company collects premiums from other agents and brokers and, after deducting its commissions, remits the premiums to the respective insurers.

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

Investments

Management determines the appropriate classification of investments in equity securities at the time of purchase. Marketable equity securities available for sale are carried at market value based upon quoted market prices. Unrealized gains or losses on available for sale securities are accumulated as an adjustment to stockholders’ equity, net of related deferred income taxes. Realized gains or losses are computed based on specific identification of the securities sold. During the nine months ended March 31, 2006, proceeds from securities sold and the realized gains were not significant. Net realized gains from securities sold during the nine months ended March 31, 2005 were $9.8 million.

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

The provision for income taxes of $9.1 million and $3.5 million for the three months ended March 31, 2006 and 2005, respectively, represent an effective tax rate of 31.1% in 2006 and 375.6% in 2005. The effective tax rate for the three months ended March 31, 2006 was impacted by the reversal of a loss contingency (relating to fiscal years 2001 through 2006) recorded at the conclusion of an IRS audit of the Company for the fiscal years ended June 30, 2001, 2002 and 2003. The tax rate for the three months ended March 31, 2005 was significantly impacted by the non-deductible SEC fine of $10.0 million recorded during the quarter.

The provision for income taxes of $22.6 million and $22.0 million for the nine months ended March 31, 2006 and 2005, respectively, represent an effective tax rate of 35.5% in 2006 and 40.9% in 2005. The effective tax rate for the nine months ended March 31, 2006 was impacted by the U.S. tax on the repatriation of earnings under the American Jobs Creation Act of 2004, the reversal of a loss contingency (relating to fiscal years 2001 through 2006) recorded at the conclusion of an IRS audit of the Company for the fiscal years ended June 30, 2001, 2002 and 2003, and permanent differences associated with certain error corrections recorded in the first quarter of 2006, related to the Life Insurance business. The effective tax rate for the nine months ended March 31, 2005 was significantly impacted by the non-deductible SEC fine of $10.0 million recorded in March 2005.

New Accounting Pronouncements

In March 2005, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143” (“FIN 47”). FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. FIN 47 states that a conditional asset retirement obligation is a legal obligation to perform an asset retirement activity in which the timing or method of settlement are conditional upon a future event that may or may not be within control of the entity. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Retrospective application for the interim financial information is permitted but not required. Early adoption of FIN 47 is encouraged. The Company does not expect the adoption to have a material impact on its financial position or results of operations.

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

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140” (“FAS 156”). This Statement amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to accounting for separately recognized servicing assets and servicing liabilities. This Statement clarifies when servicing rights should be separately accounted for, requires companies to account for separately recognized servicing rights initially at fair value, and gives companies the option of subsequently accounting for those servicing rights at either fair value or under the amortization method. FAS 156 is effective for fiscal years beginning after September 15, 2006. The implementation of FAS 156 is not expected to have a material impact on the Company’s consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Specifically, FIN 48 requires the recognition in financial statements of the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. Additionally, FIN 48 provides guidance on the derecognition of previously recognized deferred tax items, classification, accounting for interest and penalties, and accounting in interim periods related to uncertain tax positions, as well as, requires expanded disclosures. FIN 48 is effective for fiscal years beginning after December 15, 2006 (the Company’s Fiscal 2008), with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company has not completed its evaluation of adopting FIN 48.

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

3.	Comprehensive Income (Loss)

The components of comprehensive income (loss) are as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Net income (loss)	$236,197	$(66,391)	$271,884	$(18,264)
Unrealized gain (loss) on investments, net of tax	(57)	28	(26)	57
Reclassification adjustment for gains included in net income, net of tax	—	(9)	—	(5,826)
Unrealized gain on foreign currency exchange contracts	35	1	160	1
Foreign currency translation adjustment	(85)	(25)	(156)	(127)

Total comprehensive income (loss)	$236,090	$(66,396)	$271,862	$(24,159)

4.	Per Share Data

Amounts utilized in per share computations for the three and nine months ended March 31, 2006 and 2005 are as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Weighted average common shares outstanding	119,118	119,457	118,837	119,685
Assumed conversion of common shares issuable under stock-based compensation plans	537	789	907	906

Weighted average common and common equivalent shares outstanding	119,655	120,246	119,744	120,591

The effect of the assumed conversion of the convertible subordinated notes into common stock would be antidilutive and therefore is excluded from the computation of diluted earnings per share.

Certain stock options were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of common shares during the period:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Number of options excluded	8,494	8,916	8,494	8,916

Option price per share	$14.21 to $35.10	$15.16 to $35.30	$14.21 to $35.10	$15.16 to $35.30

Average market price of common shares for the period	$14.16	$15.09	$14.14	$14.74
5.	Share-Based Compensation

In December 2004, the FASB issued SFAS 123R, “Share-Based Payment” (“FAS 123R”) that requires companies to expense the value of employee stock purchase plans, stock option grants and similar awards at the beginning of their next fiscal year that begins after June 15, 2005 and requires the use of either the modified prospective or the modified retrospective application method. The Company adopted FAS 123R on

July 1, 2005 under the modified prospective method; as such, prior periods do not include share-based compensation expense related to FAS 123R. The modified prospective method requires the application of FAS 123R to new awards and to awards modified, repurchased or cancelled after the effective date. Additionally, compensation cost for the portion of outstanding awards for which service has not been rendered (such as unvested options) that are outstanding as of the date of adoption are recognized as the remaining services are rendered. The Company recognizes the fair value of stock-based compensation awards in service and operating expense or selling, general and administrative expense based upon the department classification of each employee in the condensed consolidated statements of income on a straight-line basis over the vesting period.

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

During the three and nine months ended March 31, 2006, the Company recognized $1.9 million and $5.9 million of stock-based compensation expense (net of $(0.1) million and $0.3 million of stock-based compensation expense related to discontinued operations, respectively) and $0.5 million and $1.6 million in related tax benefits, respectively. As of March 31, 2006, the total remaining unrecognized compensation cost related to non-vested stock options and restricted stock awards, net of forfeitures, was approximately $23.1 million and is expected to be recognized over an estimated weighted amortization period of 4.07 years.

The adoption of FAS 123R reduced the Company’s results of operations due to the recognition of share-based compensation expense for stock option and employee stock purchase plan awards as follows:

	Three Months Ended	Nine Months Ended
	March 31, 2006	March 31, 2006
Income from continuing operations before income taxes	$(659)	$(2,231)
Net income	(596)	(2,023)

Basic earnings per share:
Continuing operations	$(0.01)	$(0.02)
Net income	(0.01)	(0.02)

Diluted earnings per share:
Continuing operations	$(0.01)	$(0.02)
Net income	—	(0.02)

Cash flow from financing activity	$227	$758
Cash flow from operations	(227)	(758)

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

The following table presents the effect on net income and earnings per share had the Company recognized compensation expense consistent with the fair value provisions of SFAS 123, “Accounting for Stock-Based Compensation,” prior to the adoption of FAS 123R:

	Three Months Ended	Nine Months Ended
	March 31, 2005	March 31, 2005
Net (loss), as reported	$(66,391)	$(18,264)

Add: Reported stock compensation expense, net of related tax effects	529	1,695

Less: Fair value stock compensation expense, net of related tax effects	(3,774)	(12,925)

Pro forma net loss	$(69,636)	$(29,494)

Loss per share:
Basic, as reported	$(0.56)	$(0.15)
Basic, pro forma	(0.58)	(0.25)

Diluted, as reported	$(0.55)	$(0.15)
Diluted, pro forma	(0.58)	(0.24)
The fair values of stock options granted during the nine months ended March 31, 2006 and 2005 were estimated on the date of grant using the Black-Scholes pricing model with the following assumptions:

	Nine Months Ended
	March 31,
	2006	2005
Expected life (in years)	4.08	5.0
Average risk-free interest rate	4.11%	3.57%
Expected volatility	39.6%	40.0%
Expected dividend yield	0.0%	0.0%
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

The weighted-average estimated fair value of stock options granted during the nine months ended March 31, 2006 and 2005 was $5.69 and $6.08 per share, respectively.

The table below presents information related to stock option activity for the three and nine months ended March 31, 2006 and 2005:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Total intrinsic value of stock options exercised	$659	$772	$2,383	$2,235
Total fair value of stock options vested	536	796	1,663	2,292
Cash received from stock option exercises	1,904	2,316	7,726	5,859
Gross income tax benefit from the exercise of stock options	$227	$301	$758	$871
A summary of stock option activity for the nine months ended March 31, 2006 is as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of Shares	Exercise Price	Term (years)	Value
Outstanding, June 30, 2005	12,651	$19.27
Granted	417	14.90
Exercised	(722)	10.87
Forfeited or expired	(1,287)	20.44

Outstanding, March 31, 2006	11,059	$19.52	4.62	$2,756

Exercisable, March 31, 2006	9,851	$20.17	4.16	$2,647

A summary of unvested stock option activity for the nine months ended March 31, 2006 is as follows:

		Weighted
	Number of	Average Fair
	Shares	Value
Unvested at June 30, 2005	1,486	$5.92
Granted	417	6.66
Vested	(367)	5.86
Forfeited or expired	(327)	5.93

Unvested at March 31, 2006	1,209	$6.19

A summary of restricted stock activity for the nine months ended March 31, 2006 is as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average Fair	Vesting Term	Intrinsic
	Shares	Value	(years)	Value
Unvested at June 30, 2005	691	$14.94	2.75	$10,319
Granted	825	14.95	3.43	12,325
Vested	(191)	15.22	—	(2,901)
Forfeited	(153)	15.07	2.88	(2,303)

Unvested at March 31, 2006	1,172	$14.88	3.66	$17,440

At March 31, 2006, options to purchase 10.4 million shares were available for grant under the Company’s stock option and restricted stock plans. At March 31, 2006, there were 0.8 million shares available for grant under the employee stock purchase plan.

The Company has a policy of utilizing shares held in treasury to satisfy stock option exercises and does not expect to repurchase any additional shares in the open market during fiscal 2006.

6.	Restructuring and Impairment Charges

During the three months ended March 31, 2006, the Company recorded a pre-tax restructuring charge of $1.2 million in connection with the completion of the relocation of its corporate headquarters from New York to Roseland, New Jersey. The restructuring charge represents the excess of the future minimum lease commitments of the former New York headquarters over the expected sublease income, partially offset by a related deferred rent liability of approximately $0.3 million. Restructuring charges of $1.3 million during the nine months ended March 31, 2005 were related to the completion of the restructuring of the European mutual fund services operations and were comprised of severance totaling $0.2 million and lease termination costs of $1.2 million, offset by reversals and currency translation gains of $0.1 million. The following summarizes activity with respect to the Company’s restructuring activities for the nine months ended March 31, 2006:

Restructuring accrual at June 30, 2005	$1,240

Expense provision:
Facility closure	1,252

Cash payments and other	612

Remaining accrual at March 31, 2006:
Employee severance	—
Facility closure	1,880

Total	$1,880

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

The remaining putative class action purports to be brought on behalf of all persons who acquired BISYS securities from the Company as part of private equity transactions during the period October 23, 2000 to May

17, 2004. The complaint generally asserts that the Company and certain of its officers allegedly violated the federal securities laws in connection with the purported issuance of false and misleading information concerning the Company’s financial condition, and seeks damages in an unspecified amount. On November 29, 2004, plaintiffs filed an amended complaint. By order of the Court, the amended complaint was consolidated into the above complaint. By report and recommendation dated August 2, 2006, a United States Magistrate Judge recommended to the district court the denial of class action certification of this action. The plaintiff has filed objections seeking that the district judge not adopt the recommendation.

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

The Company has recorded an estimated liability of $21.3 million as of March 31, 2006 (originally established during the quarter ended March 31, 2005 for $20.8 million), representing expected amounts to be paid as part of a settlement. The $21.3 million expected settlement amount is comprised of an estimated $9.7 million disgorgement, an estimated fine of $10 million and prejudgment interest of $1.6 million.

The Company recorded the following expenses related to estimated settlement costs and legal fees in connection with the aforementioned litigation and investigatory matters for the three and nine months ended March 31, 2006 and 2005:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Litigation costs (net of $9,000 insurance recovery in 2006)	$(8,263)	$8,308	$(988)	$9,555
Regulatory settlement ($20,785 net of disgorgement portion of $9,699 in 2005)	198	11,086	401	11,086

	$(8,065)	$19,394	$(587)	$20,641

In February 2006, we reached an agreement regarding coverage with our insurance carriers that resulted in an insurance recovery of approximately $9.0 million for certain legal expenses incurred by the Company in connection with the aforementioned litigation and investigatory matters. Amounts recovered under the agreement have been recognized as a reduction to legal expenses in the quarter ended March 31, 2006.

Legal fees and related costs for litigation arising in the ordinary course of business, and exclusive of the specific aforementioned litigation and investigatory matters, are included in the caption, “Selling, general and administrative” in the accompanying consolidated statements of income.

8.	Goodwill and Intangible Assets

Goodwill

The changes in carrying amount of goodwill by business segment for the nine months ended March 31, 2006 were as follows:

	Investment	Insurance
	Services	Services	Total
Balance, June 30, 2005	$362,063	$355,406	$717,469
Additions	1,320	—	1,320
Dispositions	—	—	—
Adjustments to previous acquisitions	(524)	(1,266)	(1,790)

Balance, March 31, 2006	$362,859	$354,140	$716,999

The adjustments to previous acquisitions primarily relate to the reversal of tax contingencies estimated at the time of acquisition.

Intangible Assets

At March 31, 2006, intangible assets were comprised of the following:

	Gross Carrying	Accumulated	Net Book
	Amount	Amortization	Value
Capitalized software	$61,252	$(35,753)	$25,499
Customer related	185,705	(72,592)	113,113
Noncompete agreements	20,799	(14,745)	6,054
Other	5,195	(3,722)	1,473

Total	$272,951	$(126,812)	$146,139

At June 30, 2005, intangible assets were comprised of the following:

	Gross Carrying	Accumulated	Net Book
	Amount	Amortization	Value
Capitalized software	$55,565	$(28,697)	$26,868
Customer related	185,028	(56,563)	128,465
Noncompete agreements	20,799	(12,296)	8,503
Other	5,195	(3,302)	1,893

Total	$266,587	$(100,858)	$165,729

All of the Company’s intangible assets are subject to amortization. Amortization expense for intangible assets was $8.7 million and $26.1 million for the three and nine months ended March 31, 2006 and $31.9 million for the year ended June 30, 2005. Estimated annual amortization expense is $34.9 million in 2006, $31.7 million in 2007, $28.3 million in 2008, $24.1 million in 2009, and $20.0 million in 2010.

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

The Company could borrow under the revolving credit facility through March 2008 up to $300 million, reduced by any outstanding letters of credit. The $100 million term loan had quarterly principal payments commencing on June 30, 2005 with a final maturity of March 31, 2008. Interest was payable quarterly for prime rate borrowings or at maturity for LIBOR borrowings, which range from 30 to 180 days.

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

In March 2001, the Company issued $300 million of convertible subordinated notes (the “Notes”) due March 15, 2006. The Notes bore interest at 4% and required semi-annual interest payments. The Notes were convertible at any time at the option of the holder into shares of the Company’s common stock at a conversion price of $33.39 per share, subject to adjustment under certain conditions. In March 2006, the Company used the net proceeds from the sale of the Information Services segment for the repayment of the Notes (see Note 12 – “Discontinued Operations”).

Debt outstanding at March 31, 2006 and June 30, 2005 is as follows:

	March 31, 2006	June 30, 2005
Senior credit facility, term loan, at a rate of 4.375%	$—	$93,750
Convertible subordinated 4% notes	—	300,000
Capital lease obligations	5,001	6,050

	5,001	399,800
Less amounts due within one year	1,653	395,443

Long-term debt	$3,348	$4,357

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

The loans under the Interim Facility are guaranteed by certain of the Company’s significant subsidiaries. As of the date of this filing there were no balances outstanding on the Revolver and the Term Loan commitment has been terminated. The Credit Agreement contains various representations, warranties and covenants generally consistent with the 2004 credit facility. Financial covenants require the Company to meet certain financial tests on an on-going basis, including minimum net worth, minimum fixed charge coverage ratio, and total leverage ratio, based upon its consolidated financial results. On July 21, 2006 the Company received a waiver from its lender under the Interim Facility, which waived the Company’s default resulting from its failure to deliver financial statements for the quarters ended December 31, 2005 and March 31, 2006 in a timely manner and failure to deliver the related compliance certificates for such periods. The Company delivered the required financial statements and compliance certificate for the quarter ended December 31, 2005 to its lender and is now required to deliver its financial statements and compliance certificate for the quarter ended March 31, 2006 on or before September 5, 2006.

In connection with the execution of the Interim Facility, on January 4, 2006, the Company terminated its 2004 facility. Pursuant to the 2004 facility, the March 31, 2008 maturity date had been set to accelerate to January 31, 2006 in the event that the Notes were not repaid by such date. The term loan portion of the 2004 facility was repaid in full in December 2005, and no borrowings were outstanding under such facility at the time of termination. The Company did not incur any prepayment penalties in connection with the termination of the facility.

10.	Derivative Financial Instruments

The Company has entered into foreign currency forward contracts to manage risks associated with fluctuations in foreign currency exchange rates related to specifically identified operating expenses. At March 31, 2006, the outstanding contracts total $0.7 million in notional value and require the Company to purchase currencies at specified rates over the next two months. The instruments are accounted for as foreign currency cash flow hedges of specifically identified euro-denominated operating expenses. Changes in the fair value of these instruments are carried in other comprehensive income and are reclassified to service and operating expenses when the underlying hedged operating expenses are recognized.

11.	Segment Information

The Company provides business outsourcing solutions to financial institutions and other financial organizations. The Company’s continuing operations have been classified into two business segments: Investment Services and Insurance Services.

The Company’s reportable segments are separately managed strategic business units that offer different products and services, and they are based on the Company’s method of internal reporting. The businesses that comprise the Investment Services segment are Fund Services, Retirement Services and Alternative Investment Services. The Investment Services segment provides business process outsourcing services, including administration and distribution, to domestic and offshore mutual fund complexes, hedge funds and private equity funds and retirement plan services to small to mid-size retirement plans. The Insurance Services segment, comprised of the Life Insurance Services and Commercial Insurance Services businesses, provides distribution solutions for commercial property and casualty, annuities, life, long-term care, disability, and special risk insurance products.

Summarized financial information by business segment and for corporate operations for the three and nine months ended March 31, 2006 and 2005 is presented below. Measures used to assess segment performance include revenues and operating earnings, exclusive of restructuring and impairment charges and litigation costs and regulatory settlements. Segment operating earnings exclude restructuring and impairment charges and litigation costs and regulatory settlements for specific matters described in Note 7 since they are not allocated to the segments for internal evaluation purposes. While these items are identifiable to the business segments, they are not included in the measurement of segment operating earnings provided to the chief operating decision maker for purposes of assessing segment performance and decision making with respect to resource allocation. Legal expenses for other litigation matters arising in the normal course of business are included with operating earnings of the reportable segments and corporate.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Revenues:
Investment Services	$149,671	$161,167	$441,752	$463,067
Insurance Services	62,054	60,911	182,922	181,885

Total	211,725	222,078	624,674	644,952
Less: Disgorgement portion of estimated regulatory settlement reflected as a reduction to revenue	—	(9,699)	—	(9,699)

Total consolidated revenues	$211,725	$212,379	$624,674	$635,253

Operating earnings for reportable segments:
Investment Services	$17,204	$22,630	$51,339	$61,270
Insurance Services	15,845	17,704	48,597	47,850

Total	$33,049	$40,334	$99,936	$109,120

Less reconciling items:

Corporate expenses	9,623	5,990	27,109	20,504

Disgorgement portion of estimated regulatory settlement reflected as a reduction to revenue	—	9,699	—	9,699

Restructuring and impairment charges (reversals):
Investment Services	$15	$131	$15	$2,371
Insurance Services	—	—	—	—
Corporate	1,237	—	1,237	(5)

Total restructuring and impairment charges	$1,252	$131	$1,252	$2,366

Litigation costs and regulatory settlements (recoveries):
Investment Services	$198	$11,086	$401	$11,086
Insurance Services	165	337	1,296	240
Corporate	(8,428)	7,971	(2,284)	9,315

Total litigation costs and regulatory settlements	$(8,065)	$19,394	$(587)	$20,641

Total consolidated operating earnings	$30,239	$5,120	$72,162	$55,910

12.	Discontinued Operations

On September 15, 2005, the Company entered into an agreement to sell its Information Services segment, which included the Banking Solutions and Document Solutions divisions, to Open Solutions Inc. (“OSI”) for approximately $471 million in cash, subject to final working capital and other adjustments. The transaction closed on March 3, 2006, and the Company recognized an after-tax gain of approximately $204 million. On April 21, 2005, the Company completed the sale of its Education Services business to Kaplan Professional, a division of Kaplan, Inc. (“Kaplan”). Kaplan acquired all of the outstanding shares of BISYS Education Services Inc., a subsidiary of The BISYS Group, Inc., for approximately $51 million in cash, payable at closing. The Company did not realize a material gain or loss as a result of this transaction.

The assets and liabilities, results of operations and cash flows of the Information Services segment and the Education Services business have been accounted for as discontinued operations for all periods presented in the accompanying condensed consolidated financial statements.

Financial information for discontinued operations is summarized below:

	Three months ended		Nine Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Revenues	$43,534	$64,478	$146,689	$191,482
Expenses	27,251	52,032	101,952	156,178
Gain on disposition	(355,313)		(355,313)
Impairment	—	86,487	—	86,487

Income (loss) from discontinued operations, before taxes	371,596	(74,041)	400,050	(51,183)
Applicable income taxes	155,437	(10,199)	169,247	(1,114)

Income (loss) from discontinued operations, net of tax	$216,159	$(63,842)	$230,803	$(50,069)

Major classes of assets and liabilities of the Information Services segment accounted for as discontinued operations in the accompanying condensed consolidated balance sheet at June 30, 2005 were as follows:

June 30,
2005
Accounts receivable	$28,573
Other current assets	4,080

Total current assets	32,653
Property and equipment	12,929
Goodwill	34,946
Intangible assets	81,334
Other assets	4,987

Total assets of discontinued operations	$166,849

Current maturities of long-term debt	$4,461
Other current liabilities	49,266

Total current liabilities	53,727
Long-term debt	5,992
Deferred revenue	34,651

Total liabilities of discontinued operations	$94,370

The tax liability associated with the disposition of the Information Services segment is approximately $152 million and is classified as a current liability as of the balance sheet date.

13.	Repatriation of Foreign Earnings

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

14.	Related Party Transaction

Denis A. Bovin, a Director of the Company, is an officer and director of Bear Stearns & Co., Inc. (“Bear Stearns”), a financial services firm that is the Company’s primary investment banking advisor. The Company engaged Bear Stearns as its financial advisor in connection with the sale on March 3, 2006 of the Information Services segment, an engagement under which the Company paid Bear Stearns approximately $4.8 million in fees. In addition, the Company has engaged Bear Stearns to advise it in connection with its exploration of strategic alternatives as part of its continued efforts to maximize shareholder value.

On June 13, 2006, Doni L. Fordyce, who is related to an officer and director of Bear Stearns, became a Director of the Company.

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
Recent Developments
On August 10, 2006, our Board of Directors accepted the resignation of Russell P. Fradin, our President, Director and Chief Executive Officer effective September 5, 2006. Robert J. Casale, the Chairman of our Board of Directors, will serve as Interim President and Chief Executive Officer while we seek a permanent successor. We also announced that we have recently initiated a process to explore strategic alternatives as part of our continued efforts to maximize shareholder value. Our Board of Directors has engaged Bear, Stearns & Co., Inc. to advise us in connection with this process.
Results of Operations
On September 15, 2005, we entered into an agreement to sell our Information Services segment, which included the Banking Solutions and Document Solutions divisions, to Open Solutions Inc. for approximately $471 million in cash, subject to final working capital and other adjustments. The transaction closed on March 3, 2006, and we recognized an after-tax gain of approximately $204 million. On April 21, 2005, we completed the sale of our Education Services business to Kaplan Professional, a division of Kaplan, Inc. (“Kaplan”). Kaplan acquired all of the outstanding shares of BISYS Education Services Inc., a subsidiary of The BISYS Group, Inc., for approximately $51 million in cash, payable at closing. We did not realize a material gain or loss as a result of this transaction. In accordance with FAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”), the financial results of our Information Services segment and Education Services business are reported as discontinued operations for all periods presented. Accordingly, historical amounts are reflected exclusive of discontinued operations.

The following table presents the percentage of revenues represented by each item in our condensed consolidated statements of income for the periods indicated:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Revenues	100%	100%	100%	100%

Operating costs and expenses:
Service and operating	64.6	67.1	64.1	66.8
Selling, general and administrative	18.6	15.8	18.4	15.6
Depreciation and amortization	5.7	5.5	5.8	5.2
Restructuring and impairment charges	0.6	0.1	0.2	0.4
Litigation costs and regulatory settlements	(3.8)	9.1	(0.1)	3.2

Total operating costs and expenses	85.7	97.6	88.4	91.2

Operating earnings	14.3	2.4	11.6	8.8
Interest income	1.1	0.2	0.8	0.3
Interest expense	(1.6)	(2.2)	(2.2)	(2.2)
Investment gains and other	—	—	—	1.6

Income from continuing operations before income taxes	13.8	0.4	10.2	8.5
Income taxes	4.3	1.6	3.6	3.5

Income (loss) from continuing operations	9.5	(1.2)	6.6	5.0

Income (loss) from discontinued operations, net of tax	102.1	(30.1)	36.9	(7.9)

Net income (loss)	111.6%	(31.3)%	43.5%	(2.9)%

Comparison of the Three Months Ended March 31, 2006 with the Three Months Ended March 31, 2005
Continuing Operations

Revenues decreased 0.3% from $212.4 million for the three months ended March 31, 2005 to $211.7 million for the three months ended March 31, 2006. Revenues were impacted by the loss of two significant Fund Services clients and the sale of a broker-dealer subsidiary in our Investment Services segment. Revenues for the three months ended March 31, 2005 were reduced by $9.7 million pertaining to the disgorgement portion of an estimated regulatory settlement. Internal revenue growth (excluding business acquisitions and divestitures) approximated (2.3)% for the three months ended March 31, 2006 versus the same period in the prior year (excluding the impact of the disgorgement portion of an estimated regulatory settlement in the prior year).

Service and operating expenses decreased 4.0% from $142.6 million for the three months ended March 31, 2005 to $136.9 million for the three months ended March 31, 2006 and decreased as a percentage of revenues from 67.1% to 64.6%. The dollar decrease was primarily the result of the loss of two large Fund Services clients and the exit of certain marketing and distribution arrangements, coupled with lower costs resulting from the sale of a broker-dealer subsidiary and the restructuring of our European mutual fund services operations, both of which were completed in the prior fiscal year. Lower costs were somewhat offset due to higher headcount-related costs in our Alternative Investment Services businesses and Insurance Services segment. The percentage decrease primarily resulted from the impact of the $9.7 million reduction of revenues for the disgorgement portion of an estimated regulatory settlement recorded in the prior year period.

Selling, general and administrative expenses increased 17.7% from $33.5 million for the three months ended March 31, 2005 to $39.4 million for the three months ended March 31, 2006 and increased as a percentage of revenues from 15.8% to 18.6%. The dollar and percentage increase was primarily due to additional corporate costs incurred in connection with the ongoing regulatory investigations, costs (including the write-down of certain assets) associated with the relocation of our corporate headquarters, and higher headcount-related costs in our Alternative Investment Services businesses. The percentage increase was offset somewhat by the impact of the $9.7 million reduction of revenues for the disgorgement portion of an estimated regulatory settlement recorded in the prior year period.

The provision for income taxes of $9.1 million and $3.5 million for the three months ended March 31, 2006 and 2005, respectively, represent an effective tax rate of 31.1% in 2006 and 375.6% in 2005. The effective tax rate for the three months ended March 31, 2006 was impacted by the reversal of a loss contingency (relating to fiscal years 2001 through 2006) recorded at the conclusion of an IRS audit of us for the fiscal years ended June 30, 2001, 2002 and 2003. The tax rate for the three months ended March 31, 2005 was significantly impacted by the non-deductible SEC fine of $10.0 million recorded during the quarter.

We evaluated the provisions of the American Jobs Creation Act of 2004 (the “AJCA”), which includes a temporary incentive for U.S. multinationals to repatriate foreign earnings at a substantially reduced effective tax rate. We completed our evaluation in November 2005 and repatriated $22.7 million in November 2005 and $11.0 million in June 2006 from certain of our foreign subsidiaries. We recorded a tax charge of $1.3 million in November 2005 and $0.6 million in June 2006 for this repatriation. At March 31, 2006, deferred income taxes of $2.8 million had not been provided on the undistributed earnings of foreign subsidiaries as such earnings will continue to be reinvested for the foreseeable future (except as distributed under the temporary provisions of the AJCA).

Operating margins were 14.3% and 2.4% for the three months ended March 31, 2006 and 2005, respectively. Operating earnings increased by $25.1 million to $30.2 million for the three months ended March 31, 2006 compared to $5.1 million for the same period in the prior year. Operating earnings and margins in the prior year period were impacted by an estimated regulatory settlement of $20.8 million ($9.7 million representing a reduction of revenues – See Note 7 – “Litigation and Regulatory Settlements”) and related legal fees of $8.3 million included as a component of Litigation and Regulatory Settlements. Operating earnings and margins in the current period benefited from a $9.0 million insurance recovery (See Note 7 – “Litigation and Regulatory Settlements”) and lower legal fees associated with litigation and regulatory matters, offset somewhat by expenses associated with the relocation of our corporate headquarters, increased corporate costs attributable to the ongoing regulatory investigations and higher headcount-related costs in our Alternative Investment Services businesses and Insurance Services segment.

Discontinued Operations

See Note 12 – “Discontinued Operations.”
Comparison of the Nine Months Ended March 31, 2006 with the Nine Months Ended March 31, 2005
Continuing Operations

Revenues decreased 1.7% from $635.3 million for the nine months ended March 31, 2005 to $624.7 million for the nine months ended March 31, 2006. Revenues were impacted by the loss of two significant Fund Services clients in our Investment Services segment. Revenues for the nine months ended March 31, 2005 were reduced by $9.7 million pertaining to the disgorgement portion of an estimated regulatory settlement. Revenue growth from acquisitions, net of the impact of dispositions, approximated $4.2 million for the nine months ended March 31, 2006. Internal revenue growth (excluding acquisitions and divestitures) approximated (3.9)% for the nine months ended March 31, 2006 over the same period in the prior year (excluding the impact of the disgorgement portion of an estimated regulatory settlement in the prior year).

Service and operating expenses decreased 5.4% from $423.7 million for the nine months ended March 31, 2005 to $400.8 million for the nine months ended March 31, 2006 and decreased as a percentage of revenues from 66.8% to 64.1%. The dollar decrease was primarily the result of the loss of two large Fund Services clients and the exit of certain marketing and distribution arrangements, coupled with lower costs resulting from the sale of a broker-dealer subsidiary and the restructuring of our European mutual fund services operations, both of which were completed in the prior fiscal year. Lower costs were somewhat offset due to the inclusion of RK Consulting, a business we did not own in the first half of fiscal 2005, and higher headcount-related costs in our Alternative Investment Services businesses as we continue to invest in these high growth businesses. The percentage decrease was impacted by the $9.7 million reduction in revenues for the disgorgement portion of an estimated regulatory settlement recorded in the prior year period.

Selling, general and administrative expenses increased 16.2% from $99.0 million for the nine months ended March 31, 2005 to $115.1 million for the nine months ended March 31, 2006 and increased as a percentage of revenues from 15.6% to 18.4%. The dollar increase was primarily due to additional corporate costs incurred in connection with the ongoing regulatory investigations, costs (including the write-down of certain assets) associated with the relocation of our corporate headquarters, the inclusion of RK Consulting, a business we did not own in the first half of fiscal 2005, and higher headcount-related costs in our Alternative Investment Services business.

Investment gains (losses) were not significant during the nine months ended March 31, 2006. During the nine months ended March 31, 2005, investment gains of $10.2 million were realized from the sale of an investment we held in the common stock of another publicly traded company.

The provision for income taxes of $22.6 million and $22.0 million for the nine months ended March 31, 2006 and 2005, respectively, represent an effective tax rate of 35.5% in 2006 and 40.9% in 2005. The effective tax rate for the nine months ended March 31, 2006 was impacted by the U.S. tax on the repatriation of earnings under the American Jobs Creation Act of 2004, the reversal of a loss contingency (relating to fiscal years 2001 through 2006) recorded at the conclusion of an IRS audit of us for the fiscal years ended June 30, 2001, 2002 and 2003, and permanent differences associated with certain error corrections in the Life Insurance business. The effective tax rate for the nine months ended March 31, 2005 was significantly impacted by the non-deductible SEC fine of $10.0 million recorded in March 2005.

Operating margins were 11.6% and 8.8% for the nine months ended March 31, 2006 and 2005, respectively. Operating earnings increased by $16.3 million to $72.2 million for the nine months ended March 31, 2006 compared to $55.9 million for the same period in the prior year. Operating earnings and margins in the prior year period were impacted by an estimated regulatory settlement of $20.8 million ($9.7 million representing a reduction of revenues – See Note 7 – “Litigation and Regulatory Settlements”) and related legal fees of $9.6 million, included as a component of Litigation and Regulatory Settlements. Operating earnings and margins in the nine months ended March 31, 2006 benefited from a $9.0 million insurance recovery and lower legal fees associated with litigation and regulatory matters, offset by higher corporate costs related to the ongoing regulatory investigations, costs associated with the relocation of our corporate headquarters, and significantly reduced revenues in our Fund Services business, and higher stock option expense resulting from our adoption of FAS123R.

Discontinued Operations

See Note 12 – “Discontinued Operations.”
Restructuring and Impairment Charges
During the three months ended March 31, 2006, we recorded a pre-tax restructuring charge of $1.2 million in connection with the completion of the relocation of our corporate headquarters from New York to Roseland, New Jersey. The restructuring charge represents the excess of the future minimum lease commitments of the former New York headquarters over the expected sublease income, partially offset by a related deferred rent liability of approximately $0.3 million. Restructuring charges of $1.3 million during the nine months ended March 31, 2005 were related to the completion of the restructuring of the European mutual fund services operations and were comprised of severance totaling $0.2 million and lease termination costs of $1.2 million, offset by reversals and currency translation gains of $0.1 million. The following summarizes activity with respect to our restructuring activities for the nine months ended March 31, 2006:

Restructuring accrual at June 30, 2005	$1,240

Expense provision:
Facility closure	1,252

Cash payments and other	612

Remaining accrual at March 31, 2006:
Employee severance	—
Facility closure	1,880

Total	$1,880

We recorded asset impairment charges of $1.0 million during the nine months ended March 31, 2005 related to other than temporary declines in the value of memberships in the New York and Boston stock exchanges.
Litigation and Regulatory Settlements
We are currently subject to legal proceedings and claims, including class action lawsuits and a shareholder derivative lawsuit, and regulatory investigations. See Part II, Item 1, “Legal Proceedings,” and Note 7 – “Litigation and Regulatory Investigations.”

We have recorded an estimated liability of $21.3 million as of March 31, 2006 (originally established during the quarter ended March 31, 2005 for $20.8 million), representing expected amounts to be paid as part of a settlement. The $21.3 million expected settlement amount is comprised of an estimated $9.7 million disgorgement, an estimated fine of $10 million and prejudgment interest of $1.6 million.

We expensed the following amounts related to estimated settlement costs and legal fees in connection with the aforementioned litigation and investigatory matters for the three and nine months ended March 31, 2006 and 2005:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Litigation costs (net of $9,000 insurance recovery in 2006)	$(8,263)	$8,308	$(988)	$9,555
Regulatory settlement ($20,785 net of disgorgement portion of $9,699 in 2005)	198	11,086	401	11,086

	$(8,065)	$19,394	$(587)	$20,641

In February 2006, we reached an agreement regarding coverage with our insurance carriers that resulted in an insurance recovery of $9.0 million for certain legal expenses incurred by us in connection with the aforementioned litigation and investigatory matters. Amounts recovered under the agreement were recognized as a reduction to legal expenses in the quarter ended March 31, 2006.
Legal fees and related costs for litigation arising in the ordinary course of business, and exclusive of the specific aforementioned litigation and investigatory matters, are included in the caption, “Selling, general and administrative” in the accompanying consolidated statements of income.
Segment Information
The following table sets forth revenue and operating income by business segment and for corporate operations for the three and nine months ended March 31, 2006 and 2005. Measures used to assess segment performance include revenues and operating earnings, exclusive of restructuring and impairment charges and litigation costs and regulatory settlements. Segment operating earnings exclude restructuring and impairment charges and litigation costs and regulatory settlements since they are not allocated to the segments for internal evaluation purposes. While these items are identifiable to the business segments, they are not included in the measurement of segment operating earnings provided to the chief operating decision maker for purposes of assessing segment performance and decision making with respect to resource allocation.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Revenues:
Investment Services	$149,671	$161,167	$441,752	$463,067
Insurance Services	62,054	60,911	182,922	181,885

Total	211,725	222,078	624,674	644,952
Less: Disgorgement portion of estimated regulatory settlement reflected as a reduction to revenue	—	(9,699)	—	(9,699)

Total consolidated revenues	$211,725	$212,379	$624,674	$635,253

Operating earnings for reportable segments:
Investment Services	$17,204	$22,630	$51,339	$61,270
Insurance Services	15,845	17,704	48,597	47,850

Total	$33,049	$40,334	$99,936	$109,120

Less reconciling items:

Corporate expenses	9,623	5,990	27,109	20,504

Disgorgement portion of estimated regulatory settlement reflected as a reduction to revenue	—	9,699	—	9,699

Restructuring and impairment charges (reversals):
Investment Services	$15	$131	$15	$2,371
Insurance Services	—	—	—	—
Corporate	1,237	—	1,237	(5)

Total restructuring and impairment charges	$1,252	$131	$1,252	$2,366

Litigation costs and regulatory settlements (recoveries):
Investment Services	$198	$11,086	$401	$11,086
Insurance Services	165	337	1,296	240
Corporate	(8,428)	7,971	(2,284)	9,315

Total litigation costs and regulatory settlements	$(8,065)	$19,394	$(587)	$20,641

Total consolidated operating earnings	$30,239	$5,120	$72,162	$55,910

Operating margins:
Investment Services	11.5%	14.0%	11.6%	13.2%
Insurance Services	25.5%	29.1%	26.6%	26.3%
Internal revenue growth (excluding acquisitions and divestitures and excluding the impact of the disgorgement portion of an estimated regulatory settlement in the prior year) for Investment Services approximated (3.9)% and (5.7)% during the three and nine months ended March 31, 2006, respectively. Internal revenue growth for Insurance Services approximated 1.9% and 0.6%, respectively for the three and nine months ended March 31, 2006, respectively.

Revenues in the Investment Services business segment decreased $11.5 million, or 7.1%, during the three months ended March 31, 2006, over the same period in the prior year. For the nine months ended March 31, 2006, revenue decreased $21.3 million to $441.8 million compared to the same period in the prior year. Revenues for the three and nine months ended March 31, 2006 excluded the impact of the $9.7 million disgorgement portion of an estimated regulatory settlement. The decline in revenue in both periods was primarily the result of the loss of two significant clients in the Fund Services business as one client was acquired and subsequently migrated to the acquirer’s in-house solution and the other client exited the mutual fund business. In addition, revenue in the Fund Services business was negatively impacted by the sale of Boston Institutional Services, Inc. (a broker-dealer subsidiary) in April 2005, the termination of marketing and distribution arrangements, and a difficult selling environment for larger funds. The strong revenue growth in the Alternative Investment Services businesses was not enough to offset this decline. Revenues related to RK Consulting, acquired in January 2005, approximated $21.1 million for the first half of fiscal 2006.
Operating income in the Investment Services business segment decreased $5.4 million, or 24.0%, and $9.9 million, or 16.2%, for the three and nine months ended March 31, 2006, respectively, as compared to the respective year ago periods. Operating margin declined to 11.5% for the three months ended March 31, 2006 versus 14.0% in the year ago period. For the nine months ended March 31, 2006, operating margin equaled 11.6%, compared to 13.2% in the prior year. For both periods, the margin decline was primarily attributable to lower revenue in the Fund Services business, which more than offset lower costs resulting from restructuring activities and other cost reduction initiatives. For the full fiscal year 2006, margins in the Investment Services segment are expected to approximate 12%, and internal revenue growth as a percentage is expected to range in the low negative single digits.

Revenues in the Insurance Services business segment increased $1.1 million, or 1.9%, during the three months ended March 31, 2006, over the same period in the prior year. Operating income in the Insurance Services business segment decreased $1.9 million, or 10.5%, during the fiscal third quarter. Operating margins were 25.5% and 29.1% for the three months ended March 31, 2006 and 2005, respectively. The margin and dollar decrease was primarily due to increased headcount-related costs in both our Commercial Insurance Services and Life Insurance Services businesses, which more than offset revenue growth in the quarter. For the nine months ended March 31, 2006, revenues increased slightly to $182.9 million, or 0.6%, compared to the same period in the prior year. Operating margins were 26.6% and 26.3% for the nine months ended March 31, 2006 and 2005, respectively. Operating income was $48.6 million and $47.9 million for the nine months ended March 31, 2006 and 2005, respectively. The slight margin and dollar increase resulted from strong revenue growth in our Commercial Insurance Services business, offset by higher headcount-related costs and the impact of an adjustment relating to certain error corrections in the Life Insurance Services business recorded in the first quarter of 2006. For the full fiscal year 2006, internal revenue growth is expected to range in the low single digits, and margins in the Insurance Services business segment is expected to range in the mid-twenties as a percentage of revenues.

Corporate operations represent charges for our human resources, legal, accounting and finance functions, and various other unallocated overhead charges. Corporate expenses of $27.1 million for the nine months ended March 31, 2006 increased from $20.5 million in the same period last year primarily due to additional legal, accounting and other corporate costs incurred in connection with the ongoing regulatory investigations and costs associated with the relocation of our corporate headquarters.
Financial Condition
At March 31, 2006 and June 30, 2005, we had cash and cash equivalents of $285.3 million and $172.3 million, respectively. Cash and cash equivalents held outside the U.S. at March 31, 2006 and June 30, 2005 amounted to $28 million and $61 million, respectively. Cash and cash equivalents were impacted by $471 million of proceeds from the disposition of the Information Services segment, offset somewhat by the $300 million repayment of debt. The tax liability associated with the disposition of the Information Services segment is approximately $152 million and is classified as a current liability as of the balance sheet date. Stockholders’ equity increased to $979.8 million at March 31, 2006 from $690.0 million at June 30, 2005, principally due to income associated with the disposition of the Information Services segment. Stockholders’ equity also benefited from income from continuing operations the utilization of treasury stock for stock option exercises, and the repayment of notes from stockholders.

Capital expenditures, including capitalized software costs, were $14.2 million for the nine months ended March 31, 2006.
Liquidity and Capital Resources
We believe that our existing sources of liquidity together with cash expected to be generated from operations will be sufficient to fund our anticipated capital expenditures, working capital and other financing requirements for at least the next twelve months. On March 14, 2006, we used the net proceeds from the sale of the Information Services segment for the repayment of the $300 million of outstanding 4% convertible subordinated notes due March 2006 (see Note 9 – “Borrowings”). At March 31, 2006, we had working capital of $111.1 million primarily resulting from the disposition of our Information Services Segment.
At March 31, 2006, we had no outstanding borrowings against our $150 million revolving credit facility. In December 2005, we repaid the remaining balance of $54 million under the term loan portion of the credit facility. The facility was created to support our working capital requirements, repurchase our common stock, and fund our acquisitions. At March 31, 2006, we had $4.5 million outstanding in letters of credit.

The credit agreement required us to maintain certain financial covenants and limited our ability to incur future indebtedness and to pay dividends. As of March 31, 2006, no amounts were permitted for the payment of cash dividends. In May 2005, a default occurred under the 2004 facility resulting from our failure to timely file our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 and our failure to deliver the related compliance certificate for such fiscal quarter. On June 14, 2005, we obtained a consent and waiver from the lenders under the 2004 facility, which extended the cure period arising from these defaults to August 1, 2005. After obtaining additional consents and waivers from the lenders subsequent to June 30, 2005, the 2004 facility was eventually terminated by us in January 2006 and replaced with a new interim credit facility (see Note 9 – “Borrowings”). As a condition of the waivers, additional borrowings under the revolving line of credit were not permitted until the default was cured.

In January 2006, we entered into a Credit Agreement with a syndicate of lenders, providing for (i) an interim revolving credit facility in an aggregate amount of up to $100 million (the “Revolver”) and (ii) an interim term loan in an aggregate amount of up to $300 million (the “Term Loan,” together with the Revolver, the “Interim Facility”). The maturity date of the Interim Facility is January 2, 2007. The proceeds of the Revolver may be used for working capital and other corporate purposes. The Term Loan commitment was subsequently cancelled since the proceeds were no longer required to repay the $300 million of Notes. On July 21, 2006 we received a waiver from our lender under the Interim Facility, which waived our default resulting from our failure to deliver financial statements for the quarters ended December 31, 2005 and March 31, 2006 in a timely manner and failure to deliver the related compliance certificates for such periods. We have delivered the required financial statements and compliance certificate for the quarter ended December 31, 2005 to our lender and are now required to deliver our financial statements and compliance certificate for the quarter ended March 31, 2006 on or before September 5, 2006.

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

Accounts receivable represented 50 and 49 days sales outstanding (DSO) at March 31, 2006 and 2005, respectively, based on quarterly revenues. The calculation of DSO for accounts receivable excludes insurance premiums and commissions receivable arising from our insurance-related businesses. DSO is less relevant for this type of receivable because it includes premiums that are ultimately remitted to the insurer and not recognized as revenue. Additionally, certain life insurance commissions due from insurance carriers have customary payment terms of up to twelve months. We perform credit evaluations of our customers in conjunction with our new business development processes. The customers are assessed for credit worthiness based on their financial position, and payment terms are generally negotiated at the time contracts are signed. We regularly evaluate our accounts receivable position relative to our revenues and monitor our accounts receivable aging as part of managing our receivable portfolio. Credit risk is generally mitigated by reasonably short payment terms, the nature of our customers (i.e., commercial banks, multi-line financial institutions, mutual funds, and insurance carriers) and our large and diverse customer base. We generally do not require collateral for accounts receivable and maintain an allowance for doubtful accounts of $3.3 million at March 31, 2006.
For the nine months ended March 31, 2006, operating activities provided cash of $83.5 million, $44.6 million provided by continuing operations and $38.9 million provided by discontinued operations. Net income from continuing operations totaled $41.1 million, with depreciation and amortization of $36.0 million, other non-cash charges of $5.7 million, offset by changes in working capital items of $39.9 million. The change in working capital of $39.9 million includes $23.9 million primarily related to an increase in the net amount due to us from businesses currently classified as discontinued operations (in the same period in the prior year, working capital provided cash of $39.1 million of which $33.8 million related to a net reduction of amounts due to us from businesses classified as discontinued operations). Investing activities provided cash of $418.3 million, including $471.3 million in proceeds from the sale of our Information Services segment, offset by $14.2 million of capital expenditures and $36.0 million of net cash used in investing activities from discontinued operations. Financing activities used cash of $389.5 million, including the repayment of long-term debt of $301.3 million, net payments of short-term borrowings of $93.8 million and repurchases of our stock of $1.2 million, offset by proceeds from exercise of stock options of $7.7 million and repayment of notes receivable from shareholders of $3.7 million.

Repurchases of our common stock have occurred and are expected to continue to occur from time to time in the open market to offset the possible dilutive effect of shares issued under employee benefit plans, for possible use in future acquisitions, and for general and other corporate purposes. The following table presents stock repurchase activity during the three and nine months ended March 31, 2006 and the year ended June 30, 2005 under programs authorized by the Board of Directors, disclosing total shares repurchased under each program and the associated cost. Upon authorization of each new stock repurchase program, the former program is superseded and replaced. The current repurchase program has no set expiration date. In addition to shares purchased in the open market under the buy-back program, we also purchase shares of common stock held by employees who wish to tender owned shares to satisfy tax withholding on restricted stock vesting and Rabbi Trust distributions. In March 2005, we suspended our open market stock repurchase program and do not currently expect to engage in further stock repurchase activity under the program until the we become current in our financial reporting obligations. All of the shares purchased in the quarter ended March 31, 2006 were surrendered to us by employees in order to satisfy tax withholding obligations.

	Nine Months Ended		Year Ended
	March 31, 2006		June 30, 2005
	Shares	Cost	Shares	Cost
Share repurchase programs:
$100 million, authorized November 2003	77	$1,161	3,149	$45,755
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
New Accounting Pronouncements
In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations – An interpretation of FASB Statement No. 143” (“FIN 47”). FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. FIN 47 states that a conditional asset retirement obligation is a legal obligation to perform an asset retirement activity in which the timing or method of settlement are conditional upon a future event that may or may not be within control of the entity. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Retrospective application for the interim financial information is permitted but not required. Early adoption of FIN 47 is encouraged. We do not expect the adoption to have a material impact on our financial position or results of operations.
In May 2005, the FASB issued SFAS No. 154, “Accounting for Changes and Error Corrections – A Replacement of APB Opinion No. 20 and FASB Statement No. 3” (“FAS 154”). FAS 154 requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 (our fiscal 2007).
In June 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue 05-6, “Determining the Amortization Period for Leasehold Improvements.” EITF 05-6 states that the amortization period that is to be used for a leasehold improvement that is purchased after the inception of a lease should be the lesser of the useful life of the acquired leasehold improvement or a period that reflects renewals that are reasonably assured upon the purchase of the leasehold improvement. EITF 05-6 is effective for periods beginning after June 29, 2005. We currently follow the guidance set forth in EITF 05-6; therefore, the adoption of EITF 05-6 will not have an impact on our financial position or results of operations.
In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – An amendment to FASB Statements No. 133 and 144” (“FAS 155”). FAS 155 simplifies the accounting for certain hybrid financial instruments containing embedded derivatives. FAS 155 allows fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation under FAS 133. In addition, it amends FAS 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. We will adopt the provisions of FAS 155 beginning in fiscal 2007. The implementation of FAS 155 is not expected to have a material impact on our consolidated financial statements.
In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140” (“FAS 156”). This Statement amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement clarifies when servicing rights should be separately accounted for, requires companies to account for separately recognized servicing rights initially at fair value, and gives companies the option of subsequently accounting for those servicing rights at either fair value or under the amortization method. FAS 156 is effective for fiscal years beginning after September 15, 2006. The implementation of FAS 156 is not expected to have a material impact on our consolidated financial statements.
In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Specifically, FIN 48 requires the recognition in financial statements of the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. Additionally, FIN 48 provides guidance on the derecognition of previously recognized deferred tax items, classification, accounting for interest and penalties, and accounting in interim periods related to uncertain tax positions, as well as, requires expanded disclosures. FIN 48 is effective for fiscal years beginning after December 15, 2006 (our fiscal 2008), with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We have not completed our evaluation of adopting FIN 48.
Off-Balance Sheet Arrangements
As of March 31, 2006, we did not have any off-balance sheet arrangements, as contemplated in Item 303(a)(4)(ii) of SEC Regulation S-K, other than outstanding letters of credit totaling $4.5 million. Our $300 million Convertible Subordinated Notes were paid off on March 14, 2006.

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
The risks, uncertainties and assumptions which forward-looking statements are subject to include: achieving planned revenue growth in each of our business units; renewal of material contracts in our business units consistent with past experience; successful and timely integration of significant businesses acquired by us and realization of anticipated synergies; our ability to successfully compete on price, products, and services with U.S. and non-U.S. competitors, including new entrants; changes in U.S. and non-U.S. governmental regulations; the timely implementation of our restructuring programs and financial plans; general U.S. and non-U.S. economic and political conditions, including the global economic environment and interest rate and currency exchange rate fluctuation; continuing development and maintenance of appropriate business continuity plans for our processing systems; absence of consolidation among client financial institutions or other client groups; timely conversion of new customer data to our platforms; attracting and retaining qualified key employees; no material breach of security of any of our systems; control of costs and expenses; continued availability of financing, and financial resources on the terms required to support our future business endeavors; the mix of products and services; costs and risks associated with remediating material weaknesses in our internal controls over financial reporting and compliance with Section 404 of the Sarbanes-Oxley Act; and the outcome of pending and future litigation and governmental or regulatory proceedings. Additional information concerning these and other risks and uncertainties is contained in our filings with the SEC, including our Annual Report on Form 10-K for the year ended June 30, 2005.
These are representative of the risks, uncertainties and assumptions that could affect the outcome of the forward-looking statements. In addition, such statements could be affected by general industry and market conditions and growth rates, and other future events.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We do not have material exposure to market risk from derivative or non-derivative financial instruments. We do not utilize such instruments to manage market risk exposures or for trading or speculative purposes. We do, however, invest available cash and cash equivalents in highly liquid financial instruments with original maturities of three months or less. As of March 31, 2006, we had approximately $285.3 million of cash and cash equivalents invested in highly liquid debt instruments purchased with original maturities of three months or less, including $41.3 million of overnight repurchase agreements. We believe that potential near-term losses in future earnings, fair values and cash flows from reasonably possible near-term changes in the market rates for such instruments are not material to us. We manage our debt structure and interest rate risk through the use of fixed- and floating-rate debt. While changes in interest rates could decrease our interest income or increase our interest expense, we do not believe that we have a material exposure to changes in interest rates based on the relative size of our interest bearing assets and liabilities. We do not undertake any specific actions concerning exposure to interest rate risk and we are not party to any interest rate derivative transactions.
We conduct a portion of our business internationally exposing earnings, cash flows and financial position to foreign currency risks. The majority of these risks are associated with transactions denominated in currencies other than our functional currency. Our policy on foreign currency risk is to minimize these risks, supplemented with foreign currency forward contracts.
We have entered into foreign currency forward contracts to manage risks associated with fluctuations in foreign currency exchange rates related to specifically identified operating expenses. At March 31, 2006, the outstanding contracts total $0.7 million in notional value and require us to purchase currencies at specified rates over the next two months. The instruments are accounted for as foreign currency cash flow hedges of specifically identified euro-denominated operating expenses.

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
We carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our CEO and CFO concluded our disclosure controls and procedures were not effective as of March 31, 2006, at the reasonable assurance level, because of the material weaknesses described in Item 9A of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005 (the “2005 Form 10-K”), which we are still in the process of remediating. Investors are directed to “Management’s Report on Internal Control over Financial Reporting” in Item 9A of the 2005 Form 10-K for a full description of these weaknesses.
Notwithstanding the material weaknesses described in Item 9A of the 2005 Form 10-K, we believe our condensed consolidated financial statements presented in this Quarterly Report on Form 10-Q fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for all periods presented herein.
Changes in Internal Control Over Financial Reporting
There have been no changes to the Company’s internal control over financial reporting during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The remaining putative class action purports to be brought on behalf of all persons who acquired BISYS securities from the Company as part of private equity transactions during the period October 23, 2000 to May 17, 2004. The complaint generally asserts that the Company and certain of its officers allegedly violated the federal securities laws in connection with the purported issuance of false and misleading information concerning the Company’s financial condition, and seeks damages in an unspecified amount. On November 29, 2004, plaintiffs filed an amended complaint. By order of the Court, the amended complaint was consolidated into the above complaint. By report and recommendation dated August 2, 2006, a United States Magistrate Judge recommended to the district court the denial of class action certification of this action. The plaintiff has filed objections seeking that the district judge not adopt the recommendation.
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
The Company’s Life Insurance division is involved in litigation with a West Coast-based distributor of life insurance products, with which it had a former business relationship. The lawsuit, which is captioned Potomac Group West, Inc., et al, v. The BISYS Group, Inc., et al, was filed in September 2002 in the Circuit Court for Montgomery County, Maryland. The original complaint asserted breach of contract and a number of tort claims against BISYS, several subsidiaries, and several employees. The Court subsequently dismissed all claims against BISYS, its subsidiaries, and its employees, leaving only a breach of contract claim against one BISYS subsidiary. Plaintiffs continue to assert that they have not been paid all monies due for covered insurance policies. The Company intends to continue to vigorously defend the claims asserted and has asserted a number of counterclaims. The Company believes that it has adequate defenses against claims arising in such litigation and that the outcome of this matter will not have a material adverse effect upon its financial position, results of operations or cash flows.
The Company is also involved in other litigation arising in the ordinary course of business. The Company believes that it has adequate defenses and/or insurance coverage against claims arising in such litigation and that the outcome of these proceedings, individually or in the aggregate, will not have a material adverse effect upon the Company’s financial position, results of operations or cash flows.
Regulatory Investigations
The Company notified the SEC in May 2004 that it would restate certain prior period financial statements, and subsequently, the SEC advised the Company that the SEC was conducting an investigation into the facts and circumstances related to this restatement. On May 17, 2004, the Company announced that it would restate its financial results for the fiscal years ended June 30, 2003, 2002, and 2001 and for the quarters ended December 31 and September 30, 2003 (the “2004 restatement”) in order to record adjustments for correction of errors resulting from various accounting matters in the Life Insurance Services division. An amended Annual Report on Form 10-K for the fiscal year ended June 30, 2003 was filed with the SEC on August 10, 2004 along with amended Quarterly Reports on Form 10-Q for the quarters ended December 31 and September 30, 2003 to reflect the restated financial results. In July 2005, the Company determined that an additional restatement of previously issued financial statements was necessary and the SEC’s investigation has been expanded to include the 2005 restatement. The investigation is ongoing. The Company understands that representatives of the United States Attorney’s Office for the Southern District of New York have attended interviews that have taken place. The Company has cooperated and intends to continue to cooperate with the SEC’s investigation, which has resulted and will likely continue to result in significant expenses. The Company cannot predict when the SEC will conclude its investigation or the outcome or impact thereof.
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
The Company has recorded an estimated liability of $21.3 million at March 31, 2006 (originally established during the quarter ended March 31, 2005 for $20.8 million), representing expected amounts to be paid as part of this settlement, which is comprised of an estimated $9.7 million disgorgement, an estimated fine of $10 million and prejudgment interest of $1.6 million. As previously disclosed, the Company believes that the cost to bring this matter to resolution, including amounts to be paid as part of a settlement, legal fees and other related expenses it expects to incur through the conclusion of this investigation, will not exceed $25 million.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Issuer Purchases of Equity Securities
During the three months ended March 31, 2006, the Company purchased 18,479 shares of common stock into treasury, to satisfy tax withholding on restricted stock vesting and Rabbi Trust distributions. No shares were repurchased in the open market during the quarter under the November 2003 repurchase program.

			(c) Total Number	(d) Approximate
			of Shares	Dollar Value of
			Purchased as Part	Shares that May
	(a) Total Number		of Publicly	Yet Be Purchased
	of Shares	(b) Average Price	Announced Plans	Under the Plans or
Period	Purchased	Paid per Share	or Programs	Programs
January 2006	2,490	$14.50	4,079,462	39,746,572
February 2006	3,208	14.39	4,082,670	39,700,409
March 2006	12,781	14.13	4,095,451	39,519,839
Total	18,479
Effective November 12, 2003, the Board of Directors authorized a stock buy-back program of up to $100 million. Purchases have occurred and will continue to occur from time to time in the open market to offset the possible dilutive effects of shares issued under employee benefit plans, for possible use in future acquisitions, and for general and other corporate purposes. In March 2005, the Company suspended its stock repurchase program, and it does not currently expect to engage in further stock repurchase activity under the program until the Company becomes current in its financial reporting obligations.
ITEM 6. EXHIBITS
     (a) Exhibits
          Exhibit 31.1 – Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
          Exhibit 31.2 – Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
          Exhibit 32 – Section 1350 Certifications

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE BISYS GROUP, INC.
Date: August 30, 2006	By:	/s/ Bruce D. Dalziel
Bruce D. Dalziel
Executive Vice President and Chief Financial Officer (Duly Authorized Officer)

THE BISYS GROUP, INC.
EXHIBIT INDEX

Exhibit No.

(31.1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

(31.2)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

(32)	Section 1350 Certifications