Form 10-K/A
period 2005-06-30
BISYS GROUP INC
filed 2006-08-31
CIK 883587

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

(Mark One)
☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended June 30, 2005.
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to .
Commission file number: 001-31254
THE BISYS GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3532663 (I.R.S. Employer Identification No.)

105 Eisenhower Parkway Roseland, New Jersey (Address of principal executive offices) 973-461-2500 (Registrant’s telephone number, including area code)	07068 (Zip Code)
Securities Registered Pursuant to Section 12(b) of the Act:

Common Stock, $0.02 Par Value (Title of Class)	New York Stock Exchange (Name of Exchange on Which Registered)
Securities Registered Pursuant to Section 12(g) of the Act:
None
(Title of Class)
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.                Yes ☐      No ☑
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                Yes ☑      No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.                ☑
     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).                Yes ☑      No ☐
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).                Yes ☐      No ☑
     The aggregate market value of the common stock held by non-affiliates of the registrant, based upon the last price on December 31, 2004 was approximately $1,955,284,357.

     The aggregate market value of voting stock held by non-affiliates of the registrant as of March 31, 2006 was $1,611,012,876.
     As of March 31, 2006, there were 120,460,848 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE: None.

EXPLANATORY NOTE
     This Annual Report on Form 10-K/A is being filed solely to include the consent of the Company’s independent registered public accounting firm to the incorporation by reference of that firm’s report dated April 25, 2006, on the Company’s financial statements, management’s assessment of the effectiveness of internal control over financial reporting and the effectiveness of internal control over financial reporting into the Company’s registration statements. This consent was omitted from the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005 filed with the Commission on April 26, 2006.
     Except as described above, no other change has been made to the original Form 10-K, and this Form 10-K/A does not amend, update or change the financial statements or any other Items or disclosures in the original Form 10-K. This Form 10-K/A does not reflect events occurring after the filing of the Form 10-K or modify or update those disclosures, including any exhibits to the Form 10-K affected by subsequent events.
PART IV
ITEM 15. Exhibits and Financial Statement Schedules.
          (b) Exhibits:

23.1	Consent of PricewaterhouseCoopers LLP.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

3

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The BISYS Group, Inc.
Date: August 31, 2006	By:	/s/ Bruce D. Dalziel
Bruce D. Dalziel
Executive Vice President and Chief Financial Officer

4

INDEX TO EXHIBITS FILED HEREWITH

Exhibit No.	Description

23.1	Consent of PricewaterhouseCoopers LLP.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

5