Form 10-K
period 2006-06-30
BISYS GROUP INC
filed 2006-12-18
CIK 883587

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________

FORM 10-K

(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended June 30, 2006.
OR
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ___________ to ___________.
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
None
(Title of Class)

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐  No  ☒

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐  No  ☒

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐  No  ☒

     Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. ☒

     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐

     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐  No  ☒

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of December 31, 2005: 1,671,894,432.

     Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of November 30, 2006: 121,013,040 shares of Common Stock.

     DOCUMENTS INCORPORATED BY REFERENCE: None.

THE BISYS GROUP, INC.
FORM 10-K
June 30, 2006

			PAGE
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS			1
PART I			1
ITEM	1.	Business	1
ITEM	1A.	Risk Factors	7
ITEM	1B.	Unresolved Staff Comments	13
ITEM	2.	Properties	13
ITEM	3.	Legal Proceedings	13
ITEM	4.	Submission of Matters to a Vote of Security Holders	16
PART II			16
ITEM	5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer
		Purchases of Equity Securities	16
ITEM	6.	Selected Financial Data	18
ITEM	7.	Management’s Discussion and Analysis of Financial Condition and Results of
		Operations	19
ITEM	7A.	Quantitative and Qualitative Disclosures About Market Risk	34
ITEM	8.	Financial Statements and Supplementary Data	34
ITEM	9.	Changes in and Disagreements with Accountants on Accounting and Financial
		Disclosure	76
ITEM	9A.	Controls and Procedures	76
ITEM	9B.	Other Information	81
PART III			81
ITEM	10.	Directors and Executive Officers of the Registrant	81
ITEM	11.	Executive Compensation	84
ITEM	12.	Security Ownership of Certain Beneficial Owners and Management and Related
		Stockholder Matters	88
ITEM	13.	Certain Relationships and Related Transactions	90
ITEM	14.	Principal Accountant Fees and Services	91
PART IV			92
ITEM	15.	Exhibits and Financial Statement Schedules	92

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This report and the documents incorporated by reference in this report contain “forward-looking statements” within the meaning of the securities laws. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond our control. All statements other than statements of historical facts included or incorporated by reference in this report, regarding our strategy, future operations, financial position, estimated revenues and expenses, projected costs, prospects, and plans and objectives of management are forward-looking statements. When used in this report or incorporated by reference herein, the words “will,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project,” “plan,” “target” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this report. We do not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this report and in documents incorporated by reference herein are reasonable, we can give no assurance that such plans, intentions or expectations will be achieved. Factors that could cause our results to materially differ from our expectations include, but are not limited to, those factors set forth in this report under Item 1A. “Risk Factors.” The cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf. Unless otherwise indicated, all statistical information provided is as of June 30, 2006.

PART I

ITEM 1.     Business.

     The BISYS Group, Inc., together with its wholly owned subsidiaries, supports clients throughout the financial services industry with value-added outsourcing solutions through its two principal business groups: BISYS Investment Services and BISYS Insurance Services. We provide fund accounting and administrative services to more than 3,200 registered and non-registered mutual funds, collective and common trusts and variable annuities and approximately 1,600 hedge and private equity funds. Assets under administration for these divisions total approximately $685 billion. Our retirement services business, through its relationship with over 50 institutional clients, supports more than 18,500 company-sponsored retirement plans and over 6,500 individual retirement plans. Our life insurance business supports the sale of products from over 100 insurance companies through a network of more than 100,000 full-time and part-time insurance agents and financial services professionals. Our commercial insurance business distributes the products of more than 75 property and casualty insurance companies through approximately 3,000 retail brokers and agents in addition to providing specialty program underwriting products.

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

     We were organized in August 1989 to acquire certain banking and thrift data processing operations of Automatic Data Processing, Inc. (“ADP”). Our initial business was established in 1966 by United Data Processing, Inc., the predecessor of the banking and thrift information processing operations of ADP. Together with our predecessors, we have been providing outsourcing solutions to the financial services industry for more than 40 years. We are incorporated under the laws of Delaware, and our principal executive offices are located at 105 Eisenhower Parkway, Roseland, New Jersey 07068 (telephone 973-461-2500).

Business Strategy

     Financial organizations today are challenged to compete more effectively, improve productivity and maximize profits during periods of both economic growth and decline. We provide viable alternatives for automating critical tasks and functions and provide specific expertise and experience to financial organizations. Through our outsourcing solutions, we assist clients in achieving operational and economic benefits, and provide our clients with opportunities to generate incremental revenues.

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

     We provide our products and services principally through two major business groups: BISYS Investment Services and BISYS Insurance Services. These business groups are separately managed, strategic business units and are presented as reporting segments. Certain of the business segment information required to be included herein is incorporated herein by reference from Note 11 of our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

     On September 15, 2005, we entered into an agreement to sell our Information Services segment, which included the Banking Solutions and Document Solutions divisions, to Open Solutions Inc. (“OSI”) for $471.3 million in cash, subject to final working capital and other adjustments. The transaction closed on March 3, 2006, and we recognized an after-tax gain of $203.7 million. In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the financial results of our Information Services segment are reported as discontinued operations for all periods presented.

Recent Developments

     On August 10, 2006, our Board of Directors accepted the resignation of Russell P. Fradin, our President, Director and Chief Executive Officer, effective September 5, 2006. Robert J. Casale, the Chairman of our Board of Directors, is serving as Interim President and Chief Executive Officer while we seek a permanent successor.

     On August 10, 2006, we also announced that we have initiated a process to explore strategic alternatives as part of our continued efforts to maximize shareholder value. Our Board of Directors has engaged Bear, Stearns & Co., Inc. (“Bear Stearns”) to advise us in connection with this process.

BISYS Investment Services

     Our Investment Services group provides a broad array of investment services, including mutual fund, separately managed account, hedge fund, private equity fund and retirement plan services.

     We support approximately 80 domestic and offshore mutual fund clients, representing more than 3,200 registered and non-registered fund classes and more than $435 billion in assets. Our fund services include administration, accounting, transfer agency, shareholder services, legal compliance and regulatory support. Our fee structure for mutual fund clients is, in some cases, based on the average net asset value of the fund, subject to minimum charges, and in some cases consists of or includes account-based fees and other fixed charges. Through our Financial Research Corporation (FRC) subsidiary, we also provide the market analytics, research and consulting services financial services firms need to develop and distribute competitive products and services. These services are typically provided on a subscription basis.

     We are a leading global hedge fund administrator, supporting approximately 1,200 hedge funds, funds of hedge funds and other alternative investments. We are also a leading provider of accounting, administration and tax services for private equity funds, supporting approximately 400 funds. Our full-service hedge fund solution includes fund accounting and valuation, investor and transfer agency services, director and corporate secretarial services, and legal, compliance, and tax support. To complement and expand our alternative investments businesses, on January 7, 2005, we acquired RK Consulting, a New Jersey-based provider of investment fund administration services to the hedge fund and private equity industries. Our hedge fund and private equity fund assets under administration are more than $250 billion. Our fee structure for hedge fund and private equity fund clients is, in some cases, based on the average net asset value or invested capital of the fund, subject to minimum charges, and in some cases consists of or includes fixed charges.

     Through our relationships with over 50 institutional clients, we support more than 18,500 small and mid-size retirement plans and their approximately 1.5 million eligible employees. Our comprehensive retirement plan solution includes prototype plan design and maintenance, administration and recordkeeping, ERISA documents and forms, customized marketing and sales support, and staff training and development. In addition, we provide a turnkey administration and recordkeeping solution for over 6,100 individual plans. We also support approximately 400,000 employers and 4.5 million IRA holders with ERISA documents and ancillary services, and train approximately 12,000 industry professionals annually. Our retirement services fee structure is generally based upon the number of eligible employees or participants in a plan subject to certain minimums, as well as fees based on assets held in the retirement plans we service, and transaction fees. Our retirement services documents and forms are sold on a per unit or annual subscription basis, and our ERISA training and reference services are provided on a fee-for-service basis.

BISYS Insurance Services

     Our Insurance Services group provides life insurance and commercial property/casualty insurance distribution services.

     We are a leading independent provider of distribution services supporting the sale of life-related insurance and annuity products. We support the sale of products from over 100 highly rated insurance companies through career and independent insurance agents and financial services professionals. We support the sales process for term life, fixed and variable life, long-term care, disability and annuity products with a wide array of services, including agent licensing and contracting, sales support, advanced case design, application processing, medical underwriting support, commission reconciliation, and policy owner services. We also provide a robust insurance administration system and advanced Internet-based capabilities designed to expedite the sales process. The insurance companies we represent issue the insurance products and assume the underwriting risk and full responsibility for the policy benefits, while the agents and financial services professionals that we support sell the products to consumers. Contracts with insurance carriers supplying products for our life insurance services customers typically provide for compensation based on a percentage of premiums paid and, in some cases, transaction charges, and are generally cancelable on less than 90 days notice at the discretion of either party. We also maintain contracts with the distribution arms of a number of insurance companies, producer groups, broker-dealers and banks to provide insurance products and services. Our insurance services fee structure is generally based on a percentage of premiums paid and/or profits we receive from insurance companies

     We are also a leading independent wholesaler of commercial property/casualty insurance products. We distribute the products of more than 75 property/casualty insurance companies to approximately 3,000 retail brokers and agents. We support the distribution process with sales and back-office support services and provide value-added services by assisting our clients in placing specialized insurance coverage. We specialize in insurance solutions for complex property and casualty risks, commercial and habitational real estate, high-limit property capacity and property catastrophe, directors’ and officers’ liability, errors and omissions liability and employment practices liability. We also act as managing general agent for various commercial insurers, focusing primarily on the transportation industry and the workers’ compensation market. Contracts with commercial property/casualty insurance carriers supplying products for our customers typically provide for compensation based on a percentage of premiums paid, and are generally cancelable on less than 90 days notice at the discretion of either party.

Contracts

     As described above, we provide services to certain of our clients on the basis of contracts, which generally renew for successive terms unless terminated by either party.

     Although contract terminations and non-renewals have an adverse effect on recurring revenues, we believe that the contractual nature of our businesses, combined with our historical renewal experience, provides a high level of recurring revenues.

Client Base

     Our clients are located in all 50 states and several international locations, principally Western Europe, Bermuda and the Cayman Islands. We provide outsourcing solutions to mutual funds, hedge funds, private equity funds, insurance companies, banks, insurance producer groups, corporate clients and other financial organizations, including investment counselors and brokerage firms. Total revenue from unaffiliated clients located outside the United States for fiscal 2004, 2005 and 2006 was approximately $81.7 million, $86.6 million, and $100.3 million, respectively.

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

Sales, Marketing and Client Support

     We market our services directly to potential clients. In addition, we support insurance agents and companies, brokerage firms and other entities in their endeavors to gain new clients. We have more than 60 offices located throughout the United States and also maintain offices in Western Europe, Bermuda, Hong Kong, the Cayman Islands, and the British Virgin Islands.

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

     Our principal competitors are third-party administration firms, mutual fund companies, brokerage firms, insurance companies, distributors of insurance products, independent service vendors and in-house service departments.

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

Government Regulation

     Certain of our subsidiaries are registered as broker-dealers with the Securities and Exchange Commission (“SEC”). Much of the federal regulation of broker-dealers has been delegated to self-regulatory organizations, principally the National Association of Securities Dealers, Inc. (“NASD”) and the national securities exchanges. Broker-dealers are subject to regulation which covers all aspects of the securities business, including sales methods, trading practices, use and safekeeping of customers’ funds and securities, capital structure, recordkeeping and the conduct of directors, officers and employees. Additional legislation, changes in rules and regulations promulgated by the SEC, the Municipal Securities Rulemaking Board, the Federal Reserve Board (“FRB”) and the self-regulatory organizations or changes in the interpretation of enforcement of existing laws, rules and regulations may also directly affect the mode of operations and profitability of broker-dealers. The SEC, the FRB, the self-regulatory organizations, and state securities law administrators may conduct regulatory proceedings for violations of applicable laws, rules and regulations. Such violations can result in disciplinary actions (such as censure, the imposition of fines, the issuance of cease-and-desist orders or the suspension or revocation of registrations, memberships or licenses of a broker-dealer or its officers, directors or employees), as well as civil and criminal penalties. The principal purpose of such regulations generally is the protection of the investing public and the integrity of securities markets, rather than protection of securities firms or their creditors or stockholders.

     In addition, our broker-dealer subsidiaries are subject to SEC Rule 15c3-1 (commonly known as the “Net Capital Rule”). The Net Capital Rule, which specifies the minimum amount of net capital required to be maintained by broker-dealers, is designed to measure the general financial integrity and liquidity of broker-dealers, and requires that a certain part of broker-dealers’ assets be kept in relatively liquid form. Failure to maintain the required minimum amount of net capital may subject a broker-dealer to suspension or revocation of licenses, registration or membership with the New York Stock Exchange, Inc., the SEC, the NASD, and various state securities law administrators, and may ultimately require liquidation of the broker-dealer. Under certain circumstances, the Net Capital Rule also prohibits payment of cash dividends, redemption or repurchase of stock, distribution of capital and prepayment of subordinated indebtedness. Thus, compliance with the Net Capital Rule could restrict our ability to withdraw capital from our broker-dealer subsidiaries. At June 30, 2006, each of our broker-dealer subsidiaries met or exceeded the requisite net capital requirement. At June 30, 2006, our broker-dealer subsidiaries had aggregate net capital of approximately $13.3 million, which exceeded the requirements of the Net Capital Rule by approximately $12.2 million.

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

Employees

     As of June 30, 2006, we employed approximately 5,000 employees. None of our employees are represented by a union and there have been no work stoppages, strikes or organization attempts. We believe that our relations with our employees are good.

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

     The Company’s principal executive officer and principal financial officer are also required to, among other things, file certifications with the SEC on a quarterly basis regarding the quality of the Company’s public disclosures, as required by Section 302 of the Sarbanes-Oxley Act. Such certifications for the year ended June 30, 2006 have been filed as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K.

ITEM 1A.     Risk Factors.

Our evaluation of strategic alternatives may negatively impact business operations and our assets.

     On August 10, 2006, we announced that we engaged an investment banker to assist us in a review of our strategic alternatives including a sale of the company. As this review is ongoing, we are uncertain as to what strategic alternatives may be available to us, whether we will elect to pursue any such strategic alternatives, or what impact any particular strategic alternative will have on our stock price if pursued. There are various uncertainties and risks relating to our exploration of strategic alternatives, including:

  exploration of strategic alternatives may distract management and disrupt operations, which could have a material adverse effect on our operating results;

  the process of exploring strategic alternatives may be time consuming and expensive and may adversely affect our ability to sign new business;

  we may not be able to successfully achieve the benefits of any strategic alternative undertaken by us; and

  perceived uncertainties as to our future direction may result in the loss of employees, clients or business partners.

     If the exploration of strategic alternatives does result in a transaction, we are unable to predict what the market prices of our common stock would be after the announcement of such a transaction. In addition, the market price of our stock could be highly volatile for several months as we explore strategic alternatives and may continue to be more volatile if and when a transaction is announced or we announce that we are no longer exploring strategic alternatives.

We have an interim Chief Executive Officer and depend on key management personnel, most of whom do not have long-term employment agreements.

     We currently do not have a permanent Chief Executive Officer, which creates uncertainty and could adversely affect our relationships with our customers and employees and also our reputation in the marketplace. We believe that it will be difficult to recruit and retain a permanent Chief Executive Officer given our announcement concerning exploration of strategic alternatives, which could have a material adverse effect on our business, results of operations and financial condition. Our success depends upon the continued services of our key senior management personnel, including our executive officers and the senior managers of our businesses. Our interim Chief Executive Officer and other executive officers do not have employment agreements with us and substantially all of our other senior management personnel do not have employment agreements with us. The loss of any key executive officers or senior managers could potentially impede our ability to execute effectively on our business strategy and could also potentially harm our operating results or business prospects. Although we have taken steps to address these risks while we are exploring strategic alternatives, including providing retention bonus awards to key employees and separation agreements to executive officers, there can be no assurance that any such losses or distractions will not adversely affect the operations or financial results of the Company.

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

  sales methods;

  trading practices;

  use and safekeeping of customers’ funds and securities;

  capital structure;

  recordkeeping; and

  the conduct of directors, officers and employees.

     The operations of our broker-dealers and their profitability could be affected by:

  federal and state legislation;

  changes in rules and regulations of the SEC, banking and other regulatory agencies, and self- regulatory agencies; and

  changes in the interpretation or enforcement of existing laws, rules and regulations.

     Some of our subsidiaries, and officers and employees of these subsidiaries, are required to be licensed as insurance producers in various jurisdictions in which we conduct our insurance services businesses. They are subject to regulation under the insurance laws and regulations of these jurisdictions. Changes in the laws, rules and regulations affecting licensed insurance producers could adversely affect our operations.

     A portion of our revenues in our Insurance Services group are based on income tax-driven and estate planning-driven sales of life insurance and annuity products. Changes in laws, rules and regulations relating to income taxes and estate taxes could adversely affect this portion of our business.

     In addition, the applicability of laws and regulations directly applicable to the businesses of the clients and companies we represent, particularly in the fields of investing and insurance, will continue to affect us. The security of information about our clients’ end-users continues to be an area where a variety of laws and regulations with respect to privacy and confidentiality are enacted. As our clients implement the protections and prohibitions with respect to the transmission of end-user data, our customers will look to us to assist them in remaining in compliance with this evolving area of regulation. In particular the Gramm-Leach-Bliley Act contains restrictions with respect to the use and protection of financial records for end-users whose information may pass through our systems and the Health Insurance Portability and Accountability Act (HIPAA) contains provisions that require the insurance companies we represent to ensure the confidentiality of their policy holders’ health care information. If we violate these privacy standards, we may be subject to fines, sanctions and penalties.

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

     Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2006, and this assessment identified material weaknesses in our internal control over financial reporting. As a result, our management concluded that our internal control over financial reporting was not effective as of June 30, 2006. For a discussion of these material weaknesses and our responsive measures, please see Part II, Item 9A, “Controls and Procedures” of this report. Material weaknesses and other control deficiencies in our internal control over financial reporting and disclosure controls and procedures have led to restatements of our consolidated financial statements. Since the identification of the material weaknesses, we have implemented and are continuing to implement various initiatives intended to improve our internal control over financial reporting and disclosure controls and procedures to address these material weaknesses. No assurance can be given that we will be able to successfully implement remediated controls and procedures or that our remediated controls and procedures will be effective in remedying all identified deficiencies in our internal control over financial reporting and disclosure controls and procedures. There also can be no assurances that these material weaknesses will be rectified or that additional material weaknesses in our internal controls will not be identified. The existence of one or more material weaknesses in our internal control over financial reporting impacts the reliability of our internal control over financial reporting.

We are currently a defendant in securities litigation and may be the target of further actions, which may be costly and time-consuming to defend.

     We are currently subject to legal proceedings and claims, including securities and shareholder derivative lawsuits. Although we have reached an agreement to settle the consolidated securities class action lawsuit, the settlement is subject to necessary court approvals, and members of the class may elect to “opt out” of the settlement to pursue their claims separately. Although we have also reached an agreement to settle a related lawsuit putatively brought on behalf of a class of holders of non-publicly-traded Company securities, the settlement is on an individual basis and is contingent on the settlement of the consolidated securities class action lawsuit. In addition, shareholder derivative actions remain pending, and we are unable to predict the outcome of the derivative actions or potential future litigation relating to the restatements of our consolidated financial statements. Costs associated with the proposed settlements and additional judgments in or settlements of related matters could adversely affect our financial condition and results of operations. See Part I, Item 3, “Legal Proceedings.”

We are subject to an SEC investigation relating to the restatement of our financial statements.

     We notified the SEC in May 2004 that we would restate certain prior period financial statements, and subsequently, the SEC advised the Company that it was conducting an investigation into the facts and circumstances related to this restatement. On May 17, 2004, we announced that we would restate our financial results for the fiscal years ended June 30, 2003, 2002, and 2001 and for the quarters ended December 31 and September 30, 2003 (the “2004 restatement”) in order to record adjustments for correction of errors resulting from various accounting matters in the Life Insurance Services division. An amended Annual Report on Form 10-K for the fiscal year ended June 30, 2003 was filed with the SEC on August 10, 2004 along with amended Quarterly Reports on Form 10-Q for the quarters ended December 31 and September 30, 2003 to reflect the restated financial results. In July 2005, the Company determined that an additional restatement of previously issued financial statements was necessary, and the SEC’s investigation had been expanded to include the additional restatement filed in April 2006. We have cooperated and intend to continue to cooperate with the SEC’s investigation, which has resulted in significant expenses. While we have submitted an offer of settlement, which has the support of the SEC Staff, the Staff has not yet presented the offer of settlement to the Commission for approval and no assurance can be given that such approval will be granted. See Part I, Item 3, “Regulatory Investigations.”

     Under the proposed settlement, which remains subject to final approval by the SEC, BISYS will consent to refrain from future violations of the reporting, books and records and internal controls provisions of the federal securities laws and related SEC rules. BISYS has agreed to pay $25.1 million in disgorgement and prejudgment interest. The proposed settlement and additional expenses incurred in connection with this investigation (which include substantial fees of lawyers and other professional advisors and potential obligations to indemnify officers and directors who may be parties to such actions) could have a material adverse effect on our business, results of operations, financial condition and liquidity. Moreover, any further action by the SEC against us, and potentially members of our management, may cause the company to be subject to injunctions, fines and other penalties or sanctions or result in private civil actions, loss of key personnel or other adverse consequences and may require us to devote additional time and resources to these matters. The investigation may adversely affect our ability to obtain, and/or increase the cost of obtaining, directors’ and officers’ liability insurance and/or other types of insurance, which could have a material adverse affect on our business, results of operations and financial condition.

The SEC investigation and settlement related to marketing and distribution arrangements in our mutual funds business could adversely affect our business.

     On September 26, 2006, the SEC approved our settlement offer with respect to the SEC’s investigation of certain past marketing and distribution arrangements in our mutual funds services business. See Part I, Item 3, “Regulatory Investigations.” In connection with the settlement with the SEC, we consented to cease and desist from aiding and abetting or causing any violations of the referenced provisions of the federal securities laws and related SEC rules. If we are found to be in violation of the consent order, we may be subject to increased penalties and consequences as a result of the prior actions. As part of the settlement, for a period of up to 18 months following the order of settlement, we are required to retain an independent consultant to review our fund services policies and procedures governing (i) the receipt of revenues and payment of expenses associated with its administrative, fund accounting and distribution services, and (ii) the accuracy of disclosures to fund boards of directors concerning agreements between the Company, the funds, advisors, banks and related entities with respect to those services. We are also required to retain an independent distribution consultant to review and administer the plan of distribution of the funds paid by BFS as part of the settlement. Our senior management and Board of Directors have been required to devote significant time to the SEC settlement and related matters and may in the future be required to continue to do so. Expenses required to implement the settlement (which include substantial fees of lawyers and other professional advisors, including the independent consultants) could adversely affect our cash position. In addition, the investigation and settlement of this matter has resulted in negative publicity concerning the Company’s past involvement in these marketing and distribution arrangements and related industry practices. Heightened scrutiny on our fund services policies and procedures has resulted in, and could continue to result in, a loss of client confidence, harm to our reputation, exposure to further disciplinary action and potential liability to certain mutual fund clients.

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

     Acquiring a business involves many risks, including:

  incurrence of unforeseen obligations or liabilities;

  difficulty in integrating the acquired operations and personnel;

  difficulty in maintaining uniform controls, procedures and policies;

  possible impairment of relationships with employees and customers as a result of the integration of new personnel;

  risk of entering markets in which we have minimal prior experience;

  decrease in earnings as a result of non-cash charges;

  dilution to existing stockholders from the issuance of our common stock to make or finance acquisitions; and

  incurrence of debt.

Our systems may be subject to access by unauthorized persons.

     We maintain and process data on behalf of our clients, some of which is critical to the business operations of our clients. For example, our Investment Services group maintains transfer agency records and processes trades for our mutual fund clients. If our systems or facilities were accessed and damaged by unauthorized persons, our clients could experience data loss, financial loss and significant business interruption. If that were to occur, it could have a material adverse effect on our business, financial condition and results of operations. Because of the confidential nature of health information related to insurance policy requests that we store and transmit, security breaches could also expose us to a risk of regulatory action, litigation, possible liability and loss.

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

     Many of our competitors are well-established companies, and some of them have greater financial, technical and operating resources than we do. Competition in our business is based primarily upon:

  pricing;

  quality of products and services;

  breadth of products and services;

  new product development; and

  the ability to provide technological solutions.

We depend on our ability to attract and retain skilled personnel.

     Our success depends on our ability to attract and retain highly skilled personnel in all areas of our business. Perceived uncertainties as to our future direction arising from our announcement concerning exploration of strategic alternatives may make it more difficult to attract and retain such personnel. We cannot assure that we will be able to attract and retain personnel on acceptable terms in the future. Our inability to attract and retain highly skilled personnel could have an adverse effect on our business prospects.

We do not intend to pay dividends.

     We have never paid cash dividends to stockholders and do not anticipate paying cash dividends in the foreseeable future. In addition, our existing credit facility limits our ability to pay cash dividends.

Our stock price has been and is likely to continue to be volatile.

     The market price of our common stock is subject to volatility. From July 1, 2005 to June 30, 2006, the last sale price of our common stock ranged from a low of $12.49 per share to a high of $15.95 per share. In addition, the market price of our stock could be highly volatile for several months as we explore strategic alternatives and may continue to be more volatile if and when a transaction is announced or we announce that we are no longer exploring strategic alternatives.

Future sales of our common stock may depress our stock price.

     Sales of a substantial number of shares of our common stock in the public market, or the appearance that such shares are available for sale, could adversely affect the market price for our common stock. As of November 30, 2006, we had 121,013,040 shares of common stock outstanding. As of November 30, 2006, we also had options to purchase 8,385,686 shares of our common stock outstanding and 10,025,477 shares of our common stock reserved for issuance pursuant to options available for issuance under our stock option plans and employee stock purchase plan.

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

ITEM 1B.     Unresolved Staff Comments.

     None.

ITEM 2.     Properties.

     All of our principal properties are leased, with the exception of Melbourne, Florida which we own. We maintain offices throughout the United States, Western Europe, Bermuda, Hong Kong, the Cayman Islands, and the British Virgin Islands. As of June 30, 2006, our principal data centers and/or operating centers were located in:

  Roseland, New Jersey (Corporate Headquarters and Investment Services);

  Columbus, Ohio (Investment Services);

  George Town, Grand Cayman Island (Investment Services);

  Dresher, Pennsylvania (Investment Services);

  Brainerd, Minnesota (Investment Services);

  Bethesda, Maryland (Insurance Services);

  Boston, Massachusetts (Investment Services and Insurance Services);

  Dublin, Ireland (Investment Services);

  Hamilton, Bermuda (Investment Services);

  New York, New York (Investment Services and Insurance Services);

  Harrisburg, Pennsylvania (Insurance Services);

  Salt Lake City, Utah (Insurance Services);

  Farmington, Connecticut (Insurance Services);

  San Francisco, California (Insurance Services);

  Melbourne, Florida (Insurance Services);

     Leases on our properties expire periodically during the next 19 years.

     We believe that our existing facilities, together with expansion in the ordinary course of business, are adequate for our present and foreseeable needs.

ITEM 3.     Legal Proceedings.

     Following the Company’s May 17, 2004 announcement regarding the restatement of its financial results, seven putative class action and two derivative lawsuits were filed against the Company and certain of its current and former officers in the United States District Court for the Southern District of New York. By order of the Court, all but one of the putative class actions were consolidated into a single action, and on October 25, 2004, plaintiffs filed a consolidated amended complaint generally alleging that during the class period the Company, certain of its officers, and its independent registered public accounting firm allegedly violated the federal securities laws in connection with the purported issuance of false and misleading information concerning the Company’s financial condition. On October 28, 2005, the Court dismissed certain claims under the Securities Exchange Act of 1934 as to six of the individual defendants, narrowed certain additional claims against the Company and the individual defendants and dismissed all claims as to the Company’s independent registered public accounting firm.

     The remaining putative class action purports to be brought on behalf of all persons who acquired BISYS securities from the Company as part of private equity transactions during the class period. The complaint generally asserts that the Company and certain of its officers allegedly violated the federal securities laws in connection with the purported issuance of false and misleading information concerning the

Company’s financial condition, and seeks damages in an unspecified amount. The Court subsequently consolidated plaintiff’s complaint into the above complaint, but in August 2006, a magistrate judge issued a recommendation to the Court that it not certify the proposed class of non-publicly traded Company security holders. Plaintiff subsequently filed objections to the magistrate judge’s recommendation.

     On October 16, 2006, the Company announced that it had reached an agreement in principle to settle the consolidated class action lawsuit (including claims relating to the second restatement filed on April 26, 2006), as well as the remaining putative class lawsuit on an individual basis. The parties signed two definitive stipulations of settlement dated as of October 30, 2006. Under the proposed settlements, the Company paid an aggregate of $66.5 million in cash into escrow accounts on November 15 and 16, 2006. The consolidated class action settlement received preliminary Court approval on November 6, 2006 but remains subject to, among other things, final Court approval. Following such approval, the funds will be disbursed to certain purchasers of BISYS securities according to a Court-approved distribution plan. The Court has scheduled a final fairness hearing for the consolidated class action settlement for January 18, 2007. The settlements include no admission of wrongdoing by the Company or any of the individual defendants, and were funded through a combination of cash on hand and the Company’s existing credit facility. The Company is currently in discussions with its insurance carriers to determine the amount of available insurance proceeds remaining under its $25 million directors and officers liability policy.

     The derivative complaints filed in 2004 purported to be brought on behalf of the Company and generally asserted that certain officers and directors are liable for alleged breaches of fiduciary duties, abuse of control, gross mismanagement, waste, and unjust enrichment that purportedly occurred between October 23, 2000 and the present. The derivative complaints sought disgorgement, a constructive trust and damages in an unspecified amount. The Court ordered that the derivative actions be consolidated into a single action and on November 24, 2004, plaintiffs filed a consolidated amended complaint. On January 24, 2005, the Company and the individual defendants filed separate motions to dismiss the complaint. On October 31, 2005, the Court granted defendants’ motions, dismissing on the merits plaintiffs’ claim under Section 304 of the Sarbanes-Oxley Act of 2002 on the ground that the Act does not create a private right of action upon which plaintiffs may sue. Having so ruled, the Court also dismissed plaintiffs’ state law claims on the ground that it lacked subject matter jurisdiction over them. Plaintiffs appealed the rulings, but subsequently determined to dismiss with prejudice their appeal to the United States Court of Appeals for the Second Circuit and the Company agreed to such dismissal. Plaintiffs have since filed similar derivative complaints in New Jersey state court.

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

Regulatory Investigations

     The Company notified the SEC in May 2004 that it would restate certain prior period financial statements, and subsequently the SEC Staff advised the Company that the SEC was conducting an investigation into the facts and circumstances related to this restatement. On May 17, 2004, the Company announced that it would restate its financial results for the fiscal years ended June 30, 2003, 2002, and 2001 and for the quarters ended December 31 and September 30, 2003 (the “2004 restatement”) in order to record adjustments for correction of errors resulting from various accounting matters in the Life Insurance Services division. An amended Annual Report on Form 10-K for the fiscal year ended June 30, 2003 was filed with the SEC on August 10, 2004 along with amended Quarterly Reports on Form 10-Q for the quarters ended December 31 and September 30, 2003 to reflect the restated financial results. In July 2005, the Company determined that an additional restatement of previously issued financial statements was necessary and the SEC’s investigation was expanded to include the 2005 restatement. The Company has cooperated and intends to continue to cooperate with the SEC’s investigation, which has resulted in significant expenses. On November 3, 2006, the Company announced that it had reached an agreement in principle with the SEC Staff, which would, if approved by the SEC and the court in which the SEC’s complaint will be filed, settle the SEC’s investigation into the 2004 and 2005 restatements. Under the proposed settlement, which remains subject to final approval by the Commission, the Company will consent to refrain from future violations of the reporting, books and records and internal controls provisions of the federal securities laws and related SEC rules. The Company has agreed to pay $25.1 million in disgorgement and prejudgment interest.

     On September 26, 2006, the SEC approved the settlement offer of the Company with respect to the SEC’s investigation of certain of the Company’s past marketing and distribution arrangements in its mutual funds services business. The practices at issue related to the structure and accounting for arrangements pursuant to which BISYS Fund Services (BFS), a subsidiary of the Company, agreed with the advisers of certain U.S. mutual funds to use a portion of the administration fees paid to BFS by the mutual funds to pay for, among other things, expenses relating to the marketing and distribution of the fund shares, to make payments to certain advisers and to pay for certain other expenses. The Company identified 27 fund support arrangements to the SEC, all of which were entered into prior to December 2003 and have been terminated.

     The settlement resolved the issues with respect to all fund support arrangements disclosed by the Company to the Staff and provided for the simultaneous initiation and settlement of an administrative proceeding through the entry of an administrative order. The order set forth the SEC’s findings that BFS aided and abetted violations of Sections 206(1) and 206(2) of the Investment Advisers Act, Sections 12(b) and 34(b) of the Investment Company Act and SEC Rule 12(b)-1(d). These rules and regulations prohibit investment advisers from employing any device, scheme or artifice to defraud and from engaging in any course of business that would operate as a fraud, prohibit untrue statements or omissions of material facts in certain documents filed with the SEC, and regulate the circumstances under which open-end mutual funds may participate in the distribution of the securities that they issue. Without admitting or denying the SEC’s findings, BFS consented to cease and desist from aiding and abetting or causing any violations of the referenced provisions of the federal securities laws and related SEC rules. The order also required BFS to disgorge $9.7 million and pay prejudgment interest of $1.7 million and a penalty of $10 million, as well as BFS to agree to certain undertakings. As part of the settlement, for a period of up to 18 months following the order of settlement, BFS has retained an Independent Consultant to review BFS’ policies and procedures governing (i) the receipt of revenues and payment of expenses associated with its administrative, fund accounting and distribution services, and (ii) the accuracy of disclosures to fund boards of directors concerning agreements between BFS, the funds, advisors, banks and related entities with respect to those services. BFS has also retained an Independent Distribution Consultant to review and administer the plan of distribution of the funds paid by BFS as part of the settlement.

ITEM 4.	Submission of Matters to a Vote of Security Holders.
The 2005 annual meeting of the Company’s stockholders was held on June 13, 2006. At the annual meeting, the Company’s stockholders approved the following matters:

1.	Election of the seven directors named below to hold office until the next Annual Meeting of Stockholders and until their successors have been duly elected and qualified:

Name of Director	For	Withheld
Robert J. Casale	109,028,682	1,834,423
Denis A. Bovin	71,239,515	39,623,590
Thomas A. Cooper	106,929,032	3,934,073
Doni L. Fordyce	107,604,654	3,258,451
Russell P. Fradin	107,535,763	3,327,342
Richard J. Haviland	106,976,727	3,886,378
Joseph J. Melone	106,915,872	3,947,233

2.	Approval of the 2006 Employee Stock Purchase Plan

For	Against	Abstain
86,726,966	13,326,555	858,323

3.	Appointment of PricewaterhouseCoopers LLP as independent registered public accounting firm for fiscal year 2006

For	Against	Abstain
105,209,859	5,615,325	37,920

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Price Range of Common Stock

     Our Common Stock is traded on the New York Stock Exchange under the symbol “BSG.” The following table sets forth, for the periods indicated, the low and high closing prices per share for our Common Stock as reported by the New York Stock Exchange.

	Low	High
Fiscal 2006
First Quarter	$13.43	$15.87
Second Quarter	12.49	14.25
Third Quarter	13.48	15.20
Fourth Quarter	13.50	15.95

	Low	High
Fiscal 2005
First Quarter	$13.10	$14.84
Second Quarter	12.45	16.63
Third Quarter	14.26	16.29
Fourth Quarter	14.12	15.65

     As of November 30, 2006 there were approximately 1,108 holders of record of our Common Stock. The actual number of our stockholders is greater than this number of holders of record.

Dividend Policy

     We have not paid or declared any cash dividends during our most recent two fiscal years. We currently intend to retain all future earnings, if any, for use in our business and we do not anticipate paying any cash dividends on our Common Stock in the foreseeable future. In addition, our existing credit facility limits our ability to pay cash dividends.

Issuer Purchases

     A summary of the activity by month is as follows:

				Approximate
			Total Number of	Dollar Value of
	Total		Shares Purchased as	Shares that May
	Number of	Average	Part of Publicly	Yet be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans or
Period	Purchased	Per Share	or Program	Program
April 2006	(1,471)	$14.01	4,093,980	$39,540,448
May 2006	—	N/A	4,093,980	$39,540,448
June 2006	—	N/A	4,093,980	$39,540,448

     Effective November 12, 2003, our Board of Directors authorized a new stock buy-back program of up to $100 million with no scheduled date for which the program expires. Purchases have occurred and will continue to occur from time to time in the open market to offset the possible dilutive effects of shares issued under employee benefit plans, for possible use in future acquisitions, and for general and other corporate purposes. In March 2005, the Company suspended its stock repurchase program, and it does not currently expect to engage in further stock repurchase activity under the program until a decision is reached with respect to the current process of pursuing strategic alternatives.

     Information regarding securities authorized for issuance under equity compensation plans is incorporated by reference to Part III, Item 12 of this Annual Report.

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

	(in thousands, except per share data)
INCOME STATEMENT DATA:
For Years Ended June 30,	2006	2005	2004	2003	2002
Revenues	$842,852	$851,277	$774,439	$653,251	$573,293
Operating costs and expenses:
Service and operating	540,656	558,205	515,534	423,132	382,462
Selling, general and administrative	156,822	136,763	121,010	102,105	84,531
Depreciation and amortization	47,906	45,367	42,219	33,395	24,710
Restructuring and impairment
charges	1,351	2,366	15,796	9,288	4,592
Litigation and regulatory settlements	91,233	32,269	8,604	—	—
Total operating costs and expenses	837,968	774,970	703,163	567,920	496,295
Operating earnings	4,884	76,307	71,276	85,331	76,998
Interest income	8,778	2,599	1,341	1,465	3,587
Interest expense	(14,057)	(19,021)	(18,812)	(18,497)	(15,858)
Investment gains (losses) and other	14	13,052	394	(1,585)	(942)
Income (loss) from continuing operations
before income taxes	(381)	72,937	54,199	66,714	63,785
Income taxes	2,344	24,670	20,484	21,049	24,775
Income (loss) from continuing operations	(2,725)	48,267	33,715	45,665	39,010
Income (loss) from discontinued operations,
net of tax (1)	234,887	(42,160)	36,416	31,619	33,435
Net income	$232,162	$6,107	$70,131	$77,284	$72,445
Basic earnings (loss) per share:
Continuing operations	$(0.02)	$0.40	$0.28	$0.38	$0.33
Discontinued operations (1)	1.97	(0.35)	0.30	0.26	0.28
Total basic earnings (loss) per share	$1.95	$0.05	$0.59	$0.65	$0.61
Diluted earnings (loss) per share: (1)
Continuing operations	$(0.02)	$0.40	$0.28	$0.38	$0.31
Discontinued operations (1)	1.96	(0.35)	0.30	0.26	0.27
Total diluted earnings (loss) per share	$1.94	$0.05	$0.58	$0.64	$0.58
BALANCE SHEET DATA:
June 30,
Total assets	$1,398,743	$1,540,460	$1,625,755	$1,466,636	$1,208,888
Short-term borrowings	—	—	66,000	172,000	93,000
Long-term debt, including
current maturities (1)	4,546	399,800	403,860	304,566	305,025
Total stockholders’ equity	941,614	690,010	713,537	637,933	570,029
____________________

(1)

The Company sold its Information Services segment (which included its Banking Solutions and Document Solutions businesses) and its Education Services business in fiscal 2006 and 2005, respectively. The results of these operations are classified within the financial statement caption “Discontinued operations” in all periods. See Part II, Item 7 – “Management’s Discussion and Analysis of the Financial Condition and Results of Operations” for a discussion of discontinued operations.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     You should read the following discussion of our results of operations and financial condition in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements based on current expectations that involve risks and uncertainties. Actual results and the timing of certain events may differ significantly from those projected in such forward-looking statements due to a number of factors, including those discussed in Part I, Item 1A, “Risk Factors” in this report.

BUSINESS OVERVIEW

     We provide outsourcing solutions that enable investment firms and insurance companies to more efficiently serve their customers, grow their businesses, and respond to evolving regulatory requirements. We support clients in the financial services industry through two business segments: Investment Services and Insurance Services.

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

RECENT DEVELOPMENTS

     On August 10, 2006, our Board of Directors accepted the resignation of Russell P. Fradin, our President, Director and Chief Executive Officer, effective September 5, 2006. Robert J. Casale, the Chairman of our Board of Directors, is serving as Interim President and Chief Executive Officer while we seek a permanent successor. We also announced that we have recently initiated a process to explore strategic alternatives as part of our continued efforts to maximize shareholder value. Our Board of Directors has engaged Bear Stearns to advise us in connection with this process.

     On September 12, 2006, in connection with our initiative to explore strategic alternatives, we entered into retention bonus agreements with certain key employees, including certain executive officers of the Company. Under these agreements, we offered two separate bonus opportunities of equal amounts to selected employees. The first bonus payment will be payable March 8, 2007, if the employee remains with the Company. The second bonus payment will be payable September 8, 2007, if the employee remains with the Company and there has been a “change in control” of the Company. If any employee voluntarily terminates employment or is terminated for “cause” before a payment is made, the employee would not receive that payment. Aggregate future payments in connection with these bonuses and other retention bonuses may range up to $13.0 million. We will recognize the first bonus as compensation expense ratably over the service period, which ends on March 8, 2007. The second bonus will be recognized ratably over the remaining applicable service period upon the consummation of a “change of control” of the Company as specified in the agreement.

RESULTS OF OPERATIONS

     On September 15, 2005, we entered into an agreement to sell our Information Services segment, which included the Banking Solutions and Document Solutions divisions, to Open Solutions Inc. for $471.3 million in cash, subject to final working capital and other adjustments. The transaction closed on March 3, 2006, and we recognized an after-tax gain of $203.7 million. On April 21, 2005, we completed the sale of our Education Services business to Kaplan Professional, a division of Kaplan, Inc. (“Kaplan”). Kaplan acquired all of the outstanding shares of BISYS Education Services Inc., a subsidiary of The BISYS Group, Inc., for approximately $51 million in cash, payable at closing. We did not realize a material gain or loss as a result of this transaction. In accordance with FAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”), the financial results of our Information Services segment and Education Services business are reported as discontinued operations for all periods presented. Accordingly, historical amounts are reflected exclusive of discontinued operations.

     The following table presents the percentage of revenues represented by each item in our consolidated income statements for the periods indicated.

For Years Ended June 30,	2006	2005	2004
Revenues	100.0%	100.0%	100.0%
Operating costs and expenses:
Service and operating	64.1	65.5	66.6
Selling, general and administrative	18.6	16.1	15.6
Depreciation and amortization	5.7	5.3	5.5
Restructuring and impairment charges	0.2	0.3	2.0
Litigation and regulatory settlements	10.8	3.8	1.1
Total operating costs and expenses	99.4	91.0	90.8
Operating earnings	0.6	9.0	9.2
Interest income	1.0	0.3	0.2
Interest expense	(1.6)	(2.2)	(2.4)
Investment gains and other	—	1.5	—
Income from continuing operations before
income taxes	—	8.6	7.0
Income taxes	0.3	2.9	2.6
Income (loss) from continuing operations	(0.3)	5.7	4.4
Income (loss) from discontinued operations, net of tax	27.8	(5.0)	4.7
Net income	27.5%	0.7%	9.1%

CONTINUING OPERATIONS

     Revenues decreased $8.4 million in 2006 and increased $76.8 million in 2005, representing a decrease of 1.0% and an increase of 9.9%, respectively. Revenues in 2005 have been reduced by $9.7 million pertaining to the disgorgement portion of a regulatory settlement (see Litigation and Regulatory Settlements under this Item 7). In 2006, revenues were primarily impacted by the loss of two significant Fund Services clients and the sale of a broker dealer subsidiary in our Investment Services segment. Revenue growth in 2005 was derived from existing client growth, cross-sales to existing clients, sales to new clients, and revenues from acquired businesses, net of the impact of dispositions, partially offset by lost business. Revenue growth from acquired businesses, net of the impact of dispositions, approximated $3.3 million in 2006 and $30.1 million in 2005. Our internal revenue growth (excluding acquisitions and divestitures) approximated (2.5)% in 2006 and 7.3% in 2005 (excluding the impact of the disgorgement portion of the regulatory settlement) and is expected to be positive in 2007.

     Service and operating expenses in 2006 decreased 3.1% to $540.7 million compared to $558.2 million in 2005. In 2005, service and operating expenses increased 8.3% or $42.7 million compared to 2004. Service and operating expenses decreased as a percentage of revenues in 2006 by 1.4% to 64.1% and decreased in 2005 by 1.1% to 65.5%. The dollar decrease in 2006 was primarily the result of the loss of two large Fund Services clients and the exit of certain marketing and distribution arrangements, coupled with lower costs resulting from the sale of a broker-dealer subsidiary and the restructuring of our European mutual fund services operations, both of which were completed in the prior fiscal year. Lower costs were somewhat offset due to the inclusion of RK Consulting, a business we did not own in the first half of fiscal 2005, and higher headcount-related costs in our Insurance Services segment and Alternative Investment businesses. The percentage decrease was impacted by the $9.7 million reduction in revenues for the disgorgement portion of a regulatory settlement recorded in the prior year period. The dollar increase in 2005 primarily resulted from additional costs associated with greater revenues.

     Selling, general and administrative expenses in 2006 increased 14.7% or $20.1 million to $156.8 million compared to $136.8 million in 2005. In 2005, selling, general and administrative expenses increased 13.0% or $15.8 million compared to 2004. Selling, general and administrative expenses increased as a percentage of revenues to 18.6% in 2006 and 16.1% in 2005, as compared to 15.6% in 2004. The dollar increase in 2006 was primarily due to additional corporate costs (including professional fees) incurred in connection with the restatement of our financial statements, higher headcount and related costs in our Alternative Investment Services businesses (including RK Consulting, a business we did not own in the first half of fiscal 2005), the impact of our adoption of FAS 123R, costs (including the write-down of certain assets) associated with the relocation of our corporate headquarters, and higher severance-related costs. The dollar increases in 2005 resulted from additional costs associated with greater revenues, the impact of acquisitions, and additional legal and accounting costs of approximately $4 million due to the restatement of our financial statements.

     Depreciation and amortization was $47.9 million in 2006, compared to $45.4 million in 2005 and $42.2 million in 2004. The increases in 2006 and 2005 were due to additions of capitalized software and a higher level of acquired intangible assets associated with recently acquired businesses and customer contracts.

     Operating margins were 0.6%, 9.0% and 9.2% in 2006, 2005 and 2004, respectively. Operating earnings decreased by $71.4 million to $4.9 million in 2006, compared to the prior year. Operating earnings in 2005 were $76.3 million, representing a $5.0 million increase over 2004 operating earnings of $71.3 million. The dollar and margin decline in 2006 was primarily due to the impact of the litigation and regulatory settlements of $91.2 million compared to $32.3 million in the prior year period (see Note 8 – “Litigation and Regulatory Investigations”), lower margin and operating earnings in our Investment Services segment, and higher corporate costs. The margin decrease in 2005 was primarily due to additional legal and accounting costs associated with the restatement of our financial statements.

     Interest income was $8.8 million in 2006 compared to $2.6 million in 2005 and $1.3 million in fiscal 2004. The increase in 2006 of $6.2 million was due to higher interest rates and increased levels of interest-bearing assets.

     Interest expense was $14.1 million in 2006 compared to $19.0 million in 2005 and $18.8 million in 2004. Our weighted average interest rate approximated 4.2%, 3.9% and 3.3% for 2006, 2005 and 2004, respectively. The decrease in 2006 was primarily due to a decline in average borrowings offset somewhat by higher interest rates. The increase in 2005 was due to interest costs associated with additional borrowings for acquisitions under our revolving credit facility.

     Investment gains (losses) were not significant during 2006. During 2005, investment gains of $13.1 million were realized from the sale of an investment we held in the common stock of another publicly traded company.

     The provision for income taxes reflects an effective tax rate of (615.2)%, 33.8% and 37.8% for 2006, 2005 and 2004, respectively. In 2006 the rate is impacted by significantly lower pre-tax income, the U.S. tax on the repatriation of earnings under the American Jobs Creation Act of 2004, a valuation allowance against the tax benefits of the litigation and regulatory settlements, and permanent differences associated with certain adjustments. In 2005, the effective tax rate was impacted by the $10.0 million nondeductible portion of an SEC settlement. In 2004 the rate was impacted by the write-off of $3.2 million of net deferred tax assets associated with tax loss carryforwards and goodwill arising from the European mutual fund services operations that were not expected to be realized.

     The Company does not believe inflation has had a material impact on sales or operating results during periods covered in this discussion.

DISCONTINUED OPERATIONS

     On September 15, 2005, we entered into an agreement to sell our Information Services segment, which included the Banking Solutions and Document Solutions divisions, to Open Solutions Inc. (“OSI”) for $471.3 million in cash, subject to final working capital and other adjustments. The transaction closed on March 3, 2006, and we recognized an after-tax gain of $203.7 million. On April 21, 2005, we completed the sale of our Education Services business to Kaplan Professional, a division of Kaplan, Inc. (“Kaplan”). Kaplan acquired all of the outstanding shares of BISYS Education Services Inc., a subsidiary of The BISYS Group, Inc., for approximately $51 million in cash, payable at closing. We did not realize a material gain or loss as a result of this transaction. See Note 3 – “Acquisitions and Dispositions” for summary financial information of the Information Services segment.

RESTRUCTURING AND IMPAIRMENT CHARGES

     During 2006, 2005 and 2004, we recorded pretax restructuring and impairment charges of $1.4 million, $2.4 million and $15.8 million, respectively, as follows (in thousands):

	2006	2005	2004
Restructuring charges	$1,351	$1,341	$10,247
Impairment charges	—	1,025	5,549
	$1,351	$2,366	$15,796

     See Note 7 – “Restructuring and Impairment Charges” for a complete summary of restructuring activities and remaining accrual balances.

Fiscal 2006

     Restructuring charges of $1.4 million during 2006 were primarily related to the completion of the relocation of our corporate headquarters from New York to Roseland, New Jersey. The restructuring charges represent the excess of the future minimum lease commitments of the former New York headquarters over the expected sublease income, partially offset by a related deferred rent liability of approximately $0.3 million.

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

Fiscal 2004

     In 2004, we recorded pre-tax restructuring and impairment charges of $15.8 million. The charges consist of restructuring charges of $10.2 million that relate to the integration, consolidation and reorganization of certain business operations, particularly in our European Fund Services division and the Insurance Services group, and impairment charges of $5.5 million. Restructuring charges of $10.2 million during 2004 were comprised of severance totaling $8.0 million and lease termination and other costs of $2.2 million. Severance charges resulted from the termination or planned termination of approximately 350 employees representing all levels of staffing. The objectives of the 2004 restructuring plan were to close down or consolidate certain European Fund Services processing platforms located in Luxembourg, London and Guernsey; reduce costs by downsizing certain product development, marketing and sales support services in various business units; and relocate a call center in the Retirement Services division. Annualized pretax cost savings as a result of these restructuring activities were expected to approximate $26 million to $31 million.

     We recorded asset impairment charges of $5.5 million during 2004, consisting primarily of the following items:

  a $3.9 million charge in the Investment Services segment for the impairment of a customer-related intangible asset and other long-lived assets as a result of our plan to restructure our European mutual fund services operations and to exit certain European locations during >the calendar year 2004 following the acquisition of two of our significant customers in those European locations by acquirers with existing fund services capabilities; and

  a $1.2 million charge in the Insurance Services segment for impairment of a customer-related intangible asset deemed to be no longer recoverable from related future cash flows.

     We also wrote off $3.2 million of net deferred tax assets associated with tax loss carryforwards and goodwill arising from the European mutual fund services operations as we determined the deferred tax amounts will not be realized. This write-off was recorded as additional income tax expense in 2004.

LITIGATION AND REGULATORY SETTLEMENTS

Litigation

     We are currently subject to legal proceedings and claims, including securities class action lawsuits and a shareholder derivative lawsuit, and regulatory investigations. See Part I, Item 3, “Legal Proceedings,” and Note 8 – “Litigation and Regulatory Investigations.”

     We expensed the following amounts related to estimated settlement costs and legal fees in connection with the aforementioned litigation and investigatory matters for 2006, 2005 and 2004 (in thousands):

	2006	2005	2004
Legal fees	$11,023	$21,028	$8,604
Class action suit settlements	66,500	—	—
SEC settlement – Fund Services ($20,940 net of revenue
disgorgement portion of $9,699 in 2005, $463 accrued
in interest in 2006)	463	11,241	—
SEC settlement – financial restatements	25,100	—	—
Insurance recoveries	(11,853)	—	—
	$91,233	$32,269	$8,604

     In February 2006, we reached an agreement regarding coverage with our insurance carriers that resulted in an insurance recovery of $11.9 million for certain legal expenses incurred by the Company in connection with the aforementioned litigation and investigatory matters ($9 million of which related to expenses incurred through June 30, 2005). Amounts recoverable under the agreements have been recognized as a reduction to legal expenses in 2006. We are currently in discussions with our insurance carriers to determine the final amount of available insurance proceeds under the remaining amount of our $25 million directors and officers liability policy.

     The class action and related suit settlements of $66.5 million and the SEC settlement associated with our Fund Services business of $21.4 million (including related interest) were paid by the Company in fiscal 2007.

     We also are involved in litigation arising in the ordinary course of business. We believe that we have adequate defenses and/or insurance coverage against such litigation and that the outcome of these matters, individually or in the aggregate, will not have a material adverse effect upon our financial position, results of operations or cash flows. Legal fees and related costs for litigation arising in the ordinary course of business, and exclusive of the specific aforementioned litigation and investigatory matters, are included in the caption “Selling, general and administrative” in the accompanying consolidated statements of income.

SEGMENT INFORMATION

     The following tables set forth revenue, operating earnings and operating margin by business segment for 2006, 2005 and 2004. Measures used to assess segment performance include revenues and operating earnings, exclusive of restructuring and impairment charges and litigation and regulatory settlements. Segment operating earnings exclude restructuring and impairment charges and litigation and regulatory settlements since they are not allocated to the segments for internal evaluation purposes. While these items are identifiable to the business segments, they are not included in the measurement of segment operating earnings provided to the chief operating decision maker for purposes of assessing segment performance and decision making with respect to resource allocation.

	(in thousands)
						Percentage
	Years Ended June 30,			Dollar Change		Change
				2006	2005	2006	2005
				vs.	vs.	vs.	vs.
	2006	2005	2004	2005	2004	2005	2004
Revenues
Investment Services	$596,090	$619,479	$565,660	$(23,389)	$53,819	(3.8)%	9.5%
Insurance Services	246,762	241,497	208,779	5,265	32,718	2.2%	15.7%
	842,852	860,976	774,439	(18,124)	86,537	(2.1)%	11.2%
Less: Disgorgement portion
of regulatory settlement
reflected as a reduction
to revenues	—	(9,699)	—	9,699	(9,699)	—	—
Total consolidated
revenues	$842,852	$851,277	$774,439	$(8,425)	$76,838	(1.0)%	9.9%

Operating earnings
Investment Services	$71,607	$86,362	$70,990	$(14,755)	$15,372	(17.1)%	21.7%
Insurance Services	61,997	62,665	49,289	(668)	13,376	(1.1)%	27.1%
Corporate	(36,136)	(28,386)	(24,603)	(7,750)	(3,783)	27.3%	15.4%
	97,468	120,641	95,676	(23,173)	24,965	(19.2)%	26.1%
Reconciling items:
Restructuring and
impairment
charges	(1,351)	(2,366)	(15,796)	1,015	13,430	—	—
Litigation and regulatory
settlements	(91,233)	(32,269)	(8,604)	(58,964)	(23,665)	—	—
Disgorgement portion
of regulatory
settlement	—	(9,699)	—	9,699	(9,699)	—	—
Total consolidated
operating earnings	$4,884	$76,307	$71,276	$(71,423)	$5,031	(93.6)%	7.1%

Operating Margin
Investment Services	12.0%	13.9%	12.5%
Insurance Services	25.1%	25.9%	23.6%

     Internal revenue growth (excluding acquisitions and divestitures and excluding the impact of the disgorgement of a regulatory settlement in the prior year) for Investment Services approximated (4.4)% and 6.7% in 2006 and 2005, respectively. Internal revenue growth for Insurance Services approximated 2.2% in 2006 and 8.9% in 2005.

     Revenue in the Investment Services business segment decreased $23.4 million in 2006 and increased $53.8 million in 2005, representing a decrease of 3.8% and an increase of 9.5%, respectively. Revenues in 2005 exclude the $9.7 million impact of the disgorgement portion of a regulatory settlement stated separately above. The decline in revenue in 2006 was primarily the result of the loss of two significant clients in the Fund Services business as one client was acquired and subsequently migrated to the acquirer’s in-house solution and the other client exited the mutual fund business. In addition, revenue in the Fund Services business was negatively impacted by the sale of Boston Institutional Services, Inc. (a broker-dealer subsidiary) in April 2005, the termination of marketing and distribution arrangements, and a difficult selling environment for larger funds. The strong revenue growth in the Alternative Investment Services businesses was not enough to offset this decline. Revenues related to RK Consulting, acquired in January 2005, approximated $21.1 million for the first half of fiscal 2006. The revenue increase in 2005 was due to internal revenue growth in our Alternative Investment Services businesses, the acquisition of RK Consulting, and the acquisition of several new clients in our 401(k) recordkeeping business. Operating margins were 12.0%, 13.9% and 12.5% in 2006, 2005 and 2004, respectively. Operating earnings decreased $14.8 million in 2006 and increased $15.4 million in 2005. The dollar and percentage decrease in 2006 was primarily attributable to lower revenue in the Fund Services business, which more than offset lower costs resulting from restructuring activities and other cost reduction initiatives. The margin and dollar expansion in 2005 was primarily due to faster growth in the higher margin Alternative Investment Services businesses. For fiscal 2007, margins are expected to remain flat and internal revenue is expected to expand modestly.

     Revenue in the Insurance Services business segment increased $5.3 million in 2006 and $32.7 million in 2005, representing increases of 2.2% and 15.7%, respectively. The revenue increase in 2006 was the result of internal revenue growth in the Commercial Insurance Services business. The revenue growth in 2005 was primarily the result of acquisitions completed in 2004 coupled with strong internal revenue growth in both our Commercial and Life Insurance Services businesses. Operating margins were 25.1%, 25.9% and 23.6% for 2006, 2005 and 2004, respectively. Operating earnings decreased $0.7 million in 2006 and increased $13.4 million in 2005. The slight dollar and margin decline in 2006 resulted from higher headcount-related costs and the impact of an adjustment relating to certain error corrections in the Life Insurance Services business recorded in first quarter 2006, which offset the strong revenue growth in the Commercial Insurance Services business. The dollar and margin expansion in 2005 resulted from strong internal revenue growth, the impact of acquisitions, and a favorable change in business mix. Margins are expected to remain flat in fiscal 2007, and internal revenue growth is expected to expand modestly.

     Corporate operations represent charges for our executive, human resources, legal, accounting and finance functions, and various other unallocated overhead charges. Corporate expenses increased $7.8 million in 2006 and $3.8 million in 2005, representing increases of 27.3% and 15.4%, respectively. The increase in 2006 was primarily due to additional legal, accounting and other corporate costs incurred in connection with restatement of our financial statements (including the completion of our 2005 SEC filings) and costs associated with the relocation of our corporate headquarters. Additionally, corporate incurred higher costs resulting from the adoption of FAS 123R. The increase in 2005 was primarily due to legal and accounting fees incurred relating to the restatement of our financial statements. Corporate expenses are expected to increase in 2007 as a result of expected costs associated with our evaluation of strategic alternatives.

FINANCIAL CONDITION

     At June 30, 2006 and 2005, we had cash and cash equivalents of $160 million and $172 million, respectively. Cash and cash equivalents held outside the U.S. at June 30, 2006 and 2005 amounted to $26 million and $61 million, respectively. Total assets decreased from $1.5 billion at June 30, 2005 to $1.4 billion at June 30, 2006 primarily due to the sale of the Information Services segment. Stockholders’ equity increased from $690 million at June 30, 2005 to $942 million at June 30, 2006 primarily due to income associated with the disposition of the Information Services segment. Stockholders’ equity also benefited from the utilization of treasury stock for stock option exercises and the repayment of notes from stockholders.

     Capital expenditures, including capitalized software costs, were $21 million, $20 million and $21 million in 2006, 2005 and 2004, respectively. Capital expenditures are expected to be in the range of $20 million to $25 million in fiscal 2007.

     The following provides a summary of contractual obligations as of June 30, 2006 (in thousands):

	Payments by Period
	Less than			More than
Contractual obligations	1 year	1-3 years	3-5 years	5 years	Total
Long-term debt(1)	$1,815	$2,670	$361	$—	$4,846
Operating leases(2)	30,704	55,171	45,963	85,742	217,580
Purchase obligations(3)	18,169	9,996	5	—	28,170
Total	$50,688	$67,837	$46,329	$85,742	$250,596
____________________

(1)	The principal portion of these amounts are included in the Consolidated Balance Sheets. See Note 5 to the Consolidated Financial Statements for additional information about borrowings.

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

LIQUIDITY AND CAPITAL RESOURCES

     Our cash requirements and liquidity needs over the next twelve months are expected to be funded through cash on hand, cash flow generated from operations and our capacity to borrow from our revolving credit facility. Our current revolving credit facility provides for borrowings of up to $100 million. On March 14, 2006, we used the net proceeds from the sale of the Information Services segment for the repayment of the $300 million of outstanding 4% convertible subordinated notes due March 2006 (see Note 5 – “Borrowings”). At June 30, 2006, we had $160 million in cash and cash equivalents and working capital of $79 million, primarily resulting from our disposition of our Information Services segment. Subsequent to June 30, 2006, we paid $87.9 million to settle our class action suits and the SEC investigation associated with our Fund Services business. The settlements were funded through a combination of cash on hand and our existing credit facility (see Note 8 – “Litigation and Regulatory Investigations”).

     At June 30, 2006, we had no outstanding borrowings against our $100 million revolving credit facility. In December 2005, we repaid the remaining balance of $54 million under the term loan portion of our previous credit facility. The facility was created to support our working capital requirements, repurchase our common stock, and fund our acquisitions. At June 30, 2006, we had $5.4 million outstanding in letters of credit.

     The previous credit agreement entered into in 2004 required us to maintain certain financial covenants and limited our ability to incur future indebtedness and to pay dividends. In May 2005, a default occurred under the 2004 facility resulting from our failure to timely file our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 and our failure to deliver the related compliance certificate for such fiscal quarter. On June 14, 2005, we obtained a consent and waiver from the lenders under the 2004 facility, which extended the cure period arising from these defaults to August 1, 2005. After obtaining additional consents and waivers from the lenders subsequent to June 30, 2005, the 2004 facility was eventually terminated by us in January 2006 and replaced with a new interim credit facility (see Note 5 – “Borrowings”). As a condition of the waivers, additional borrowings under the revolving line of credit were not permitted until the default was cured.

     In January 2006, we entered into a Credit Agreement with a syndicate of lenders, providing for (i) an interim revolving credit facility in an aggregate amount of up to $100 million (the “Revolver”) and (ii) an interim term loan in an aggregate amount of up to $300 million (the “Term Loan,” together with the Revolver, the “Interim Facility”). The proceeds of the Revolver may be used for working capital and other corporate purposes. The Term Loan commitment was subsequently cancelled since the proceeds were no longer required to repay the $300 million of Notes. On August 31, 2006, we amended the Credit Agreement to, among other things, extend the Maturity Date of the Interim Facility from January 2, 2007 to June 30, 2007, lower the applicable margin rate on Eurodollar borrowings from 1.25% to 0.75% and lower the commitment fee on the unborrowed funds from 0.25% to 0.15%. On November 15, 2006, we entered into a second amendment to the Credit Agreement to, among other things, extend to January 15, 2007 the time to deliver this Form 10-K and the related compliance certificate and to also extend the time to deliver our Form 10-Q for the first and second quarters of fiscal 2007. The amendment allows us to seek an extension in the Maturity Date of the Credit Agreement from June 30, 2007 to December 31, 2007 and includes an uncommitted accordion feature that allows us to request a term loan of up to $50 million under the Interim Facility. The lender, or participating lenders if the Interim Facility is syndicated, has no obligation to make such term loan. In November 2006, we borrowed $20 million under the facility to fund the $66.5 million settlement payment.

      We manage our debt structure and interest rate risk through the use of fixed-rate and floating-rate debt. While changes in interest rates could decrease our interest income or increase our interest expense, we do not believe that we have a material exposure to changes in interest rates based on the relative size of our interest bearing assets and liabilities. We do not undertake any specific actions concerning exposure to interest rate risk, and we are not party to any interest rate derivative transactions. We utilize foreign currency forward contracts to manage our foreign exchange risk. These instruments are designated as cash flow hedges and are recognized as earnings in the same period as the items that they generally offset.

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

     Accounts receivable represented 52 and 42 days sales outstanding (DSO) at June 30, 2006 and 2005, respectively, based on quarterly revenues. The calculation of DSO for accounts receivable excludes insurance premiums and commissions receivable arising from our insurance-related business. DSO is less relevant for this type of receivable because it includes premiums that are ultimately remitted to the insurer and not recognized as revenue. Additionally, certain life insurance commissions due from insurance carriers have customary collection terms of up to twelve months. We perform credit evaluations of our customers in conjunction with our new business development processes. The customers are assessed for credit worthiness based on their financial position, and payment terms are generally negotiated at the time contracts are signed. We regularly evaluate our accounts receivable position relative to our revenues and monitor our accounts receivable aging as part of managing our receivable portfolio. Credit risk is generally mitigated by reasonably short payment terms, the nature of our customers (i.e., commercial banks, mutual funds, and insurance carriers) and our large and diverse customer base. We generally do not require collateral for accounts receivable and maintain an allowance for doubtful accounts of $2.5 million and $2.9 million at June 30, 2006 and 2005, respectively.

     For 2006, operating activities used cash of $34.9 million, $73.9 million used by continuing operations and $39.0 million provided by discontinued operations. Net loss from continued operations totaled $2.7 million, with depreciation and amortization of $47.9 million, changes in working capital of $47.7 million, other non-cash charges of $7.4 million, offset by a deferred tax benefit of $30.4 million and tax payments made on the behalf of discontinued operations of $143.7 million. The tax payments are associated with the disposition of our Information Solutions segment in the third quarter of 2006 (see Note 3 – “Acquisitions and Dispositions”). All taxes associated with the disposition have been paid: $143.7 million during the fourth quarter of fiscal 2006 and $13.0 million in July 2006. Investing activities provided cash of $412.0 million, including $471.3 million in proceeds from the sale of our Information Services segment, offset by $19.7 million of capital expenditures and $36.6 million of net cash used in investing activities from discontinued operations. Financing activities used cash of $390.5 million, including the repayment of long-term debt of $395.4 million, higher bank overdrafts of $1.9 million, repurchases of our stock of $1.1 million, offset by proceeds from exercise of stock options of $7.7 million and repayment of notes receivable from shareholders of $3.7 million. Financing activities from discontinued operations used cash of $3.0 million.

     For 2005 and 2004, operating activities provided cash of $204 million and $228 million, respectively. Investing activities used cash of $65 million and $109 million in 2005 and 2004, respectively. Financing activities used cash of $110 million and $58 million in 2005 and 2004, respectively.

     Repurchases of our common stock have occurred from time to time in the open market to offset the possible dilutive effect of shares issued under employee benefits plans, for possible use in future acquisitions, and for general and other corporate purposes. The following table presents stock repurchase activity during the last three fiscal years under programs authorized by the Board of Directors, disclosing total shares repurchased under each program and the associated cost. Upon authorization of each new stock repurchase program, the former program is superseded and replaced. The current repurchase program has no set expiration date. In addition to shares purchased in the open market under the buy-back program, we also purchase shares of common stock held by employees who wish to tender owned shares to satisfy tax withholding on restricted stock vesting and Rabbi Trust distributions. In March 2005, we suspended our open market stock repurchase program and do not currently expect to engage in further stock repurchase activity under the program until we complete our evaluation of strategic alternatives. All of the shares purchased in fiscal 2006 were surrendered to us by employees in order to satisfy tax withholding obligations.

	(in thousands)
Year Ended June 30,	2006		2005		2004
	Shares	Cost	Shares	Cost	Shares	Cost
Share repurchase programs:
$100 million, authorized August 2002	—	$—	—	$—	3,158	$46,153
$100 million, authorized November 2003	76	1,140	3,149	45,755	869	13,565
Total stock repurchases	76	$1,140	3,149	$45,755	4,027	$59,718

OFF-BALANCE SHEET ARRANGEMENTS

     As of June 30, 2006, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, other than outstanding letters of credit totaling $5.4 million.

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

     Goodwill – We have recorded goodwill that was initially recognized as a result of business combinations. In accordance with FAS 142, “Goodwill and Other Intangible Assets,” we periodically evaluate goodwill for impairment no less than annually by comparing the carrying value of each reporting unit to its fair value using a two-step impairment test. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment is recognized in an amount equal to that excess. Our process for estimating a reporting unit’s fair value requires the use of assumptions and estimates regarding the reporting unit’s future cash flows, growth rates and weighted average cost of capital. Assumed growth rates generally ranged from 4% to 8% and varied by reporting unit based upon near and medium term growth opportunities. The assumed weighted average cost of capital approximated 15% in the most recent analyses. Any significant adverse changes in key assumptions about these businesses and their prospects or an adverse change in market conditions may cause a change in the estimate of fair value and could result in an impairment charge. We have approximately $717 million of goodwill as of June 30, 2006, none of which is considered impaired, based on impairment testing. Given the significance of goodwill, an adverse change to the estimated fair value could result in an impairment charge that could be material to the financial statements.

     Acquired Intangible Assets – We have recorded intangible assets that were initially recognized as a result of business combinations or acquired customer relationships. The intangible assets are amortized on either a pattern of consumption or a straight-line method over their estimated useful lives. We assess the likelihood of recovering the cost of acquired intangible assets whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. We evaluate, for impairment, the carrying value of acquired intangible assets by comparing the carrying value to the anticipated future undiscounted cash flows expected to be generated from the use of the intangible asset. If an intangible asset is impaired, the asset is written down to fair value. Intangible assets resulting from acquired customer relationships are evaluated in light of actual customer attrition rates and related cash flows to ensure that the carrying value of these intangibles assets is recoverable. Significant changes in these customer relationships could result in an impairment charge. We have approximately $139.2 million of acquired intangible assets as of June 30, 2006. Given the significance of intangibles, adverse changes to these relationships could result in an impairment charge that could be material to the financial statements.

     Income taxes – We account for income taxes in accordance with FAS 109, “Accounting for Income Taxes,” which establishes financial accounting and reporting standards for the effect of income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns. Judgment is required in addressing the future tax consequences of events that have been recognized in our financial statements or tax returns. Fluctuations in the actual outcome of these future tax consequences could materially impact the financial statements.

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

     Legal and regulatory contingencies – We are subject to various legal proceedings and claims, including securities class action lawsuits, a shareholder derivative lawsuit, and regulatory investigations. GAAP requires that liabilities for contingencies be recorded when it is probable that a liability has been incurred before the balance sheet date and the amount can be reasonably estimated. Significant management judgment is required to comply with this guidance. We analyze our litigation exposure and determine estimates for anticipated regulatory settlements based on available information, including consultation with outside counsel handling the defense of these matters, to assess probable liability.

     Revenue recognition – Except as noted for software and related revenues described below, we recognize revenue in accordance with the provisions of the Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” (“SAB 104”). SAB 104, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements, is supplemented by the specific guidance provided for the specialized revenue recognition types addressed below.

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

     Cash received by us in advance of the performance of services or the revenue being recognized is deferred. We defer recognition of up-front implementation and conversion fees that are not the culmination of a separate earnings process and recognize them ratably over the estimated customer life, generally between four and eight years.

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

     Data processing revenues were primarily associated with our Information Services segment, which was disposed of in the third quarter of fiscal 2006 (see Note 3 – “Acquisitions and Dispositions”).

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

     In the Life Insurance Services division, insurance commissions earned from carriers are recorded net of amounts due to agents. Commission revenue from carriers and commissions payable to agents are generally recognized based on a percentage of the premium that the policyholder pays to the insurance carrier. First year commissions are calculated based on a contractual percentage of the first year’s premium. Renewal commissions relate to the periods following the first year and are paid at a contractual rate if the policy remains in force. Bonus commissions are paid by the insurance carrier in situations in which certain volume, persistency or profitability targets are met.

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

     Software sales and related revenues were primarily associated with our Information Services segment, which was disposed of in the third quarter of fiscal 2006 (see Note 3 – “Acquisitions and Dispositions”).

NEW ACCOUNTING PRONOUNCEMENTS

     In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting for Changes and Error Corrections – A Replacement of APB Opinion No. 20 and FASB Statement No. 3” (“FAS 154”). FAS 154 requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 (our fiscal 2007).

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

     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures” (“FAS 157”). FAS 157 defines fair value and establishes a framework for measuring fair value in accordance with generally accepted accounting principles. This Statement also applies to other accounting pronouncements that require or permit a fair value measure. As defined by this Statement, the fair value of an Asset or Liability would be based on an “exit price” basis rather than an “entry price” basis. Additionally, the fair value should be market-based and not an entity-based measurement. FAS 157 is effective for fiscal years beginning after November 15, 2007 (the Company’s Fiscal 2009). The implementation of FAS 157 is not expected to have a material impact on our consolidated financial statements.

     In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for us as of June 30, 2007. We have not completed our evaluation of the possible impact on our financial position, if any, related to implementation of SAB 108.

ITEM 7A.     Quantitative and Qualitative Disclosures About Market Risk.

     We do not have material exposure to market risk from derivative or non-derivative financial instruments. We do not utilize such instruments to manage market risk exposures or for trading or speculative purposes. We do, however, invest available cash and cash equivalents in highly liquid financial instruments with original maturities of three months or less. As of June 30, 2006, we had approximately $159.6 million of cash and cash equivalents invested in highly liquid debt instruments purchased with original maturities of three months or less, including $67.1 million of overnight repurchase agreements. We believe that potential near-term losses in future earnings, fair values and cash flows from reasonably possible near-term changes in the market rates for such instruments are not material to us. We manage our debt structure and interest rate risk through the use of fixed-rate and floating-rate debt. While changes in interest rates could decrease our interest income or increase our interest expense, we do not believe that we have a material exposure to changes in interest rates based on the relative size of our interest bearing assets and liabilities. We do not undertake any specific actions concerning exposure to interest rate risk and we are not party to any interest rate derivative transactions.

     We conduct a portion of our business internationally exposing earnings, cash flows and financial position to foreign currency risks. The majority of these risks are associated with transactions denominated in currencies other than our functional currency. Our policy on foreign currency risk is to minimize these risks whenever possible, supplemented with foreign currency forward contracts. During 2006, the Company entered into foreign currency forward contracts to manage risks associated with fluctuations in foreign currency exchange rates related to specifically identified operating expenses. The contracts, totaling $0.5 million in notional value, require the Company to purchase currencies at specified rates over the next seven months ($0.5 million outstanding at June 30, 2006). The instruments are accounted for as a foreign currency cash flow hedge of specifically identified euro-denominated operating expenses.

ITEM 8.     Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of The BISYS Group, Inc.

     We have completed integrated audits of The BISYS Group, Inc.’s 2006 and 2005 consolidated financial statements and of its internal control over financial reporting as of June 30, 2006 and an audit of its 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of The BISYS Group, Inc. at June 30, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in Note 1 – "Basis of Presentation and Summary of Significant Accounting Policies," the Company adopted Statements of Financial Accounting Standards No. 123R, "Share-Based Payment" on July 1, 2005.

Internal control over financial reporting

     Also, we have audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that The BISYS Group, Inc. did not maintain effective internal control over financial reporting as of June 30, 2006 because the Company did not maintain effective controls over (1) the control environment, (2) controls over revenue recognition, (3) controls over insurance commissions payable and (4) controls over segregation of duties at certain international locations, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment as of June 30, 2006:

1.

Control environment: The Company did not maintain an effective control environment. Specifically, the Company (i) failed to establish adequate controls over the selection, application and documentation of its accounting policies to ensure all accounting policies were in accordance with generally accepted accounting principles; (ii) failed to adequately train its personnel in the application of generally accepted accounting principles commensurate with its financial reporting requirements; (iii) failed to effectively train its personnel on compliance with the Company’s Code of Conduct; and (iv) failed to maintain an effective whistleblower program.

A control environment sets the tone of an organization, influences the control consciousness of its people, and is the foundation of all other components of internal control over financial reporting. This control environment material weakness contributed to the restatement of the Company’s consolidated financial statements for the years ended June 30, 2004 and 2003, each of the quarters of fiscal 2004, each of the first two quarters of fiscal 2005 and adjustments to the third and fourth quarters of fiscal 2005. Additionally, this control environment material weakness could result in misstatements of any of the Company’s financial statement accounts and disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

This control environment material weakness contributed to the material weaknesses described in 2 through 4 below.

2.

Controls over revenue recognition: The Company did not maintain effective controls over revenue recognition. Specifically, effective controls, including effective reconciliations and the evidence of contractual agreements, were not in place to ensure the completeness, accuracy and validity of revenue recognition for certain customer relationships in its Alternative Investment Services businesses. This control deficiency could result in a misstatement of revenue and deferred revenue that would result in a material misstatement to the Company’s annual or interim consolidated financial statements that would not be prevented or detected.

3.

Controls over insurance commissions payable: The Company did not maintain effective controls over the completeness and accuracy of its accounting for commissions payable in the Life Insurance Services division. Specifically, effective controls, including effective reconciliations, were not designed and in place to appropriately record sales commissions payable to the Company’s retail agents. This control deficiency resulted in the restatement of the Company’s consolidated financial statements for the years ended June 30, 2004 and 2003, each of the quarters of fiscal 2004 and each of the first two quarters of fiscal 2005, and adjustments to the third and fourth quarters of fiscal 2005 to correct accrued commissions payable. This control deficiency also contributed to an audit adjustment to the Company’s consolidated financial statements in the fourth quarter of 2006 to correct accrued commissions payable. Additionally, this control deficiency could result in a misstatement of the aforementioned accounts that would result in a material misstatement to the Company’s annual or interim consolidated financial statements that would not be prevented or detected.

4.	Controls over segregation of duties at certain international locations: The Company did not maintain effective controls over segregation of duties. Specifically, certain financial accounting personnel had unrestricted and unmonitored access to critical financial applications and data at certain international locations in the Company’s Hedge Fund Services business. This access could lead to the creation, approval or processing of financial transactions, changes to financial data or changes to application controls and processing, without appropriate review and authorization. This control deficiency could result in a misstatement of substantially all accounts and disclosures that would result in a material misstatement to the Company’s annual or interim consolidated financial statements that would not be prevented or detected.

     These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2006 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

     In our opinion, management’s assessment that The BISYS Group, Inc. did not maintain effective internal control over financial reporting as of June 30, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control – Integrated Framework issued by the COSO. Also, in our opinion, because of the effects of the material weaknesses described above on the achievement of the objectives of the control criteria, The BISYS Group, Inc. has not maintained effective internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control – Integrated Framework issued by the COSO.

/s/ PricewaterhouseCoopers LLP
Columbus, Ohio
December 15, 2006

CONSOLIDATED STATEMENTS OF INCOME

 (in thousands, except per share data)

For Years Ended June 30,	2006	2005	2004
Revenues	$842,852	$851,277	$774,439
Operating costs and expenses:
Service and operating
(exclusive of depreciation and
amortization shown separately below)	540,656	558,205	515,534
Selling, general and administrative
(exclusive of depreciation and
amortization shown separately below)	156,822	136,763	121,010
Depreciation and amortization	47,906	45,367	42,219
Restructuring and impairment charges	1,351	2,366	15,796
Litigation and regulatory settlements	91,233	32,269	8,604
Total operating costs and expenses	837,968	774,970	703,163
Operating earnings	4,884	76,307	71,276
Interest income	8,778	2,599	1,341
Interest expense	(14,057)	(19,021)	(18,812)
Investment gains and other	14	13,052	394
Income (loss) from continuing operations before
income taxes	(381)	72,937	54,199
Income taxes	2,344	24,670	20,484
Income (loss) from continuing operations	(2,725)	48,267	33,715
Income (loss) from discontinued operations, net of tax	234,887	(42,160)	36,416
Net income	$232,162	$6,107	$70,131
Basic earnings (loss) per share:
Continuing operations	$(0.02)	$0.40	$0.28
Discontinued operations	1.97	(0.35)	0.30
Total basic earnings per share	$1.95	$0.05	$0.59
Diluted earnings (loss) per share:
Continuing operations	$(0.02)	$0.40	$0.28
Discontinued operations	1.96	(0.35)	0.30
Total diluted earnings per share	$1.94	$0.05	$0.58

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

 (in thousands, except share data)

June 30,	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$159,610	$172,335
Restricted cash	40,151	42,314
Accounts receivable, net	90,550	74,105
Insurance premiums and commissions receivable	119,461	88,548
Deferred tax asset	56,981	35,838
Other current assets	16,889	15,931
Current assets of discontinued operations	—	32,653
Total current assets	483,642	461,724
Property and equipment, net	42,100	43,064
Goodwill	716,810	717,469
Intangible assets, net	139,177	165,729
Other assets	17,014	18,278
Noncurrent assets of discontinued operations	—	134,196
Total assets	$1,398,743	$1,540,460

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$1,656	$395,443
Accounts payable	10,735	18,381
Insurance premiums and commissions payable	132,637	113,395
Other current liabilities	259,561	168,136
Current liabilities of discontinued operations	—	53,727
Total current liabilities	404,589	749,082
Long-term debt	2,890	4,357
Deferred tax liability	36,256	41,695
Deferred revenues	6,622	8,053
Other liabilities	6,772	6,620
Noncurrent liabilities of discontinued operations	—	40,643
Total liabilities	457,129	850,450
Commitments and contingencies (see Notes 5, 8, 9 and 10)

STOCKHOLDERS’ EQUITY
Common stock, $.02 par value; 320,000,000 shares authorized;
121,914,030 and 121,232,132 shares issued	2,438	2,425
Additional paid-in capital	396,484	395,900
Retained earnings	564,809	335,345
Notes receivable from stockholders	—	(3,718)
Employee benefit trust, 434,505 and 409,180 shares	(6,819)	(6,458)
Deferred compensation	6,848	6,598
Unearned compensation – restricted stock	—	(7,798)
Accumulated other comprehensive income	141	136
Treasury stock at cost, 1,502,478 and 2,196,760 shares	(22,287)	(32,420)
Total stockholders’ equity	941,614	690,010
Total liabilities and stockholders’ equity	$1,398,743	$1,540,460

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

For Years Ended June 30,	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$232,162	$6,107	$70,131
Adjustment for (income) loss from discontinued operations, net of tax	(234,887)	42,160	(36,416)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	47,906	45,367	42,219
Deferred income tax provision (benefit)	(30,443)	7,550	33,923
Investment gains and other	(14)	(13,052)	(394)
Share-based compensation	7,417	3,415	1,896
Change in assets and liabilities, net of effects from acquisitions and divestitures:
Restricted cash	2,163	24,811	(20,547)
Accounts receivable, net	(16,314)	(11,522)	(8,745)
Insurance premiums and commissions receivable	(29,682)	(8,263)	15,406
Other current and non-current assets	1,179	1,533	1,363
Accounts payable	(7,659)	6,057	2,202
Insurance premiums and commissions payable	21,135	(15,006)	9,918
Deferred revenues	(1,431)	(932)	8,985
Accrued liabilities and other	78,302	76,178	72,564
Tax payment made on sale of discontinued operations business	(143,715)	—	—
Net cash provided by operating activities from discontinued operations	38,978	39,819	35,927
Net cash provided by (used in) operating activities	(34,903)	204,222	228,432
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of businesses, net of cash acquired	(1,858)	(82,638)	(52,917)
Payments related to businesses previously acquired	(188)	(843)	(4,600)
Proceeds from business divestitures	471,010	52,323	—
Capital expenditures for property and equipment	(12,249)	(8,975)	(8,393)
Capitalized software costs	(7,419)	(7,111)	(11,784)
Proceeds from sale of investments	302	15,233	765
Acquired intangible assets	(111)	(1,040)	(300)
Other	(912)	3,214	1,343
Net cash used in investing activities from discontinued operations	(36,554)	(35,392)	(33,474)
Net cash provided by (used in) investing activities	412,021	(65,229)	(109,360)
CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings, net	—	(66,000)	(106,000)
Proceeds from long-term debt	—	—	100,000
Payment of long-term debt	(395,430)	(8,011)	(2,013)
Exercise of stock options	7,727	7,022	7,842
Issuance of common stock	—	4,659	5,021
Repurchases of common stock	(1,141)	(45,755)	(59,718)
Repayment of notes receivable from stockholders	3,718	4,398	2,660
Changes in bank overdrafts	(1,893)	(868)	743
Excess tax benefits from shared-based payment arrangements	206	—	—
Other	(606)	(2)	(1,120)
Net cash used in financing activities from discontinued operations	(3,042)	(5,603)	(5,380)
Net cash used in financing activities	(390,461)	(110,160)	(57,965)
Change in cash and cash equivalents	(13,343)	28,833	61,107
Cash and cash equivalents at beginning of year (includes cash of discontinued
operations of $618 in 2006, $1,794 in 2005 and $4,721 in 2004)	172,953	144,120	83,013
Cash and cash equivalents at end of year (includes cash of discontinued
operations of $618 in 2005 and $1,794 in 2004)	$159,610	$172,953	$144,120
SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for:
Interest	$15,495	$16,938	$16,717
Income taxes	$174,318	$9,693	$6,919
Non-cash investing and financing activities:
Capital lease obligations incurred	$473	$3,955	$1,180

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Stockholders’ Equity

 (in thousands)

					Notes
			Additional		Receivable
	Common Stock		Paid-in	Retained	from	Employee Benefit Trust
For Years ended June 30, 2004, 2005, and 2006	Shares	Amount	Capital	Earnings	Stockholders	Shares	Amount
Balance, June 30, 2003	120,275	$2,405	$378,986	$270,405	$(10,776)	344	$(5,676)
Net income	—	—	—	70,131	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—
Unrealized gain on investments, net of tax	—	—	—	—	—	—	—
Comprehensive income
Collections on notes receivable	—	—	—	—	2,660	—	—
Exercise of stock options	75	2	484	(5,833)	—	—	—
Tax benefit of stock options exercised	—	—	1,734	—	—	—	—
Issuance of common stock	486	10	8,280	(805)	—	(46)	776
Common stock issued in acquisition	—	—	—	(1,605)	—	—	—
Repurchases of common stock	—	—	—	—	—	—	—
Employee benefit trust	—	—	—	—	—	45	(607)
Deferred compensation	—	—	—	—	—	—	—
Compensation expense-restricted stock	—	—	—	—	—	—	—
Balance, June 30, 2004	120,836	$2,417	$389,484	$332,293	$(8,116)	343	$(5,507)
Net income	—	—	—	6,107	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—
Unrealized gain on hedging activities	—	—	—	—	—	—	—
Unrealized gain on investments, net of tax	—	—	—	—	—	—	—
Reclassification adjustments for investment
gains, net of tax	—	—	—	—	—	—	—
Comprehensive loss
Collections on notes receivable	—	—	—	—	4,398	—	—
Exercise of stock options	—	—	—	(2,580)	—	—	—
Tax benefit of stock options exercised	—	—	1,134	—	—	—	—
Issuance of common stock	396	8	5,282	(476)	—	—	—
Repurchases of common stock	—	—	—	—	—	—	—
Employee benefit trust	—	—	—	1	—	66	(951)
Deferred compensation	—	—	—	—	—	—	—
Compensation expense-restricted stock	—	—	—	—	—	—	—
Balance, June 30, 2005	121,232	$2,425	$395,900	$335,345	$(3,718)	409	$(6,458)
Net income	—	—	—	232,162	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—
Unrealized gain on hedging activities	—	—	—	—	—	—	—
Unrealized gain on investments, net of tax	—	—	—	—	—	—	—
Reclassification adjustments for investment
gains, net of tax	—	—	—	—	—	—	—
Comprehensive income
Collections on notes receivable	—	—	—	—	3,718	—	—
Exercise of stock options	—	—	—	(2,703)	—	—	—
Tax benefit on share-based compensation	—	—	659	—	—	—	—
Adoption of FAS 123R	—	—	(7,798)	—	—	—	—
Issuance of common stock	682	13	(13)	—	—	—	—
Repurchases of common stock	—	—	—	—	—	—	—
Stock-based compensation	—	—	7,738	—		—	—
Employee benefit trust	—	—	—	5	—	26	(361)
Deferred compensation	—	—	—	—	—	—	—
Balance, June 30, 2006	121,914	$2,438	$396,484	$564,809	$—	435	$(6,819)

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Stockholders’ Equity

 (in thousands)

				Accumulated
		Unearned		Other
		Compensation	Comprehensive	Comprehensive
	Deferred	– Restricted	Income	Income	Treasury Stock
For Years ended June 30, 2004, 2005, and 2006	Compensation	Stock	(Loss)	(Loss)	Shares	Amount
Balance, June 30, 2003	$5,752	$—		$(340)	141	$(2,823)
Net income	—	—	$70,131	—	—	—
Foreign currency translation adjustment	—	—	884	884	—	—
Unrealized gain on investments, net of tax	—	—	5,793	5,793	—	—
Comprehensive income			$76,808
Collections on notes receivable	—	—		—	—	—
Exercise of stock options	—	—		—	(769)	13,205
Tax benefit of stock options exercised	—	—		—	—	—
Issuance of common stock	(786)	(8,291)		—	(397)	5,837
Common stock issued in acquisition	—	—		—	(2,798)	40,428
Repurchases of common stock	—	—		—	4,027	(59,718)
Employee benefit trust	—	—		—	(45)	607
Deferred compensation	326	—		—	—	—
Compensation expense-restricted stock	—	2,092		—	—	—
Balance, June 30, 2004	$5,292	$(6,199)		$6,337	159	$(2,464)
Net income	—	—	$6,107	—	—	—
Foreign currency translation adjustment	—	—	(189)	(189)	—	—
Unrealized gain on hedging activities	—	—	(156)	(156)	—	—
Unrealized gain on investments, net of tax	—	—	(31)	(31)	—	—
Reclassification adjustments for investment
ins, net of tax	—	—	(5,825)	(5,825)	—	—
Comprehensive loss			$(94)
Collections on notes receivable	—	—		—	—	—
Exercise of stock options	—	—		—	(670)	9,602
Tax benefit of stock options exercised	—	—		—	—	—
Issuance of common stock	—	(5,290)		—	(368)	5,134
Repurchases of common stock	—	—		—	3,149	(45,755)
Employee benefit trust	(114)	—		—	(73)	1,063
Deferred compensation	1,420	—		—	—	—
Compensation expense-restricted stock	—	3,691		—	—	—
Balance, June 30, 2005	$6,598	$(7,798)		$136	2,197	$(32,420)
Net income	—	—	$232,162	—	—	—
Foreign currency translation adjustment	—	—	(152)	(152)	—	—
Unrealized gain on hedging activities	—	—	179	179	—	—
Unrealized gain on investments, net of tax	—	—	(22)	(22)	—	—
Reclassification adjustments for investment
gains, net of tax	—	—	—	—	—	—
Comprehensive income			$232,167
Collections on notes receivable	—	—		—	—	—
Exercise of stock options	—	—		—	(715)	10,430
Tax benefit on share-based compensation	—	—		—	—	—
Adoption of FAS 123R	—	7,798		—	—	—
Issuance of common stock	—	—		—	—	—
Repurchases of common stock	—	—		—	76	(1,141)
Stock-based compensation	—	—		—	—	—
Employee benefit trust	(488)	—		—	(56)	844
Deferred compensation	738	—		—	—	—
Balance, June 30, 2006	$6,848	$—		$141	1,502	$(22,287)

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

Discontinued Operations

     On September 15, 2005, the Company entered into an agreement to sell its Information Services segment, which included the Banking Solutions and Document Solutions divisions, to Open Solutions Inc. for $471.3 million in cash, subject to final working capital and other adjustments. The transaction closed on March 3, 2006, and the Company recognized a gain of $203.7 million, net of tax. On March 31, 2005, the Company announced it had approved a formal plan of disposition for its Education Services business. On April 21, 2005, the Company completed the sale of its Education Services business to Kaplan Professional, a division of Kaplan, Inc. (“Kaplan”). Kaplan acquired all of the outstanding shares of BISYS Education Services Inc., a subsidiary of The BISYS Group, Inc., for approximately $51 million in cash, payable at closing. The company did not realize a material gain or loss as a result of this transaction.

     In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the financial results of the Company’s Information Services segment and Education Services business are reported as discontinued operations for all periods presented. Accordingly, the notes to the consolidated financial statements reflect historical amounts exclusive of discontinued operations, unless otherwise noted.

Basis of Presentation

     The accompanying consolidated financial statements of the BISYS Group, Inc. and its subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles. All intercompany transactions and accounts have been eliminated in consolidation.

Fiscal Year

     The Company’s fiscal year is from July 1 to June 30. Unless otherwise stated, references to the years 2006, 2005 and 2004 relate to the fiscal years ended June 30, 2006, 2005 and 2004, respectively. References to future years also relate to the fiscal year ended June 30.

Cash and Cash Equivalents

     Cash and cash equivalents include highly liquid debt instruments purchased with original maturities of three months or less, including $67.1 million and $16.2 million of overnight repurchase agreements at June 30, 2006 and 2005, respectively. The Company maintains cash deposits in banks which from time to time exceed the amount of deposit insurance available. Management periodically assesses the financial condition of the institutions and believes that any potential credit loss is minimal.

Restricted Cash

     Unremitted insurance premiums are held in a fiduciary capacity and approximated $40.2 million and $42.3 million at June 30, 2006 and 2005, respectively. The period for which the Company holds such funds is dependent upon the date the agent or broker remits the payment of the premium to the Company and the date the Company is required to forward such payment to the insurer.

Receivables

     Trade accounts receivable are recorded at invoiced amounts and do not bear interest. A majority of the Company’s receivables are from banks, investment firms, insurance companies and retail insurance brokers which approximated $9.0 million, $67.2 million, $31.4 million, and $84.4 million, respectively, at June 30, 2006. Although the Company’s receivables are concentrated in the financial services industry, bad debt expense historically has not been significant.

     The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management considers historical losses, current receivable agings and existing economic conditions. Bad debt expense for 2006, 2005 and 2004 approximated $0.2 million, $1.4 million and $0.8 million, respectively. Write-offs for 2006, 2005 and 2004 approximated $0.4 million, $0.7 million and $1.7 million, respectively. At June 30, 2006 and 2005, the Company’s allowance for doubtful accounts was approximately $2.5 million and $2.9 million, respectively. The Company also maintains an allowance for probable revenue concessions and adjustments arising in the normal course of business with customers. At June 30, 2006 and 2005, the Company’s allowance for such adjustments was approximately $0.9 million and $0.8 million, respectively. Historically, the Company has not encountered significant concessions or adjustments.

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

     Commission revenue in the life insurance brokerage and commercial insurance services divisions is recorded net of an allowance for commission adjustments due to lapses, policy cancellations and revisions in coverage. At June 30, 2006 and 2005, the allowance for commission adjustments approximated $4.7 million and $5.2 million, respectively, and is netted against insurance premiums and commissions receivable on the accompanying consolidated balance sheet.

Concentration of Credit Risk

     Financial instruments that potentially expose the Company to concentrations of credit risk are limited to accounts receivable. No individual customer accounted for 10% or more of total revenues for 2006, 2005 and 2004. As of June 30, 2006 and 2005, no customer accounted for 10% or more of the total accounts receivable balance. The Company maintains allowances for probable credit risks and otherwise controls this risk through monitoring procedures.

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

     During 2006 and 2005, the Company entered into foreign currency forward contracts to manage risks associated with fluctuations in foreign currency exchange rates related to specifically-identified operating expenses. The contracts totaled $0.5 million and $4.2 million in notional value at June 30, 2006 and 2005, respectively. These contracts require the Company to purchase currencies at specified rates. At June 30, 2006, the Company was required to purchase $0.5 million by the end of July 2006. At June 30, 2005, the Company was required to purchase $2.7 million over a seven-month period.

Investments

     Management determines the classification of investments in equity securities at the time of purchase and when circumstances change, as appropriate. Marketable equity securities available for sale, included in other current assets, are carried at market value based upon quoted market prices. Unrealized gains or losses on available for sale securities are recorded in other comprehensive income as an adjustment to stockholders’ equity, net of related deferred income taxes. Realized gains or losses are computed based on specific identification of the securities sold. During 2006, proceeds from securities sold and the realized gains were not significant. Proceeds from securities sold during 2005 approximated $15.2 million, and realized gains of $9.9 million were recognized.

Property and Equipment

     Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets as follows:

	Estimated
	Useful Lives
	(years)
Buildings and leasehold improvements	3	–	40
Data processing equipment and systems	2	–	10
Furniture and fixtures	2	–	10
Leased equipment under capital leases	3	–	7

     Depreciation and amortization expense for the assets included within property and equipment for 2006, 2005 and 2004 was $13.4 million, $13.4 million and $13.5 million, respectively. Accumulated depreciation and amortization includes $5.4 million and $3.8 million of accumulated amortization for leased property under capital leases at June 30, 2006 and 2005, respectively.

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

     Additional information pertaining to goodwill and intangible assets is presented in Note 4.

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

     The Company capitalizes the costs of computer software developed or obtained for internal use in accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”). Capitalized computer software costs consist of purchased software licenses, implementation costs, consulting costs and payroll-related costs for certain projects that qualify for capitalization. The Company also capitalizes certain costs incurred to develop new software or enhance existing software which is marketed externally or utilized by the Company to process customer transactions in accordance with FAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.”

     Costs capitalized under SOP 98-1 are amortized over their estimated useful lives, generally five years, and ranging from three to six years. Costs capitalized under FAS 86 are amortized using the greater of (a) the amount determined by the ratio of the product’s current revenue to total expected future revenue or (b) the straight-line method over the estimated useful life of the product. During all periods presented, the straight-line method was used to amortize the capitalized costs as this method resulted in greater amortization. Software amortization, included in depreciation and amortization, for 2006, 2005 and 2004 approximated $9.5 million, $8.6 million and $8.1 million, respectively, resulting in a net decrease in capitalized software costs of $1.9 million and $1.1 million for 2006 and 2005, respectively, and a net increase of $3.7 million in 2004.

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

     Cash received by the Company in advance of the performance of services or the revenue being recognized is deferred. The Company defers recognition of up-front implementation and conversion fees that are not the culmination of a separate earnings process and recognizes them ratably over the estimated customer life, generally between four and eight years.

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

     Data processing revenues were primarily associated with the Company’s Information Services segment, which was disposed of in the third quarter of fiscal 2006 (see Note 3 – “Acquisitions and Dispositions”).

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

     In the Life Insurance Services division, insurance commissions earned from carriers are recorded net of amounts due to agents. Commission revenue from carriers and commissions payable to agents are generally recognized based on a percentage of the premium that the policyholder pays to the insurance carrier. First year commissions are calculated based on a contractual percentage of the first year’s premium. Renewal commissions relate to the period following the first year and are paid at a contractual rate if the policy remains in force. Bonus commissions are paid by the insurance carrier in situations in which certain volume, persistency or profitability targets are met.

     Software and related revenues: The Company recognizes revenues in accordance with the provisions of the American Institute of Certified Public Accountants (“AICPA”) Statement of Position 97-2, “Software Revenue Recognition,” as amended, as well as Technical Practice Aids issued from time to time by the AICPA. Revenue is recognized when a non-cancelable license agreement has been executed, fees are fixed or determinable, the software has been delivered and installed, accepted by the customer if acceptance is required by the contract and is other than perfunctory, and collection is considered probable. The Company sells software licenses in conjunction with hardware and professional services for installation and maintenance. The Company allocates the total arrangement fee among each deliverable using the fair value of each of the deliverables determined using vendor-specific objective evidence (“VSOE”). VSOE of fair value is determined using the price charged when that element is sold separately. In software arrangements in which the Company has fair value of all undelivered elements but not of a delivered element, the residual method is used to record revenue. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is allocated to the delivered element(s) and is recognized as revenue. In software arrangements in which the Company does not have VSOE of fair value of all undelivered elements, revenue is deferred until fair value is determined, or until all elements for which the Company does not have VSOE of fair value have been delivered. The Company’s software license agreements do not require significant modification or customization of the underlying software, and accordingly, installation and training services are not considered essential to functionality. However, the Company does not have VSOE for its installation services so all hardware and software revenues are deferred until installation is complete. Revenues from training and other services are recognized as services are performed.

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

     Software sales and related revenues were primarily associated with the Company’s Information Services segment, which was disposed of in the third quarter of fiscal 2006 (see Note 3 – “Acquisitions and Dispositions”).

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

     Amounts utilized in per share computations are as follows (in thousands):

	2006	2005	2004
Weighted average common shares outstanding	118,936	119,358	119,872
Assumed conversion of common shares issuable
under stock-based compensation plans	853	920	1,293
Weighted average common and common
equivalent shares outstanding	119,789	120,278	121,165

     Options to purchase 7.8 million, 8.6 million and 8.8 million shares of common stock were outstanding at June 30, 2006, 2005 and 2004, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of common shares.

Foreign Currency Translation

     The U.S. dollar is the functional currency for all company businesses except operations in England and Ireland. Foreign currency denominated assets and liabilities for these units are translated into U.S. dollars based on exchange rates prevailing at the end of each year, and revenues, expenses and cash flows are translated at average exchange rates during the year. Translation adjustments are included as a component of accumulated other comprehensive income in stockholders’ equity.

Stock-Based Compensation

     The Company adopted SFAS 123R, “Share-Based Payment” (“FAS 123R”) on July 1, 2005 under the modified prospective method; as such, prior periods do not include share-based compensation expense related to FAS 123R. The modified prospective method requires the application of FAS 123R to new awards and to awards modified, repurchased or cancelled after the effective date. Additionally, compensation cost for the portion of outstanding awards for which service has not been rendered (such as unvested options) that are outstanding as of the date of adoption are recognized as the remaining services are rendered. The Company recognizes the fair value of stock-based compensation awards in service and operating expense or selling, general and administrative expense based upon the department classification of each employee in the condensed consolidated statements of income on a straight-line basis over the vesting period.

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

     See Note 16 – “Stock-Based Compensation Plans” for further information related to stock-based compensation.

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

New Accounting Pronouncements

     In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting for Changes and Error Corrections – A Replacement of APB Opinion No. 20 and FASB Statement No. 3” (“FAS 154”). FAS 154 requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 (the Company’s fiscal 2007).

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

     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures” (“FAS 157”). FAS 157 defines fair value and establishes a framework for measuring fair value in accordance with generally accepted accounting principles. This Statement also applies to other accounting pronouncements that require or permit a fair value measure. As defined by this Statement, the fair value of an Asset or Liability would be based on an “exit price” basis rather than an “entry price” basis. Additionally, the fair value should be market-based and not an entity-based measurement. FAS 157 is effective for fiscal years beginning after November 15, 2007 (the Company’s Fiscal 2009). The implementation of FAS 157 is not expected to have a material impact on the Company’s consolidated financial statements.

     In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for the Company as of June 30, 2007. The Company has not completed its evaluation of the possible impact on its financial position, if any, related to implementation of SAB 108.

2.     Detail of Certain Financial Statement Accounts
        (in thousands)
	2006	2005
Other current assets:
Prepaids	$14,777	$14,097
Other	2,112	1,834
	$16,889	$15,931
Property and equipment, net:
Land	$737	$893
Buildings and leasehold improvements	26,781	24,112
Data processing equipment and systems	55,787	45,506
Furniture and fixtures	28,019	32,042
Leased equipment under capital leases	9,756	9,684
	121,080	112,237
Less accumulated depreciation
and amortization	(78,980)	(69,173)
	$42,100	$43,064
Other current liabilities:
Compensation	$44,191	$47,745
Deferred revenues	19,337	19,664
Accrued expenses and other	80,672	79,787
Litigation and regulatory settlements	115,361	20,940
	$259,561	$168,136

3.     Acquisitions and Dispositions

Acquisitions

     Assets acquired and liabilities assumed in business combinations were recorded on the Company’s Consolidated Balance Sheets based on their estimated fair values as of the respective acquisition dates. The results of operations of business acquired by the Company have been included in the Company’s Statements of Income as of their respective acquisition date through the end of the Company’s fiscal year. The excess of the purchase price over the estimated fair values of the assets acquired (both tangible and intangible) and liabilities assumed was allocated to goodwill.

     The Company acquired Total Benefit Communications, Inc. and AH Enterprises, Inc. in fiscal 2006 for cash consideration of approximately $1.9 million. These acquisitions resulted in approximately $1.3 million of goodwill. Intangible assets acquired, which totaled approximately $0.6 million, consist primarily of customer related intangibles that are being amortized over a weighted average life of 5 years. Proforma information has not been presented due to the lack of materiality. The total amount of goodwill assigned is expected to be deductible for tax purposes.

     The Company acquired RK Consulting in fiscal 2005 for cash consideration of approximately $83 million. This acquisition resulted in approximately $60.5 million of goodwill. Intangible assets acquired, which totaled approximately $21.0 million, consist primarily of customer related intangibles, non-compete agreements and capitalized software that are being amortized over a weighted average life of approximately 9.4 years. Proforma information has not been presented due to the lack of materiality. Of the total amount of goodwill assigned of $60.5 million, approximately $58.0 million is expected to be deductible for tax purposes.

Discontinued Operations

     On September 15, 2005, the Company entered into an agreement to sell its Information Services segment, which included the Banking Solutions and Document Solutions divisions, to Open Solutions Inc. (“OSI”) for $471.3 million in cash, subject to final working capital and other adjustments. The transaction closed on March 3, 2006, and the Company recognized an after-tax gain of $203.7 million. On April 21, 2005, the Company completed the sale of its Education Services business to Kaplan Professional, a division of Kaplan, Inc. (“Kaplan”). Kaplan acquired all of the outstanding shares of BISYS Education Services Inc., a subsidiary of The BISYS Group, Inc., for approximately $51 million in cash, payable at closing. The Company did not realize a material gain or loss as a result of this transaction.

     The assets and liabilities, results of operations and cash flows of the Information Services segment and the Education Services business have been accounted for as discontinued operations for all periods presented in the accompanying condensed consolidated financial statements.

     Financial information for discontinued operations is summarized below (in thousands):

	2006	2005	2004
Revenues	$146,689	$246,185	$259,776
Expenses	101,711	196,814	200,025
Gain on disposition	(355,313)	—	—
Impairment	—	87,699	—
Income (loss) before income taxes	400,291	(38,328)	59,751
Applicable income taxes	165,404	3,832	23,335
Income (loss) from discontinued
operations, net of tax	$234,887	$(42,160)	$36,416

     Major classes of assets and liabilities of the Information Services segment accounted for as discontinued operations in the accompanying condensed consolidated balance sheet at June 30, 2005 were as follows (in thousands):

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

     The total tax expense associated with the disposition of the Information Services segment was $151.6 million, consisting of $156.7 million associated with the gain on the sale offset by a $5.1 million reversal of deferred tax liability associated with the business segment. All of the taxes associated with the disposition have been paid: $143.7 million during the fourth quarter of fiscal 2006 and $13.0 million in July 2006.

4.     Goodwill and Intangible Assets

Goodwill

     The changes in the carrying amounts of goodwill by business segment for the years ended June 30, 2005 and 2006 are as follows (in thousands):

		Investment	Insurance
		Services	Services	Total
Balance, June 30, 2004		$302,020	$355,975	$657,995
2005	Acquisitions	60,545	—	60,545
2005	Dispositions	(502)	(119)	(621)
Adjustments to previous acquisitions		—	(450)	(450)
Balance, June 30, 2005		$362,063	$355,406	$717,469
2006	Acquisitions	1,320	—	1,320
2006	Dispositions	—	—	—
Adjustments to previous acquisitions		(525)	(1,454)	(1,979)
Balance, June 30, 2006		$362,858	$353,952	$716,810

     The adjustments to previous acquisitions primarily relate to differences in amounts recorded for deferred taxes as compared to amounts originally estimated at time of acquisition.

Intangible Assets

     At June 30, 2006 and 2005, intangible assets were comprised of the following (in thousands):

	Estimated	Gross
	Useful Lives	Carrying	Accumulated	Net Book
2006	(Years)	Amount	Amortization	Value
Capitalized software	3–6	$59,983	$(35,181)	$24,802
Customer related	5–15	185,580	(77,832)	107,748
Noncompete agreements	5–15	16,299	(11,014)	5,285
Other	5–15	3,695	(2,353)	1,342
		$265,557	$(126,380)	$139,177

2005
Capitalized software	3–6	$55,565	$(28,697)	$26,868
Customer related	5–15	185,028	(56,563)	128,465
Noncompete agreements	5–15	20,799	(12,296)	8,503
Other	5–15	5,195	(3,302)	1,893
		$266,587	$(100,858)	$165,729

     All of the Company’s intangible assets are subject to amortization. Amortization expense for intangible assets was approximately $34.5 million, $32.0 million and $28.7 million for 2006, 2005 and 2004, respectively. Estimated amortization expense for the succeeding five years is $32.9 million in 2007, $29.9 million in 2008, $25.4 million in 2009, $17.6 million in 2010, and $13.5 million in 2011.

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

5.     Borrowings

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

     In March 2001, the Company issued $300 million of convertible subordinated notes (the “Notes”) due March 15, 2006. The Notes bore interest at 4% and required semi- annual interest payments. The Notes were convertible at any time at the option of the holder into shares of the Company’s common stock at a conversion price of $33.39 per share, subject to adjustment under certain conditions. In March 2006, the Company used the net proceeds from the sale of the Information Services segment for the repayment of the Notes (see Note 3 – “Acquisitions and Dispositions”).

     Debt outstanding at June 30, 2006 and 2005 is as follows (in thousands):

	June 30, 2006		June 30, 2005
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Senior credit facility, term loan,
at a rate of 4.375%	$—	$—	$93,750	$93,750
Convertible subordinated 4% notes	—	—	300,000	299,000
Capital lease obligations	4,546	3,885	6,050	5,410
		$3,885	399,800	$398,160
Less amounts due within one year	1,656		395,443
Long-term debt	$2,890		$4,357

Establishment of New Credit Facility

     In January 2006, the Company entered into a Credit Agreement with a syndicate of lenders, providing for (i) an interim revolving credit facility in an aggregate amount of up to $100 million (the “Revolver”) and (ii) an interim term loan in an aggregate amount of up to $300 million (the “Term Loan”; together with the Revolver, the “Interim Facility”). The proceeds of the Revolver may be used for working capital and other corporate purposes. The Term Loan commitment was subsequently cancelled since the proceeds were no longer required to repay the $300 million of Notes. On August 31, 2006, the Company amended the Credit Agreement to, among other things, extend the Maturity Date of the Interim Facility from January 2, 2007 to June 30, 2007. On November 15, 2006, the Company entered into a second amendment to the Credit Agreement to, among other things, extend to January 15, 2007, the time to deliver this Form 10-K and the related compliance certificate without resulting in a default and to also extend the time to deliver its Form 10-Q for the first and second quarters of fiscal 2007. The amendment also allows the Company to seek an extension in the maturity date under the Interim Facility from June 30, 2007 to December 31, 2007 and includes an uncommitted accordion feature that allows the Company to request a term loan of up to $50 million. The Lender, or participating lenders if the Interim Facility is syndicated, has no obligation to make such term loan.

     The Interim Facility bears interest at (i) a base rate equal to the higher of the bank’s prime lending rate or the applicable federal funds rate plus 0.5%, or (ii) at an applicable margin above the Eurodollar rate. The amount of the applicable margin is 0.75%, and the annual commitment fee on the unborrowed funds available under the Revolver is 0.15%.

     The loans under the Interim Facility are guaranteed by certain of the Company’s significant subsidiaries. As of June 30, 2006, there were no balances outstanding under the Interim Facility. The Credit Agreement contains various representations, warranties and covenants generally consistent with the 2004 credit facility. Financial covenants require the Company to meet certain financial tests on an on-going basis, including minimum net worth, minimum fixed charge coverage ratio, and total leverage ratio, based upon its consolidated financial results. The facility also restricts the Company’s ability to pay cash dividends. In November 2006, the Company borrowed $20 million under the facility to fund the $66.5 million settlement payment (see Note 8 – “Litigation and Regulatory Investigations”).

6.     Income Taxes

     The significant components of the Company’s net deferred tax assets and liabilities as of June 30, 2006 and 2005 are as follows (in thousands):

	2006	2005
Deferred tax assets related to:
Accrued liabilities	$56,527	$21,367
Deferred income	4,124	28,334
Receivables	2,950	3,567
Tax carryforwards	6,434	14,255
Property and equipment	509	—
Other	760	1,319
Deferred tax assets	71,304	68,842
Less valuation allowance	(780)	(50)
Net deferred tax assets	70,524	68,792
Deferred tax liabilities related to:
Property and equipment	—	814
Intangible assets	11,102	41,376
Goodwill	38,697	32,459
Deferred tax liabilities	49,799	74,649
Net deferred tax asset (liability)	$20,725	$ (5,857)

     The Company periodically evaluates deferred tax assets and adjusts the related valuation allowance on deferred tax assets to an amount which is more likely than not to be realized through future taxable income. During 2006, it was determined that it was more likely than not that $0.8 million of the tax asset associated with the litigation and regulatory settlements would not be realized.

     At June 30, 2006, the Company had $6.5 million of federal net operating loss carryforwards expiring in years after 2016 and $45.1 million of state net operating loss carryforwards, of which $44.4 million expire in years after 2016.

     The components of income (loss) from continuing operations before income taxes are as follows (in thousands):

	2006	2005	2004
Domestic	$(18,412)	$56,863	$44,309
Foreign	18,031	16,074	9,890
Income (loss) from continuing operations before
income taxes	$(381)	$72,937	$54,199

     The components of the income tax provision for 2006, 2005 and 2004 are as follows (in thousands):

	2006	2005	2004
Deferred federal tax expense (benefit)	$(25,853)	$7,555	$30,479
Deferred state tax expense (benefit)	(4,941)	(57)	2,036
Deferred foreign tax expense	351	52	1,408
Deferred tax expense (benefit) subtotal	(30,443)	7,550	33,923
Current federal tax expense (benefit)	23,074	15,018	(10,388)
Current state tax expense (benefit)	9,129	1,412	(3,193)
Current foreign tax expense	584	690	142
Current tax expense (benefit) subtotal	32,787	17,120	(13,439)
Income tax provision	$2,344	$24,670	$20,484

     A reconciliation of the Company’s income tax provision and the amount computed by applying the statutory federal income tax rate to income before income taxes for 2006, 2005 and 2004 is as follows (in thousands):

	2006	2005	2004
Federal income tax at statutory rate	$(133)	$25,528	$18,970
Change in reserve for contingent tax liabilities	(857)	(1,865)	721
Liquidation of subsidiaries	—	—	(1,218)
Change in tax rates applied to temporary differences	373	—	1,300
SEC penalty (Note 8)	—	4,051	—
Repatriation under AJCA	1,936	—	—
State taxes	1,770	3,035	1,139
Foreign taxes	(5,376)	(4,884)	(1,909)
Valuation allowance	507	7	20
Intercompany profit from discontinued operations, eliminated
in consolidation	3,221	—	—
Share-based compensation	608	246	—
Other	295	(1,448)	1,461
Income tax provision	$2,344	$24,670	$20,484

     Deferred income taxes of approximately $1.3 million at June 30, 2006 have not been provided on the undistributed earnings of foreign subsidiaries as such earnings are expected to be reinvested in the foreseeable future.

     The company evaluated the provisions of the American Jobs Creation Act of 2004 (“AJCA”), which includes a temporary incentive for U.S. multinationals to repatriate foreign earnings at a substantially reduced effective tax rate. The Company completed its evaluation and repatriated $22.7 million in November 2005 and $11.0 million in June 2006 from certain of its foreign subsidiaries under the AJCA. The Company recorded tax charges of $1.3 million in November 2005 and $0.6 million in June 2006 for this repatriation.

     The $33.7 million repatriated under the AJCA was deemed to be distributed entirely from foreign earnings that had been previously treated as indefinitely reinvested. However, this distribution from previously indefinitely reinvested earnings does not change the Company’s position going forward that future earnings of its foreign subsidiaries will be indefinitely reinvested.

     On November 10, 2005 the FASB issued FASB Staff Position No. FAS 123R-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The Company has elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to FAS 123R. The alternative transition method includes simplified methods to establish the beginning balance of additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of FAS 123R.

     FAS 123R prohibits recognition of deferred tax assets for net operating losses generated by windfall tax benefits. The Company accounts for the utilization of tax benefits related to net operating loss carryforwards following the tax law ordering rules. These rules generally provide that current deductions are used to offset taxable income before considering net operating losses from prior years. Therefore, windfall tax benefits are recognized to the extent of current year taxable income.

7.     Restructuring and Impairment Charges

     During 2006, 2005 and 2004, the Company recorded pretax restructuring and impairment charges of $1.4 million, $2.4 million and $15.8 million, respectively, as follows (in thousands):

	2006	2005	2004
Restructuring charges	$1,351	$1,341	$10,247
Impairment charges	—	1,025	5,549
	$1,351	$2,366	$15,796

     The following summarizes activity with respect to the Company’s restructuring activities for 2006, 2005 and 2004 (in thousands):

	2006	2005	2004
Expense provision:
Employee severance	$—	$255	$8,025
Facility closure and other	1,351	1,086	2,222
Total	1,351	1,341	10,247
Cash payments and other:
2006	271	314	60
2005	—	576	2,684
2004	—	—	7,305
Total	271	890	10,049

Remaining accrual at June 30, 2006:
Employee severance	—	—	—
Facility closure and other	1,080	451	198
Total	$1,080	$451	$198

Fiscal 2006

     Restructuring charges of $1.4 million during 2006 were primarily related to the completion of the relocation of its corporate headquarters from New York to Roseland, New Jersey. The restructuring charges represent the excess of the future minimum lease commitments of the former New York headquarters over the expected sublease income, partially offset by a related deferred rent liability of approximately $0.3 million. At June 30, 2006, the remaining accrual of $1.1 million relates to lease costs for facility closures.

Fiscal 2005

     Restructuring charges of $1.3 million during 2005 were related to the completion of the restructuring of the European mutual fund services operations and were comprised of severance totaling $0.2 million and lease termination costs of $1.2 million, offset by reversals and currency translation gains of $0.1 million. At June 30, 2006, the remaining accrual of $0.5 million relates to lease costs for facility closures.

     The Company recorded asset impairment charges of $1.0 million during 2005 related to other than temporary declines in the value of membership in the New York and Boston Stock exchanges.

Fiscal 2004

     In 2004, the Company recorded pre-tax restructuring and impairment charges of $15.8 million. The charges consist of restructuring charges of $10.2 million that relate to the integration, consolidation, and reorganization of certain business operations, particularly in our European Fund Services division and the Insurance Services group, and impairment charges of $5.5 million. Restructuring charges of $10.2 million during 2004 were comprised of severance totaling $8.0 million and lease termination and other costs of $2.2 million. Severance charges resulted from the termination or planned termination of approximately 350 employees representing all levels of staffing. At June 30, 2006, the remaining accrual amounts to $0.2 million and relates to lease costs for facility closures. The objectives of the 2004 restructuring plan were to close down or consolidate certain European Fund Services processing platforms located in Luxembourg, London and Guernsey; reduce costs by downsizing certain product development, marketing and sales support services in various business units; and relocate a call center in the Retirement Services division.

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

8.     Litigation and Regulatory Investigations

Litigation

     Following the Company’s May 17, 2004 announcement regarding the restatement of its financial results, seven putative class action and two derivative lawsuits were filed against the Company and certain of its current and former officers in the United States District Court for the Southern District of New York. By order of the Court, all but one of the putative class actions were consolidated into a single action, and on October 25, 2004, plaintiffs filed a consolidated amended complaint generally alleging that during the class period the Company, certain of its officers, and its independent registered public accounting firm allegedly violated the federal securities laws in connection with the purported issuance of false and misleading information concerning the Company’s financial condition. On October 28, 2005, the Court dismissed certain claims under the Securities Exchange Act of 1934 as to six of the individual defendants, narrowed certain additional claims against the Company and the individual defendants and dismissed all claims as to the Company’s independent registered public accounting firm.

     The remaining putative class action purports to be brought on behalf of all persons who acquired BISYS securities from the Company as part of private equity transactions during the class period. The complaint generally asserts that the Company and certain of its officers allegedly violated the federal securities laws in connection with the purported issuance of false and misleading information concerning the Company’s financial condition, and seeks damages in an unspecified amount. The Court subsequently consolidated plaintiff’s complaint into the above complaint, but in August 2006, a magistrate judge issued a recommendation to the Court that it not certify the proposed class of non-publicly traded Company security holders. Plaintiff subsequently filed objections to the magistrate judge’s recommendation.

     On October 16, 2006, the Company announced that it had reached an agreement in principle to settle the consolidated class action lawsuit (including claims relating to the second restatement filed on April 26, 2006), as well as the remaining putative class lawsuit on an individual basis. The parties signed two definitive stipulations of settlement dated as of October 30, 2006. Under the proposed settlements, the Company paid an aggregate of $66.5 million in cash into escrow accounts on November 15 and 16, 2006. The consolidated class action settlement received preliminary Court approval on November 6, 2006 but remains subject to, among other things, final Court approval. Following such approval, the funds will be disbursed to certain purchasers of BISYS securities according to a Court-approved distribution plan. The Court has scheduled a final fairness hearing for the consolidated class action settlement for January 18, 2007. The settlements include no admission of wrongdoing by the Company or any of the individual defendants, and were funded through a combination of cash on hand and the Company’s existing credit facility. The Company is currently in discussions with its insurance carriers to determine the amount of available insurance proceeds remaining under its $25 million directors and officers liability policy.

     The derivative complaints filed in 2004 purported to be brought on behalf of the Company and generally asserted that certain officers and directors are liable for alleged breaches of fiduciary duties, abuse of control, gross mismanagement, waste, and unjust enrichment that purportedly occurred between October 23, 2000 and the present. The derivative complaints sought disgorgement, a constructive trust and damages in an unspecified amount. The Court ordered that the derivative actions be consolidated into a single action and on November 24, 2004, plaintiffs filed a consolidated amended complaint. On January 24, 2005, the Company and the individual defendants filed separate motions to dismiss the complaint. On October 31, 2005, the Court granted defendants’ motions, dismissing on the merits plaintiffs’ claim under Section 304 of the Sarbanes-Oxley Act of 2002 on the ground that the Act does not create a private right of action upon which plaintiffs may sue. Having so ruled, the Court also dismissed plaintiffs’ state law claims on the ground that it lacked subject matter jurisdiction over them. Plaintiffs appealed the rulings, but subsequently determined to dismiss with prejudice their appeal to the United States Court of Appeals for the Second Circuit and the Company agreed to such dismissal. Plaintiffs have since filed similar derivative complaints in New Jersey state court.

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

Regulatory Investigations

     The Company notified the SEC in May 2004 that it would restate certain prior period financial statements, and subsequently the SEC Staff advised the Company that the SEC was conducting an investigation into the facts and circumstances related to this restatement. On May 17, 2004, the Company announced that it would restate its financial results for the fiscal years ended June 30, 2003, 2002, and 2001 and for the quarters ended December 31 and September 30, 2003 (the “2004 restatement”) in order to record adjustments for correction of errors resulting from various accounting matters in the Life Insurance Services division. An amended Annual Report on Form 10-K for the fiscal year ended June 30, 2003 was filed with the SEC on August 10, 2004 along with amended Quarterly Reports on Form 10-Q for the quarters ended December 31 and September 30, 2003 to reflect the restated financial results. In July 2005, the Company determined that an additional restatement of previously issued financial statements was necessary and the SEC’s investigation was expanded to include the 2005 restatement. The Company has cooperated and intends to continue to cooperate with the SEC’s investigation, which has resulted in significant expenses. On November 3, 2006, the Company announced that it had reached an agreement in principle with the SEC Staff, which would, if approved by the SEC and the court in which the SEC’s complaint will be filed, settle the SEC’s investigation into the 2004 and 2005 restatements. Under the proposed settlement, which remains subject to final approval by the Commission, the Company will consent to refrain from future violations of the reporting, books and records and internal controls provisions of the federal securities laws and related SEC rules. The Company has agreed to pay $25.1 million in disgorgement and prejudgment interest.

     On September 26, 2006, the SEC approved the settlement offer of the Company with respect to the SEC’s investigation of certain of the Company’s past marketing and distribution arrangements in its mutual funds services business. The practices at issue related to the structure and accounting for arrangements pursuant to which BISYS Fund Services (BFS), a subsidiary of the Company, agreed with the advisers of certain U.S. mutual funds to use a portion of the administration fees paid to BFS by the mutual funds to pay for, among other things, expenses relating to the marketing and distribution of the fund shares, to make payments to certain advisers and to pay for certain other expenses. The Company identified 27 fund support arrangements to the SEC, all of which were entered into prior to December 2003 and have been terminated.

     The settlement resolved the issues with respect to all fund support arrangements disclosed by the Company to the Staff and provided for the simultaneous initiation and settlement of an administrative proceeding through the entry of an administrative order. The order set forth the SEC’s findings that BFS aided and abetted violations of Sections 206(1) and 206(2) of the Investment Advisers Act, Sections 12(b) and 34(b) of the Investment Company Act and SEC Rule 12(b)-1(d). These rules and regulations prohibit investment advisers from employing any device, scheme or artifice to defraud and from engaging in any course of business that would operate as a fraud, prohibit untrue statements or omissions of material facts in certain documents filed with the SEC, and regulate the circumstances under which open-end mutual funds may participate in the distribution of the securities that they issue. Without admitting or denying the SEC’s findings, BFS consented to cease and desist from aiding and abetting or causing any violations of the referenced provisions of the federal securities laws and related SEC rules. The order also required BFS to disgorge $9.7 million and pay prejudgment interest of $1.7 million and a penalty of $10 million, as well as BFS to agree to certain undertakings. As part of the settlement, for a period of up to 18 months following the order of settlement, BFS has retained an Independent Consultant to review BFS’ policies and procedures governing (i) the receipt of revenues and payment of expenses associated with its administrative, fund accounting and distribution services, and (ii) the accuracy of disclosures to fund boards of directors concerning agreements between BFS, the funds, advisors, banks and related entities with respect to those services. BFS has also retained an Independent Distribution Consultant to review and administer the plan of distribution of the funds paid by BFS as part of the settlement.

     The Company established an initial estimated liability of $20.9 million at June 30, 2005, representing expected amounts to be paid as part of this settlement, which was comprised of an estimated $9.7 million disgorgement recognized as a reduction to 2005 revenues, and an estimated fine of $10 million and prejudgment interest of $1.2 million recognized as an operating expense in 2005. During 2006, the liability was increased to $21.4 million to properly reflect interest associated with the settlement. The Company paid the entire settlement amount in October 2006.

     At June 30, 2006, the Company established estimated liabilities of $25.1 million and $66.5 million for the SEC settlement associated with the 2004 and 2005 restatements and the settlement of the class action suits, respectively. Both liabilities were recognized as an operating expense in 2006. The Company paid the entire class action settlement in November 2006.

     The Company expensed the following amounts related to estimated settlement costs and legal fees in connection with the aforementioned litigation and investigatory matters for 2006, 2005 and 2004 (in thousands):

	2006	2005	2004
Legal fees	$11,023	$21,028	$8,604
Class action suit settlements	66,500	—	—
Regulatory settlement – Fund Services ($20,940 net of revenue disgorgement portion of $9,699 in 2005, $463 accrued in
interest in 2006)	463	11,241	—
SEC settlement – financial restatements	25,100	—	—
Insurance recoveries	(11,853)	—	—
	$91,233	$32,269	$8,604

     In February 2006, the Company reached an agreement regarding coverage with its insurance carriers that resulted in an insurance recovery of $11.9 million for certain legal expenses incurred by the Company in connection with the aforementioned litigation and investigatory matters ($9 million of which related to expenses incurred through June 30, 2005). Amounts recoverable under the agreements have been recognized as a reduction to legal expenses in 2006. The Company is currently in discussions with its insurance carriers to determine the final amount of available insurance proceeds under the remaining amount of its $25 million directors and officers liability policy.

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

9.     Leases

     The Company leases office space under noncancellable operating leases with remaining terms of up to nineteen years. The Company also leases certain office and computer equipment and software under both capital leases and operating leases expiring through 2012. Rental expense associated with these operating leases for 2006, 2005 and 2004 totaled $29.8 million, $30.0 million and $29.5 million, respectively.

     The future minimum rental payments under capital leases and noncancellable operating leases for the years ending after June 30, 2006 are as follows (in thousands):

	Capital	Operating
Fiscal year	leases	leases
2007	$1,815	$30,704
2008	1,590	29,187
2009	1,080	25,984
2010	354	23,663
2011	7	22,300
Thereafter	—	85,742
Total	$4,846	$217,580

Less imputed interest costs	300
Present value of capital lease obligations	4,546
Less current portion	1,656
Long-term capital lease obligations	$2,890

10.   Other Commitments

     The Company’s broker-dealer subsidiaries are subject to the Uniform Net Capital Rule of the Securities and Exchange Commission. At June 30, 2006, the aggregate net capital of such subsidiaries was $13.3 million, exceeding the net capital requirement by $12.2 million.

     On September 12, 2006, in connection with our initiative to explore strategic alternatives, we entered into retention bonus agreements with certain key employees, including certain executive officers of the Company. Under these agreements, we offered two separate bonus opportunities of equal amounts to selected employees. The first bonus payment will be payable March 8, 2007, if the employee remains with the Company. The second bonus payment will be payable September 8, 2007, if the employee remains with the Company and there has been a “change in control” of the Company. If any employee voluntarily terminates employment or is terminated for “cause” before a payment is made, the employee would not receive that payment. Aggregate future payments in connection with these bonuses and other retention bonuses may range up to $13.0 million. We will recognize the first bonus as compensation expense ratably over the service period, which ends on March 8, 2007. The second bonus will be recognized ratably over the remaining applicable service period upon the consummation of a “change of control” of the Company as specified in the agreement.

     On September 30, 2003, the Company’s Banking Solutions division entered into a software license agreement with Open Solutions Inc. (“OSI”) and became an outsourcing reseller of OSI’s Total Client Server software as well as OSI’s complementary products and services to banks and thrifts using the Total Client Server product. The agreement had an initial term of five years, with an option to renew for another five years by mutual consent or at the Company’s option. At June 30, 2005, the Company had an outstanding purchase commitment through August 2008 to acquire an additional $44.7 million of software licenses related to Total Client Server core and ancillary products. The Company sold the Banking Solutions and Document Solutions divisions to OSI in March 2006 (see Note 3 – “Acquisitions and Dispositions”). As a result of the sale, the Company’s remaining payments to OSI under the terms of the agreement subsequent to June 30, 2005 amounted to $10.2 million for license fees and $2.6 million for maintenance on purchased licenses.

     It is not the Company’s business practice to enter into off-balance sheet arrangements. However, in the normal course of business, the Company does enter into contracts in which it makes representations and warranties that guarantee the performance of the Company’s products and services as well as other indemnifications entered into in the normal course of business. During 2006, 2005 and 2004, there were no material losses related to such guarantees and indemnifications.

11.   Business Segment Information

     The Company provides business outsourcing solutions to financial institutions and other financial organizations. The Company’s operations have been classified into two business segments: Investment Services and Insurance Services.

     The Company’s reportable segments are separately managed strategic business units that offer different products and services, and are based on the Company’s method of internal reporting. The businesses that comprise the Investment Services segment are Fund Services, Retirement Services and Alternative Investment Services. The Investment Services segment provides business process outsourcing services, including administration and distribution, to domestic and offshore mutual fund complexes, hedge funds and private equity funds, and retirement plan services to small to mid-size 401(k) plans. The Insurance Services segment, comprised of the Life Insurance Services and Commercial Insurance Services businesses, provides distribution solutions for commercial property and casualty, annuities, life, long-term care, and disability and special risk insurance products.

     Summarized financial information by business segment and for corporate operations for 2006, 2005 and 2004 is presented below (in thousands). Measures used to assess segment performance include revenues and operating earnings, exclusive of restructuring and impairment charges, and litigation and regulatory settlements. Segment operating earnings exclude restructuring and impairment charges and litigation and regulatory settlements for specific matters described in Note 8 since they are not allocated to the segments for internal evaluation purposes. While these items are identifiable to the business segments, they are not included in the measurement of segment operating earnings provided to the chief operating decision maker for purposes of assessing segment performance and decision making with respect to resource allocation. Legal expenses for other litigation matters arising in the normal course of business are included with operating earnings of the reportable segments and corporate.

	(in thousands)
	2006	2005	2004
Revenues:
Investment Services	$596,090	$619,479	$565,660
Insurance Services	246,762	241,497	208,779
Total	842,852	860,976	774,439
Less: Disgorgement portion of regulatory settlement
reflected as a reduction to revenue	—	(9,699)	—
Total consolidated revenues	$842,852	$851,277	$774,439
Operating earnings for reportable segments:
Investment Services	$71,607	$86,362	$70,990
Insurance Services	61,997	62,665	49,289
Total	$133,604	$149,027	$120,279
Assets:
Investment Services	$631,696	$661,951	$584,797
Insurance Services	601,036	587,750	607,968
Discontinued operations	—	166,849	318,541
Corporate	166,011	123,910	114,449
Total	$1,398,743	$1,540,460	$1,625,755
Depreciation and amortization expense:
Investment Services	$32,020	$27,330	$26,913
Insurance Services	15,236	17,222	14,292
Corporate	650	815	1,014
Total	$47,906	$45,367	$42,219
Capital expenditures:
Investment Services	$18,126	$14,206	$16,801
Insurance Services	2,397	6,007	4,169
Corporate	824	218	422
Total	$21,347	$20,431	$21,392

     The following is a reconciliation of operating earnings to the Company’s consolidated total (in thousands):

	2006	2005	2004
Total operating earnings for reportable segments	$133,604	$149,027	$120,279
Corporate	(36,136)	(28,386)	(24,603)
Less: Disgorgement portion of regulatory
settlement reflected as a reduction to
revenue in Investment Services	—	9,699	—
Restructuring and impairment charges:
Investment Services	129	2,361	9,275
Insurance Services	—	—	5,618
Corporate	1,222	5	903
Total restructuring and impairment charges	1,351	2,366	15,796
Litigation and regulatory settlements:
Investment Services	24,004	11,241	—
Insurance Services	54,709	(713)	4,000
Corporate	12,520	21,741	4,604
Total litigation and regulatory settlements	91,233	32,269	8,604
Total consolidated operating earnings	$4,884	$76,307	$71,276

Information concerning principal geographic areas is as follows (in thousands):
	2006	2005	2004
Revenues
United States	$742,536	$764,677	$692,726
International	100,316	86,600	81,713
Total	$842,852	$851,277	$774,439

Long-lived assets
United States	$781,712	$809,163	$752,988
International	116,375	117,099	116,605
Total	$898,087	$926,262	$869,593

12.   Related Party Transactions

     A former Director of the Company (whose term expired in June 2006) owns indirectly in excess of ten percent of the outstanding equity interests in Matrix Settlement & Clearing Services LLC (“Matrix”). Matrix provides settlement and clearing services for trades made by participants in certain retirement plans for which BISYS Retirement Services is the record keeper. In 2006, 2005 and 2004, the Company incurred expenses of approximately $6.1 million, $5.4 million and $4.7 million, respectively, for such services. These amounts represent in excess of five percent of Matrix’s consolidated gross revenues for each of its last three fiscal years.

     A Director of the Company is an officer and director of Bear Stearns & Co. Inc. (“Bear Stearns”), a financial services firm that is the Company’s primary investment banking advisor. The Company has engaged Bear Stearns to provide financial advisory services in 2006 and 2005 and may continue to do so in the future. Fees for financial advisory services provided by Bear Stearns in 2006 and 2005 approximated $4.9 million and $1.0 million, respectively. Fees for services in 2004 were insignificant. In August 2006, the Company engaged Bear Stearns to advise it in connection with its exploration of strategic alternatives. Additionally, our Private Equity Services division provides private equity administration services for Bear Stearns. Total fees recognized for these services in 2006, 2005 and 2004 approximated $1.3 million, $1.2 million and $1.2 million, respectively.

     The Company’s RK Alternative Investment Services business provides monthly accounting and administrative services, as well as seasonal services such as tax, financial statement preparation and audit assistance to the Wellington Management Company, LLC (Wellington). Wellington is a top institutional holder of the BISYS Group, Inc. and currently reports ownership of more than 5% of the shares of Common Stock issued and outstanding. Total fees recognized for these services in 2006 and 2005 approximated $2.9 million and $1.4 million, respectively. Since the business was acquired in fiscal 2005, there were no reportable transactions in fiscal 2004.

13.   Supplemental Cash Flow Information

     In 2005 and 2004, the Company recorded a reduction to taxes currently payable related to tax benefits associated with stock-based compensation of approximately $1.1 million and $1.7 million, respectively, with a corresponding increase to additional paid-in capital.

     Net cash paid for acquisition of businesses was comprised of the following for 2006, 2005 and 2004 (in thousands):

	2006	2005	2004
Fair value of assets acquired, net of cash	$2,209	$83,987	$147,830
Less: issuance of common stock and stock options
pursuant to acquisitions	—	—	(38,823)
Liabilities assumed	(163)	(506)	(51,490)
Net cash paid	$2,046	$83,481	$ 57,517

14.   Retirement Savings Plans

     The Company and certain of its subsidiaries maintain defined contribution plans that cover substantially all employees. These plans generally provide for tax-deferred amounts for each participant and matching Company contributions, subject to certain limitations. The aggregate amounts charged to expense for contributions to these plans were $5.5 million, $4.8 million and $5.1 million for 2006, 2005 and 2004, respectively.

15.   Deferred Compensation

     The Company has a deferred compensation plan (the “Plan”) whereby certain compensation earned by a participant can be deferred and placed in an employee benefit trust, also known as a “rabbi trust.” Under the Plan, the participant may choose from several investment designations, including shares of common stock of the Company. During the first quarter of fiscal 2003, the Company amended the Plan to make all participant deferrals that are designated in common stock of the Company irrevocable and to require that all future distributions of such designations be settled in shares of Company common stock. Accordingly, the Company has applied the provisions of Emerging Issues Task Force (“EITF”) 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust and Invested.” The EITF requires that employer stock held by the rabbi trust be classified as equity similar to the manner of accounting for treasury stock. Additionally, the EITF requires that the portion of the deferred compensation obligation that is required to be settled by the delivery of shares of employer stock be classified in equity. At June 30, 2006, there are 434,505 shares, valued at $6.8 million, held by the employee benefit trust and presented in the accompanying consolidated balance sheet as a contra-equity account. Additionally, $6.8 million has been classified as equity in the accompanying consolidated balance sheet and represents the deferred compensation obligation under the Plan that is designated in shares of Company common stock. Under the EITF, changes in the fair value of both the employer stock held in the rabbi trust and the deferred compensation obligation, representing amounts designated in shares of Company common stock, are not recognized.

16.   Stock-Based Compensation Plans

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

     In December 2004, the FASB issued SFAS 123R, “Share-Based Payment” (“FAS 123R”) that requires companies to expense the value of employee stock purchase plans, stock option grants and similar awards at the beginning of their next fiscal year that begins after June 15, 2005 and requires the use of either the modified prospective or the modified retrospective application method. The Company adopted FAS 123R on July 1, 2005 under the modified prospective method; as such, prior periods do not include share-based compensation expense related to FAS 123R. The modified prospective method requires the application of FAS 123R to new awards and to awards modified, repurchased or cancelled after the effective date. Additionally, compensation cost for the portion of outstanding awards for which service has not been rendered (such as unvested options) that are outstanding as of the date of adoption are recognized as the remaining services are rendered. The Company recognizes the fair value of stock-based compensation awards in service and operating expense or selling, general and administrative expense based upon the department classification of each employee in the consolidated statements of income.

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

     During the year ended June 30, 2006, the Company recognized $7.4 million of stock-based compensation expense (net of $0.3 million of stock-based compensation expense related to discontinued operations) and $2.1 million in related tax benefits. As of June 30, 2006, the total remaining unrecognized compensation cost related to non-vested stock options and restricted stock awards, net of forfeitures, was approximately $22.1 million and is expected to be recognized over an estimated weighted amortization period of 3.54 years.

     The adoption of FAS 123R reduced the Company’s results of operations due to the recognition of share-based compensation expense for stock option and employee stock purchase plan awards as follows (in thousands):

Year Ended
June 30, 2006
Income from continuing operations before income taxes	$(2,467)
Net income	(2,198)
Basic earnings per share:
Continuing operations	$(0.02)
Net income	(0.02)
Diluted earnings per share:
Continuing operations	$(0.02)
Net income	(0.02)

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

     For the purpose of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period of five years for employees. The following table presents the effect on net income and earnings per share had the Company recognized compensation expense consistent with the fair value provisions of SFAS 123, “Accounting for Stock-Based Compensation,” prior to the adoption of FAS 123R (in thousands, except per share data):

	2005	2004
Net income, as reported	$6,107	$70,131
Add: Stock-based employee compensation expense included
in reported net income, net of related tax effects	2,342	1,313
Deduct: Total stock-based employee compensation expense
determined under fair value based method for all awards, net of
related tax effects	(22,150)	(15,516)
Pro forma net income (loss)	$(13,701)	$55,928
Earnings (loss) per share:
Basic, as reported	$0.05	$0.59
Basic, pro forma	$(0.11)	$0.47
Diluted, as reported	$0.05	$0.58
Diluted, pro forma	$(0.12)	$0.47

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

     The accelerated options represented approximately 22% of the Company’s outstanding stock options as of June 20, 2005. The primary purpose of the acceleration was to enable the Company to avoid recognizing compensation expense associated with these options in future periods in its consolidated statements of income, following the Company’s adoption of FAS 123R in July 2005. It is estimated that the maximum future pre-tax compensation expense that will be avoided as a result of the acceleration of vesting of these options is approximately $21 million (including $11 million in 2006 and $6.5 million in 2007).

     The fair values of stock options granted during the year ended June 30, 2006, 2005 and 2004 were estimated on the date of grant using the Black-Scholes pricing model with the following assumptions:

	2006	2005	2004
Expected life (in years)	4.1	5.3	5.0
Risk-free interest rate range	4.1-4.8%	3.4-4.0%	2.7-4.0%
Expected volatility	39.6%	40.0-45.0%	40.0%
Expected dividend yield	0.0%	0.0%	0.0
Weighted average fair value per option at
date of grant	$6.36	$6.18	$6.52

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

     The following is a summary of stock option activity for 2006 (options in thousands):

	2006
		Weighted
		Average
		Exercise
	Options	Price
Outstanding at beginning of year	12,651	$19.27
Options granted	437	14.83
Options exercised	(722)	10.87
Options cancelled	(2,104)	20.39
Outstanding at end of year	10,262	$19.45
Exercisable at end of year	9,086	$20.13

     The weighted average remaining contractual term on the outstanding and exercisable stock options at June 30, 2006 is 4.37 and 3.87 years, respectively. The aggregate intrinsic value on the outstanding and exercisable stock options at June 30, 2006 is approximately $4,652 and $4,095, respectively.

     A summary of unvested stock option activity for the year ended June 30, 2006 is as follows (options in thousands):

		Weighted
	Number of	Average
	Shares	Fair Value
Unvested at June 30, 2005	1,486	$5.92
Granted	437	6.36
Vested	(373)	5.88
Forfeited or expired	(374)	5.97
Unvested at June 30, 2006	1,176	$6.08

     The following summarizes information about the Company’s stock options outstanding at June 30, 2006 (options in thousands):

			Weighted		Weighted
		Weighted	Average		Average
		Average	Remaining		Exercise
	Options	Exercise	Life		Price of
	Outstanding	Price	(in years)	Exercisable	Exercisable
$ 0.01-$10.00	348	$8.71	1.0	348	$8.71
$10.01-$20.00	6,376	15.27	5.0	5,204	15.54
$20.01-$30.00	3,072	27.18	3.3	3,069	27.18
$30.01-$40.00	466	33.64	4.2	465	33.64

     The table below presents information related to stock option activity for the years ended June 30, 2006, 2005 and 2004 (in thousands):

	Year Ended June 30,
	2006	2005	2004
Total intrinsic value of stock options exercised	$2,383	$2,910	$4,765
Total fair value of stock options vested	2,196	3,087	2,224
Cash received from stock option exercises	7,727	7,022	7,842

     Awards for 681,000, 398,500 and 486,364 restricted shares were granted, net of forfeitures, during 2006, 2005 and 2004, respectively, at fair values ranging from $12.61 to $15.57 per share. Compensation expense related to the issuance of restricted shares approximated $5.2 million, $3.7 million and $2.0 million in 2006, 2005 and 2004, respectively.

     A summary of restricted stock activity for the year ended June 30, 2006 is as follows:

			Weighted
			Average	Aggregate
		Weighted	Remaining	Intrinsic
	Number of Shares	average	Vesting Term	Value
	(in thousands)	Fair Value	(years)	(in thousands)
Unvested at June 30, 2005	691	$14.94	2.75	$10,319
Granted	844	14.91	3.19	12,594
Vested	(227)	15.41	—	(3,499)
Forfeited	(163)	14.91	3.09	(2,426)
Unvested at June 30, 2006	1,145	$14.83	3.57	$16,988

     At June 30, 2006, options to purchase 8.2 million shares were available for grant under the Company’s stock option and restricted stock plans. At June 30, 2006, there were 0.8 million shares available for grant under the employee stock purchase plan.

     The Company has a policy of utilizing shares held in treasury to satisfy stock option exercises and does not expect to repurchase any additional shares in the open market until it completes its evaluation of strategic alternatives.

17.   Notes Receivable from Stockholders

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

18.   Shareholder Rights Plan

     The Company has adopted a Shareholder Rights Plan and declared a dividend distribution at the rate of one Right for each share of common stock held of record as of the close of business on May 16, 1997 and for each share of common stock issued thereafter up to the distribution date (defined below).

     Each Right entitles holders of common stock to buy shares of common stock of the Company at an exercise price of $175. The Rights would be exercisable and would detach from the common stock (the “Distribution Date”) only if a person or group (i) were to acquire 15 percent or more of the outstanding shares of common stock of the Company; (ii) were to announce a tender or exchange offer that, if consummated, would result in a person or group beneficially owning 15 percent or more of the outstanding shares of common stock of the Company; or (iii) were declared by the Board to be an Adverse Person (as defined in the Plan) if such person or group beneficially owns 10 percent or more of the outstanding shares of common stock in the Company. In the event of any occurrence triggering the Distribution Date, each Right would entitle the holder (other than such an acquiring person or group) to purchase the outstanding shares of common stock of the Company (or, in certain circumstances, common stock of the acquiring person) with a value of twice the exercise price of the Rights upon payment of the exercise price. The Company will be entitled to redeem the Rights at $.000625 per Right at any time. The Rights will expire at the close of business on May 16, 2012.

19.   Share Repurchase Programs

     Repurchases of the Company’s common stock have occurred from time to time in the open market to offset the possible dilutive effect of shares issued under employee benefit plans, for possible use in future acquisitions, and for general and other corporate purposes. The following table presents stock repurchase activity during the last three fiscal years under programs authorized by the Board of Directors, disclosing total shares repurchased under each program and the associated cost. Upon authorization of each new stock repurchase program, the former program is superseded and replaced. The current repurchase program has no set expiration date. In addition to shares purchased in the open market under the buy-back program, the Company also purchases shares of common stock held by employees who wish to tender owned shares to satisfy tax withholding on restricted stock vesting and Rabbi Trust distributions. In March 2005, the Company suspended its open market stock repurchase program and does not currently expect to engage in further stock repurchase activity under the program until The Company completes its evaluation of strategic alternatives. All of the shares purchased in the fiscal 2006 were surrendered to the Company by employees in order to satisfy tax withholding obligations.

	(in thousands)
	2006		2005		2004
	Shares	Cost	Shares	Cost	Shares	Cost
Share Repurchase Programs:
$100 million, authorized August 2002	—	$—	—	$—	3,158	46,153
$100 million, authorized November 2003	76	1,140	3,149	45,755	869	13,565
Total Stock Repurchases	76	$1,140	3,149	$45,755	4,027	$59,718

20.   Consolidated Quarterly Results
        (unaudited, in thousands, except per share data)

	Fiscal 2006
	September 30	December 31	March 31		June 30
Revenues	$205,674	$207,275	$211,725		$218,178
Operating earnings (loss)	18,680	23,243	30,239		(67,278	)(1)
Income (loss) from continuing operations
before income taxes	14,362	20,216	29,091		(64,050)
Income (loss) from continuing operations	9,618	11,425	20,038		(43,806)
Income (loss) from discontinued operations,
net of tax	3,812	10,832	216,159	(2)	4,084
Net income (loss)	$13,430	$22,257	$236,197		(39,722)
Basic earnings (loss) per share
Continuing operations	$0.08	$0.10	$0.17		$(0.37)
Discontinued operations	0.03	0.09	1.81		0.03
Total basic earnings (loss) per share	$0.11	$0.19	$1.98		$(0.33)
Diluted earnings (loss) per share
Continuing operations	$0.08	$0.10	$0.17		$(0.37)
Discontinued operations	0.03	0.09	1.81		0.03
Total diluted earnings (loss) per share	$0.11	$0.19	$1.97		$(0.33)

	Fiscal 2005
	September 30	December 31	March 31		June 30
Revenues	$207,400	$215,474	$212,379		$216,024
Operating earnings	25,815	24,975	5,120		20,397
Income from continuing operations before
income taxes	25,855	26,990	925		19,167
Income (loss) from continuing operations	16,465	17,888	(2,549)		16,463
Income (loss) from discontinued operations,
net of tax	6,554	7,220	(63,842	)(3)	7,908
Net income (loss)	$23,019	$25,108	$(66,391)		$24,371
Basic earnings (loss) per share
Continuing operations	$0.14	$0.15	$(0.02)		$0.13
Discontinued operations	0.05	0.06	(0.53)		0.07
Total basic earnings (loss) per share	$0.19	$0.21	$(0.56)		$0.21
Diluted earnings (loss) per share
Continuing operations	$0.14	$0.15	$(0.02)		$0.13
Discontinued operations	0.05	0.06	(0.53)		0.07
Total diluted earnings (loss) per share	$0.19	$0.21	$(0.56)		$0.21
____________________

(1)	In the fourth quarter of fiscal year 2006, the Company recorded approximately $91.6 million in estimated settlement costs in connection with litigation and investigatory matters. See Part II, Item 8 – “Financial Statements and Supplemental Data,” Note 8 – “Litigation and Regulatory Investigations.”

(2)	In the third quarter of fiscal year 2006, the Company recognized an after-tax gain of $203.7 million on the sale of its Information Services Segment, which included the Banking Solutions and Document Solutions divisions, to Open Solutions Inc. See Part II, Item 8 – “Financial Statements and Supplemental Data,” Note 3 – “Acquisitions and Dispositions.”

(3)	In the third quarter of fiscal year 2005, the Company recognized a goodwill impairment charge of $86.5 million in connection with the adoption of a formal plan of disposition of the Education Services business by the Board of Directors in March 2005.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Not applicable.

ITEM 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

     We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports we file or submit pursuant to the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”), and that such information is accumulated and communicated to our management, including our Interim President and Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes disclosure controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily is required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures.

     We carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our CEO and CFO concluded our disclosure controls and procedures were not effective as of June 30, 2006, at the reasonable assurance level, because of the material weaknesses described below. Our conclusion was also impacted by the fact we were unable to file this Annual Report on Form 10-K and the Quarterly Reports on Form 10-Q for the interim periods ended September 30, 2005, December 31, 2005 and March 31, 2006 within the filing periods specified in the SEC’s rules in large part due to the effort required to complete the Audit Committee investigation and restatement of our previously filed financial statements as discussed in our 2005 Annual Report on Form 10-K filed on April 26, 2006.

     In light of the material weaknesses described below, we performed additional analyses and other procedures to ensure that our consolidated financial statements included in this Annual Report on Form 10-K were prepared in accordance with Generally Accepted Accounting Principles. These measures included, among other things, accounting reviews by corporate finance, certain manual procedures, including the centralized review of key contracts and transactions; and the utilization of outside professionals to supplement our staff in assisting us in meeting the objectives otherwise fulfilled by an effective control environment. As a result, we believe our consolidated financial statements presented in this Annual Report on Form 10-K fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for all periods presented herein.

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

     Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an assessment of the effectiveness of our internal control over financial reporting as of June 30, 2006. In making this assessment, our management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in our assessment as of June 30, 2006:

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

A control environment sets the tone of an organization, influences the control consciousness of its people, and is the foundation of all other components of internal control over financial reporting. This control environment material weakness contributed to the restatement of our consolidated financial statements for the years ended June 30, 2004 and 2003, each of the quarters of fiscal 2004, each of the first two quarters of fiscal 2005 and adjustments to third and fourth quarters of fiscal 2005. Additionally, this control environment material weakness could result in misstatements of any of our financial statement accounts and disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

This control environment material weakness contributed to the material weaknesses described in 2 through 4 below.

2.	Controls over revenue recognition: We did not maintain effective controls over revenue recognition. Specifically, effective controls, including effective reconciliations and the evidence of contractual agreements, were not in place to ensure the completeness, accuracy and validity of revenue recognition for certain customer relationships in our Alternative Investment Services businesses. This control deficiency could result in a misstatement of revenue and deferred revenue that would result in a material misstatement to our annual or interim consolidated financial statements that would not be prevented or detected.

3.	Controls over insurance commissions payable: We did not maintain effective controls over the completeness and accuracy of our accounting for commissions payable in the Life Insurance Services division. Specifically, effective controls, including effective reconciliations, were not designed and in place to appropriately record sales commissions payable to our retail agents. This control deficiency resulted in the restatement of our consolidated financial statements for the years ended June 30, 2004 and 2003, each of the quarters of fiscal 2004 and each of the first two quarters of fiscal 2005, and adjustments to the third and fourth quarters of fiscal 2005 to correct accrued commissions payable. This control deficiency also contributed to an audit adjustment to our consolidated financial statements in the fourth quarter of 2006 to correct accrued commissions payable. Additionally, this control deficiency could result in a misstatement of the aforementioned accounts that would result in a material misstatement to our annual or interim consolidated financial statements that would not be prevented or detected.

4.	Controls over segregation of duties at certain international locations: We did not maintain effective controls over segregation of duties. Specifically, certain financial accounting personnel had unrestricted and unmonitored access to critical financial applications and data at certain international locations in our Hedge Fund Services business. This access could lead to the creation, approval or processing of financial transactions, changes to financial data or changes to application controls and processing, without appropriate review and authorization. This control deficiency could result in a misstatement of substantially all accounts and disclosures that would result in a material misstatement to our annual or interim consolidated financial statements that would not be prevented or detected.

     Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2006, based on the criteria set forth in Internal Control – Integrated Framework issued by the COSO.

     Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

     We have taken the following steps to strengthen our internal control over financial reporting.

1.	Controls over accounting for business combinations and divestitures. The following actions were implemented in an effort to remediate the control deficiencies that contributed to the material weakness related to our accounting over business combinations and divestitures:

  Implemented procedures to ensure that the determination of the cost of acquired entities and the allocation of that cost to the assets acquired and liabilities assumed are reviewed by qualified, senior level personnel within the finance organization.

  Implemented procedures to ensure that intangible asset valuations and related amortization are reviewed by qualified, senior level personnel within the finance organization.

  Implemented procedures to ensure that accruals and estimates related to accounting for acquisitions and divestitures are reviewed by senior level personnel within the finance organization.

  Implemented procedures to ensure that the presentation and disclosure of acquired and disposed entities is in accordance with generally accepted accounting principles.

     As a result management has concluded that this material weakness has been remediated.

2.	Controls over vendor rebates and legal and contractual settlements. The following actions were implemented in an effort to remediate the control deficiencies that contributed to the material weakness related to our controls over vendor rebates and legal and contractual settlements:

  Improved procedures for identification, verification and documentation of non-standard transactions and contracts, including a comprehensive review of significant business transactions by appropriate level personnel within the finance organization.

  Developed procedures to ensure that the documentation and accounting treatment related to vendor rebates and legal and contractual settlements are reviewed by qualified, senior level personnel within the corporate finance department.

  Enhanced procedures to review balance sheet account reconciliations by qualified, senior level personnel within the finance organization, including increasing the frequency and depth of such reviews and implement a risk based approach focusing on complex accounts and accounts having a significant financial impact.

     As a result management has concluded that this material weakness has been remediated.

3.	Controls over leases. The following actions were implemented in an effort to remediate the control deficiencies that contributed to the material weakness related to our controls over leases:

  Implemented procedures to identify all new equipment and real estate lease agreements and ensure all related supporting documentation and financial accounting analyses are forwarded to the appropriate finance personnel within the corporate finance department.

  Developed procedures to ensure all lease documentation and related financial accounting analyses are reviewed by qualified, senior level personnel within the corporate finance department to determine proper lease accounting, with particular emphasis on the proper treatment of escalating lease payments, lease incentives and classification of equipment leases.

     As a result management has concluded that this material weakness has been remediated.

     We have taken, or plan to take, the following steps to strengthen our internal control over financial reporting:

1.	Control environment. We have taken, and are developing further plans to take, significant actions to improve our control environment and eliminate the material weakness. The Company hired a new CFO in August 2005 to oversee the transition of financial responsibilities, address staffing matters and implement improved controls and procedures. Our CEO and CFO, together with other senior executives, are committed to maintaining a strong control environment, high ethical standards and financial reporting integrity. Several of these steps have been taken as of the date of this filing but have not been in place for a sufficient period of time for management to conclude that the material weakness has been remediated:

  Evaluated key financial positions and added senior management personnel focused on financial accounting, financial reporting and financial controls, resulting in the replacement of eight out of the ten most senior finance positions in the Company including CFO, Controller, Vice President of Internal Audit, and Assistant Controller. We continue to evaluate and take appropriate actions with respect to certain employees in management, internal audit and financial reporting functions, which may include further training, supervision and/or reassignment.

  Created a direct reporting line from the business unit accountants to the Corporate Controller in an effort to ensure the independence of accounting decisions.

  Created new controller positions for each of our businesses.

  Continue to develop and revise our written accounting policies and procedures to establish a comprehensive up-to-date accounting manual, including revenue and expense recognition guidelines and processes.

  Establish enhanced quarterly accounting reviews and formal training programs for financial staff in an effort to ensure all relevant personnel are familiar with our accounting policies, control processes and have the necessary competency, training and supervision for their assigned level of responsibility and the nature and complexity of our business.

  Required all finance staff to complete ethics training.

  Engaged third party education material vendor to provide course material for continuing education for all finance personnel.

  Continue to enhance our “tone at the top” and “whistleblower” procedures, including the engagement of a third party vendor to provide an independent whistleblower hotline service, to increase the likelihood that concerns related to financial reporting or the control environment will be timely reported and properly evaluated.

  Maintain and enhance a quarterly and annual sub-certification process requiring written confirmations from business and finance managers as to the operating effectiveness of our disclosure controls and procedures and internal control over financial reporting.

     Notwithstanding such effort, the material weakness described above has not yet been remediated.

2.	Controls over revenue recognition. The following are the actions we have taken or plan on taking, to improve our controls over revenue recognition and eliminate the material weakness:

  Implemented procedures to ensure new customer contracts are identified and evaluated by the appropriate level of personnel within each operating division to ensure proper recording of revenue and deferred revenue, with particular attention given to contracts with up front payments terms, including conversion fees.

  Developed procedures to ensure the accounting for significant and unusual contracts are reviewed by qualified, senior level personnel within the corporate finance department.

  Continue to enhance contractual documentation requirements for all new and existing business relationships to ensure proper accounting treatment and disclosure.

  Implement procedures to enhance month-end closing procedures to ensure that timely, effective and consistent reconciliations are performed and reviewed by qualified personnel within the finance organization, with particular emphasis on revenue recorded for services yet to be billed.

  Continue to add and retain technical accounting personnel and enhance supervision with regard to, among other things, timely account analysis and review and approval of significant revenue transactions.

  Continue to develop processing systems to provide more automation, accuracy and control in invoicing and recording revenue transactions.

     Notwithstanding such effort, the material weakness described above has not yet been remediated.

3.	Controls over insurance commissions payable. The following are the actions we are taking, or plan on taking, to improve our controls over insurance commission payables and eliminate the material weakness:

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

     Notwithstanding such effort, the material weakness described above has not yet been remediated.

4.	Controls over segregation of duties at certain international locations. The following are the actions we are taking, or plan on taking, to improve our controls over certain international locations in our Hedge Fund Services business and eliminate the material weakness:

  Continue to add technical accounting personnel and enhance supervision with regard to, among other things, timely review and approval of all related accounting considerations and schedules.

  Perform a comprehensive review of financial accounting processes and internal controls to facilitate the development of more effective internal controls over financial reporting, with particular emphasis on segregation of duties.

  Enhance our analytical and review procedures with respect to our international locations, including but not limited to the utilization of outside professionals to supplement our staff.

     Notwithstanding such effort, the material weakness described above has not yet been remediated.

     Other than the remediation steps described above relating to controls over (1) business combinations and divestitures, (2) vendor rebates and legal and contractual settlements, and (3) leases, there were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2006 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	Other Information.

     None.

PART III

ITEM 10.	Directors and Executive Officers of the Registrant.

     The following sets forth certain information concerning our directors and executive officers as of November 30, 2006.

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

     Robert J. Casale, 67, has served as a Director of the Company since 1997 and Chairman of the Board since August 2004. He was elected as Interim President and Chief Executive Officer of the Company in September 2006. Mr. Casale is the former Group President, Brokerage Information Services, of Automatic Data Processing Inc. (ADP), a position in which he served from 1988 to 1998. His experience also includes serving as Managing Director, Mergers & Acquisitions/Corporate Finance of the High Technology Group of Kidder, Peabody & Co. and more than 10 years in various executive positions with AT&T, including President-elect of AT&T’s Special Markets Group, responsible for major joint ventures and partnerships. He is a member of the Board of Directors of EasyLink Services, a public company provider of services to facilitate the electronic exchange of certain information and Northeast Securities, a privately held NYSE member firm.

     Thomas A. Cooper, 70, has served as a Director of the Company since 1997. Mr. Cooper was Chairman of TAC Associates, a financial advisory and investment firm, since 1996, and Chairman of Flatiron Credit Company, a finance company, from 1997 until 2004. He previously served since its formation and until 1996 as Chairman of TAC Bancshares, Inc., a holding company formed in 1991 to acquire and operate financial service institutions. He is a member of the Board of Directors of Renaissance Reinsurance, a publicly-held reinsurance company.

     Richard J. Haviland, 60, has served as a Director of the Company since September 2004. He served for 20 years in various executive and financial positions at ADP, most recently as its Chief Financial Officer and a member of its Executive Committee, retiring from the company in 2001. His experience prior to ADP includes 11 years in the auditing and assurance practice of Touche Ross & Co., a predecessor firm of Deloitte & Touche, a public accounting firm.

     John J. Lyons, 67, has served as a Director of the Company since November 2006 and previously served as a Director from 1992 until 2003. Mr. Lyons is the President and Co-Chief Executive Officer of Keefe Managers, LLC, a New York City-based asset management firm and registered investment company (successor company to Keefe Managers, Inc., where he served as President and Chief Operating Officer), and also serves as Managing Principal of Keefe Ventures, LLC, an affiliated venture capital arm of Keefe Managers LLC. Prior to joining Keefe Managers in 1999, Mr. Lyons had over thirty years of experience in the banking industry, most recently having served as President and CEO at four different banking organizations in Florida, New Jersey and Pennsylvania. He is a member of the Board of Directors of Donegal Group, Inc., a publicly held insurance company and other privately owned companies.

     Hank Uberoi, 45, has served as a Director of the Company since November 2006. Mr. Uberoi is an investor in private and public companies globally. From 2002 to 2004, Mr. Uberoi served as Chief Operating Officer and managed a large equities investment business unit at Citadel Investment Group, where he also served on the Management Committee. Prior to joining Citadel, Mr. Uberoi spent 14 years at Goldman Sachs, most recently serving as a partner and Co-Chief Operating Officer of the technology division. While at Goldman, Mr. Uberoi served on several governance boards, including the firm’s Compensation Committee and the Technology Operating Committee. Mr. Uberoi is a member of the Board of Directors of Marco Polo Network, Inc., a privately held provider of equities trading connectivity to several emerging markets and serves on the board of Bloomfield College in New Jersey.

     Joseph J. Melone, 75, has served as a Director of the Company since August 1999. He retired as President and Chief Executive Officer of The Equitable Cos., Inc. in 1998, a position in which he served since 1996. He served from 1992 through 1995 as President and Chief Operating Officer of The Equitable upon its formation in 1992 after having served two years in the same position for its principal insurance subsidiary, The Equitable Life Assurance Society of the United States. Prior to joining The Equitable, Mr. Melone served as President of The Prudential Insurance Company of America. He is a member of the Board of Directors of Foster Wheeler Corporation, a publicly-held engineering and construction company. He also serves as Chairman of the Board of Horace Mann Educators Corp., a publicly held insurance company.

     Effective September 18, 2006, Ms. Doni Fordyce resigned as a director in order to allow for a continuing majority of independent directors on the Board, as required by the New York Stock Exchange.

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

     Cory Douglas, 40, serves as Senior Vice President, Corporate Finance and Controller. He joined the Company in his current position in November 2005. Prior to joining the Company, Mr. Douglas served as Vice President, Corporate Finance and Controller of DoubleClick Inc. from August 2002 to July 2005. Mr. Douglas previously served as DoubleClick’s Vice President, Planning and Analysis from April 2002 until August 2002 and Vice President, Finance, TechSolutions from April 2000 until April 2002. Mr. Douglas also served as DoubleClick’s Assistant Controller from April 1999 until April 2000. Prior to that, Mr. Douglas served as a Finance Manager at Colgate-Palmolive Company, a consumer products company, from 1997 until April 1999.

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

     Steven J. Kyono, 45, serves as Executive Vice President, General Counsel and Secretary. Mr. Kyono joined the Company in his current position in April 2006. Prior to joining the Company, Mr. Kyono served as Staff Vice President and Associate General Counsel of ADP from May 2004 to April 2006. Mr. Kyono previously served as ADP’s Associate General Counsel and Vice President from December 2002 to May 2004 and as Assistant General Counsel and Vice President from December 1998 to December 2002.

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

     Fred Naddaff, 48, serves as Executive Vice President and President, Fund Services. Mr. Naddaff joined the Company in September 2000. He previously served as Executive Vice President for Fund Services where he was responsible for all domestic and international operations and technology and was promoted to his current position in October 2003. Prior to joining the Company, Mr. Naddaff had over 20 years experience in the mutual funds industry, most recently serving as Executive Vice President of Operations at First Data Investor Services Group.

     William W. Neville, 52, serves as Executive Vice President and President, Alternative Investment Services. Mr. Neville previously served as Executive Vice President and Group President, Information Services from September 2000 until March 2006 and was appointed to his current position following the announcement of the sale of the Information Services segment to Open Solutions Inc. He joined the Company in 1992 as Senior Vice President/General Manager Sales, Eastern Region of the Banking Solutions division and was promoted in 1997 to President of the Banking Solutions division.

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

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires that our directors, executive officers and persons who own more than ten percent of a registered class of our equity securities file reports of ownership and changes in ownership with the SEC. Directors, executive officers and greater than ten percent stockholders are required by SEC regulations to provide us with copies of all Section 16(a) reports they file. Based solely on a review of Forms 3, 4 and 5 submitted to the Company during and with respect to fiscal 2006 and written representations from our executive officers and directors, all statements of beneficial ownership that were required to be filed with the SEC were timely filed.

ITEM 11.	Executive Compensation.

Compensation of Directors

Fiscal 2006

     During fiscal 2006, Mr. Casale, as non-employee Chairperson of the Board, received an annual retainer of $150,000 for his services. Each other non-employee Director (i.e., each Director other than Messrs. Casale and Fradin) received a $25,000 annual retainer, payable in quarterly installments. Each member of the Audit Committee and the Chairperson of each of the Audit Committee, the Compensation Committee and the Nominating and Governance Committee also received an additional annual retainer of $5,000, payable in quarterly installments. All non-employee Directors also received a $1,500 daily meeting fee for attendance at each meeting, including committee meetings.

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

     Each option vests 20% on the date of grant and 20% upon the Director’s re-election by stockholders at each subsequent Annual Meeting of Stockholders until such option is fully vested. Each option is exercisable to the extent vested. A new stock option for an additional 25,000 shares of Common Stock is granted to a non-employee Director upon re-election at the next Annual Meeting of Stockholders following the Annual Meeting at which any prior option becomes fully vested. All stock options under the Non-Employee Directors’ Plan are granted at an exercise price equal to the fair market value of a share of Common Stock on the date of grant. A total of 1.1 million shares of Common Stock are authorized and reserved for issuance in connection with the grant of options under the Non-Employee Directors’ Stock Option Plan, of which 0.2 million shares are currently available for future option grants.

Compensation of Executive Officers

     The following table shows, for the fiscal years ended June 30, 2006, 2005, and 2004, certain compensation information as to Mr. Fradin (who served as Chief Executive Officer during fiscal 2006), and each of the four next most highly compensated executive officers of the Company serving as executive officers at June 30, 2006 (“Named Executive Officers”).

	Annual Compensation			Long Term Compensation Awards
(a)	(b)	(c)	(d)	(f)	(g)	(i)
				Restricted	Securities
				Stock	Underlying	All Other
				Awards	Options/ SARs	Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	($)(1)	(#)(2)	($)(3)
Russell P. Fradin(4)	2006	$716,731	$700,000	$1,494,000	150,000	$75,000
Former President and	2005	$650,000	$600,000	$1,463,000	125,000	$56,250
Chief Executive Officer	2004	$250,000	$300,000	$630,000	375,000	$6,000

Bruce D. Dalziel(5)	2006	$309,615	$290,000	$448,200	20,000	$3,231
Executive Vice President and
Chief Financial Officer

John M. Howard(6)	2006	$375,981	$322,700	$0	25,000	$119,499
Executive Vice President	2005	$263,846	$238,500	$504,350	25,000	$167,000
President, Insurance Services

J. Robert Jones.	2006	$366,615	$192,000	$0	20,000	$86,448
Executive Vice President,	2005	$347,400	$234,300	$266,000	22,000	$130,845
Business Development	2004	$353,731	$165,500	$342,600	45,000	$110,007

William W. Neville	2006	$402,962	$387,500	$0	25,000	$23,924
Executive Vice President	2005	$380,000	$207,500	$292,600	25,000	$15,154
President, Alternative Investment	2004	$375,192	$209,100	$85,650	36,000	$25,793
Services
____________________

(1)	The value shown in the table represents the dollar value at the date of award of all restricted stock awards during the fiscal year. All restricted stock awards were made under the Company’s 1999 Equity Participation Plan. The number and value of all unvested holdings of shares of restricted stock held by the Named Executive Officer as of June 30, 2006, based on a closing share price of $13.70 on that date, is as follows: Mr. Fradin (200,000 shares, $2,740,000); Mr. Dalziel (30,000 shares, $411,000); Mr. Howard (26,250 shares, $359,625); Mr. Jones (25,000 shares, $342,500); and Mr. Neville (19,000 shares, $260,300). Shares of restricted stock vest 25% per year over a four-year period from the date of grant on the grant anniversary date. The recipient of the restricted stock is entitled to the payment of dividends, if any, on such shares.

(2)	The number of options shown for each fiscal year reflects the actual number of total options granted (annual grants and reload grants) during such fiscal year as of the date of such grants. The number of stock options and exercise price for stock options granted in fiscal 2006 is set forth below under the heading “Stock Options Granted in Fiscal 2006.”

(3)	For fiscal year 2006 includes (i) the Company’s matching contribution under the Company’s 401(k) Plan as follows: Mr. Fradin ($7,500); Mr. Dalziel ($3,231); Mr. Howard ($5,475); Mr. Jones ($7,548); and Mr. Neville ($10,992); (ii) the economic value of a “split dollar” life insurance policy as follows: Mr. Jones ($5,145); and Mr. Neville ($4,984); (iii) the value of the Company’s matching contribution under the Company’s voluntary executive deferred compensation plan as follows: Mr. Fradin ($65,000); Mr. Howard ($2,000), Mr. Jones ($29,465); and Mr. Neville ($2,400); (iv) the value of executive financial planning as follows: Mr. Fradin ($2,500) and Mr. Neville ($5,548), (v) payment of $80,000 in connection with Mr. Howard’s signing package, (vi) the value of an incentive trip and tax gross-up of approximately $32,024 for Mr. Howard, and (vii) a bonus estimated at $44,290 to cover the interest payable on a loan made to Mr. Jones in 1999 to pay the exercise price of certain stock options and related income taxes, grossed up to cover the income taxes payable in respect of such bonus.

(4)	Mr. Fradin became an executive officer during fiscal year 2004 (in February 2004) when he joined the Company as President and Chief Executive Officer. Mr. Fradin ceased to be an executive officer in September 2006.

(5)	Mr. Dalziel became an executive officer during fiscal year 2006 (in August 2005) when he joined the Company as Executive Vice President and Chief Financial Officer.

(6)	Mr. Howard became an executive officer during fiscal year 2005 (in September 2004) when he joined the Company as Executive Vice President- Insurance Services.

Stock Options Granted in Fiscal 2006

     The following table contains information concerning the grant of stock options to the Named Executive Officers during the fiscal year ended June 30, 2006 under the Company’s 1999 Equity Participation Plan. The per share exercise price for all options is the last sale price as reported by the NYSE on the trading day immediately prior to the option grant.

Option/SAR Grants in Last Fiscal Year

	Number of	% of Total			Potential Realizable Value
	Securities	Options/	Exercise		at Assumed Annual Rates of
	Underlying	SARs Granted	or base		Stock Price Appreciation
	Options/SARs	to Employees	Price	Expiration	for Option Term
Name	Granted(1)	in Fiscal Year	($/Sh)	Date	5% ($)(2)	10% ($)(2)
Russell P. Fradin	150,000	34.3%	$14.94	8/25/2015	$1,409,353	$3,571,577
Bruce D. Dalziel	20,000	4.6%	$14.94	8/25/2015	$187,914	$476,210
John M. Howard	25,000	5.7%	$14.94	8/25/2015	$234,892	$595,263
J. Robert Jones	20,000	4.6%	$14.97	8/26/2015	$188,291	$477,166
William W. Neville	25,000	5.7%	$14.94	8/25/2015	$234,892	$595,263
____________________

(1)	Stock options vest and are exercisable in five equal installments on the first five anniversaries of the grant date, and expire ten years after the grant date. In the event of a change in control of the Company, all options then held by the executive officers become automatically vested, to the extent not previously vested, as of the effective date of such change in control.

(2)	The dollar amounts under these columns are based on the assumed appreciation rates of 5% and 10% required by SEC disclosure rules. These amounts are not intended to forecast possible future appreciation, if any, of the Company’s stock price.

Aggregate Option/SAR Exercises in Last Fiscal Year and Fiscal Year End Option Values

     The following table sets forth information with respect to the Named Executive Officers concerning the exercise of options during the fiscal year ended June 30, 2006 and unexercised options held at the end of the fiscal year based on the last sale price of a share of Common Stock as of that date of $13.70.

			Number of Securities
			Underlying Unexercised		Value of Unexercised
	Shares		Options/SARs		In-the-Money Options at
	Acquired on	Value	at Fiscal Year End (#)		Fiscal Year End ($)
Name	Exercise (#)	Realized ($)	Exercisable/Unexercisable		Exercisable/Unexercisable
Russell P. Fradin	0	N/A	400,000	250,000	$10,000	$40,000
Bruce D. Dalziel	0	N/A	0	20,000	$0	$0
John M. Howard	0	N/A	5,000	45,000	$0	$0
J. Robert Jones	0	N/A	663,492	37,600	$417,528	$7,040
William W. Neville	0	N/A	427,544	45,000	$223,737	$8,000

Loans to Executive Officers

     The Board of Directors approved and the Company made loans to certain executive officers, one of which was also a Director of the Company, in November 1999 to assist them in exercising non-qualified stock options, retaining the underlying shares and paying the applicable taxes resulting from such exercises. The loans accrued interest at the rate of 2.48% . These are the only loans made by the Company to executive officers or Directors that were outstanding during fiscal 2006, and no portion of the loans has been forgiven. During the 2006 fiscal year, the largest principal amount of the loans outstanding to such persons were as follows: Mr. Lynn Mangum, former Chairman of the Board (President, Chief Executive Officer and Chairman of the Board at the time of the loan) ($2,523,990); and Mr. Jones ($1,193,807). Messrs. Mangum and Jones each repaid their loans in their entirety in August 2005.

Employment and Separation Agreements

     The Company does not have employment agreements with any of its executive officers but has entered into Key Executive Separation Agreements (“the Agreements”) with its executive officers. The Agreements provide for certain lump sum severance payments in the event of termination other than for cause or following a change in control of the Company. For terminations other than for cause, the executive would receive the sum of (i) his then current base salary and (ii) the greater of his then current fiscal year “at Plan” annual incentive target amount or the immediately prior year’s annual incentive compensation settlement amount (such sum, prior to being multiplied, referred to as the “Applicable Severance Amount”). In the event of a change in control of the Company, the executive may unilaterally terminate his employment with the Company for any reason during the first 12 months after the change in control and, under certain circumstances, during the 13th through 36th month after the change in control. In the event of such termination of employment, the executive officer would receive a lump sum severance payment equal to two times his Applicable Severance Amount. The Agreement does not provide any guarantee of employment or any other terms and conditions of employment. The Company had also entered into a similar Key Executive Separation Agreement with Mr. Fradin, but he did not receive any payments or benefits under such agreement in connection with his resignation.

     On September 12, 2006, the Company entered into retention bonus agreements with certain key employees, including certain executive officers of the company. Under these agreements, BISYS offered two separate bonus opportunities of equal amounts to selected employees. The first bonus payment will be payable March 8, 2007, if the employee remains with the Company. The second bonus payment will be payable September 8, 2007, if the employee remains with the Company and there has been a “change in control” of the Company. If an employee voluntarily terminates employment or is terminated for “cause” before a payment is made, the employee would not receive that payment.

     Three of the executive officers that the Company has determined will be named in the summary compensation table in BISYS’s 2006 Proxy Statement (the “Named Executive Officers”) have entered into retention bonus agreements of the type described above. The Company’s Chief Financial Officer, Bruce Dalziel, could receive up to $192,500 additional compensation if both payments under the retention agreement are made. In addition, the President of BISYS’s Insurance Services business, John Howard, could receive up to $191,500 additional compensation if both payments under the retention agreement are made, and William Neville, President of BISYS’s Alternative Investment Services business, could receive up to $200,000 additional compensation if both payments under the retention agreement are made.

     Pursuant to the terms of their stock option agreements, in the event of a change in control of the Company, all options then held by the executive officers of the Company become automatically vested, to the extent not previously vested, as of the effective date of such change in control.

Deferred Compensation Plan

     Under the Company’s Deferred Compensation Plan, certain management employees may elect, prior to the beginning of a year, to defer a portion of their annual compensation. Deferred amounts are designated for investment at the election of the participant in shares of Common Stock or other available investments. Certain participants, designated as “senior participants,” who elect to invest deferred amounts in Common Stock are entitled to a matching contribution by the Company equal to a percentage of the deferred amounts determined by the Company. Matching contributions by theCompany vest after a two-year period and are forfeited if the participant does not remain in the employ of the Company during such two-year period. The Company’s deferred compensation obligations are payable in cash and Common Stock based on the cash balance in a participant’s account and the share balance of any portion of the participant’s account designated for investment in such shares. Deferred compensation obligations are payable to participants in a lump sum or in annual installments over a three, five, ten or fifteen-year period, as provided in the plan.

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

Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information, based on the most recent filings made on Schedule 13G with the SEC with respect to the shares of Common Stock beneficially owned by stockholders reporting ownership of more than 5% of the shares of Common Stock issued and outstanding as of such filing:

	Number of Shares		Percent
Beneficial Owner	Beneficially Owned		of Class
FMR Corp.	7,714,800	(1)	6.39%
82 Devonshire Street
Boston, MA 02109
T. Rowe Price Associates, Inc.	6,950,300	(2)	5.7%
100 East Pratt Street
Baltimore, MD 21202
Wellington Management Company, LLP	16,856,703	(3)	13.95%
75 State Street
Boston, MA 02109
____________________

(1)	Based on its filing dated February 14, 2006. The stockholder has sole investment power with respect to the shares shown as beneficially owned by it. The stockholder has sole voting power with respect to 445,500 shares and has no voting power with respect to the remaining shares shown as beneficially owned by it.

(2)	Based on its filing dated February 14, 2006. The stockholder has sole investment power with respect to the shares shown as beneficially owned by it. The stockholder has sole voting power with respect to 446,800 shares and has no voting power with respect to the remaining shares shown as beneficially owned by it.

(3)	Based on its filing dated February 14, 2006. The stockholder has shared investment power with respect to all of the shares shown as beneficially owned by it. The stockholder does not have sole voting power with respect to any of the shares shown as beneficially owned by it, and has shared voting power with respect to 12,816,875 shares shown as beneficially owned by it.

     The following table sets forth, as of November 30, 2006, certain information with respect to the shares of Common Stock beneficially owned by (i) each Director, (ii) each of the persons for whom individual compensation information is disclosed below under the heading “Executive Compensation” and (iii) all the Company’s Directors and executive officers as a group.

			Number of
			Exercisable Stock
			Options Included
	Number of		in Number of
	Shares		Shares
	Beneficially	Percent	Beneficially
Beneficial Owner	Owned(1)(2)	of Class	Owned(2)
Denis A. Bovin	50,600	*	50,000
Robert J. Casale	45,000	*	45,000
Thomas A. Cooper	146,200	*	57,475
Bruce D. Dalziel	73,116	*	4,000
Russell P. Fradin(3)	236,669	*	0
Richard J. Haviland	26,000	*	25,000
John Lyons	6,000	*	0
Joseph J. Melone	133,000	*	125,000
Hank Uberoi	0	0	0
John M. Howard	65,122	*	15,000
J. Robert Jones	930,101	*	671,892
William W. Neville	486,042	*	437,544
All Directors and executive officers as a group
(15 persons)	2,292,495	1.9%	1,618,911
____________________

*	Less than 1%

(1)	Each person has sole voting and investment power with respect to the shares shown as beneficially owned. Mr. Neville’s beneficial ownership includes 2,380 shares owned by his children and Mr. Lyons’ beneficial ownership includes 1,000 shares owned by his wife. For Messrs. Fradin, Jones, Neville and Howard, the number of shares beneficially owned does not include the portion of their deferred compensation designated for investment in shares of Common Stock under the Company’s Deferred Compensation Plan. These shares are not beneficially owned until issued upon distribution in accordance with that Plan. As of November 30, 2006, the number of vested shares of Common Stock representing deferred compensation designated for investment in Common Stock by each such person is as follows: Mr. Fradin (70,683); Mr. Howard (1,607); Mr. Jones (92,269); and Mr. Neville (8,499).

(2)	Includes shares issuable upon the exercise of stock options exercisable within 60 days of November 30, 2006.

(3)	Mr. Fradin’s employment with the Company terminated in September 2006. In accordance with the Company’s 1999 Equity Participation Plan, Mr. Fradin’s outstanding options were cancelled on October 3, 2006.

Equity Compensation Plan Information

     The following table shows certain information with respect to the Company’s equity compensation plans as of June 30, 2006.

			Number of securities
			remaining available for
		Weighted-average	future issuance under
	Number of securities to	exercise price	equity compensation
	be issued upon exercise	of outstanding	plans (excluding
	of outstanding options,	options, warrants,	securities reflected in
	warrants, and rights	and rights	column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans
approved by security holders	10,261,995	$19.45	8,986,861
Equity compensation plans not
approved by security holders	48,648 (1)	—	5,445 (2)
Total	10,310,643	$19.45	8,992,306
____________________

(1)	Represents shares of Common Stock contributed by the Company as matching employer contributions to the accounts of certain participants in the Company’s voluntary executive deferred compensation plan (“Deferred Compensation Plan”) and vested pursuant to the provisions of such plan, based on the participant’s designated investment of deferred compensation in shares of Common Stock. The material features of the Deferred Compensation Plan are described in this report under the “EXECUTIVE COMPENSATION – Deferred Compensation Plan.” The Deferred Compensation Plan is the only equity compensation plan of the Company not approved by security holders.

(2)	Represents an estimate of the shares of Common Stock that may be contributed as matching employer contributions to the accounts of certain current participants in the Company’s Deferred Compensation Plan based on designated investments of participant deferred compensation in shares of Common Stock that may vest over the next two years. The Deferred Compensation Plan does not limit the number of shares available for matching contributions.

ITEM 13.	Certain Relationships and Related Transactions.

     Mrs. McInerney, a former director of the Company whose term expired in June 2006, owns indirectly in excess of ten percent of the outstanding equity interests in Matrix Settlement & Clearance Services LLC (Matrix). Matrix provides settlement and clearing services for trades made by participants in certain retirement plans for which BISYS Retirement Services is the record keeper. During fiscal years 2006, 2005, and 2004, the Company paid Matrix approximately $6.1 million, $5.4 million, and $4.7 million, respectively, for such services. These amounts represent in excess of five percent of Matrix’s consolidated gross revenues for each of its last three fiscal years.

     Mr. Bovin is a director of the Company and serves as Vice Chairperson – Investment Banking, and Senior Managing Director, Bear Stearns & Co. Inc., a financial services firm that has been the Company’s primary investment banking advisor for more than five years. The Company has engaged Bear Stearns to provide financial advisory services in fiscal 2005 and 2006 and may continue to do so in the future. Fees for financial advisory services provided by Bear Stearns in fiscal 2006 and 2005 approximated $4.9 million and $1.0 million, respectively. Fees for services in fiscal 2004 were insignificant. In August 2006, the Company engaged Bear, Stearns & Co., Inc. to advise it in connection with its exploration of strategic alternatives. Additionally, the Company’s Private Equity Services business provides private equity administration services for Bear Stearns. Total fees recognized for these services in fiscal 2006, 2005 and 2004 approximated $1.3 million, $1.2 million and $1.2 million, respectively.

     The Company’s RK Alternative Investment Services business provides monthly accounting and administrative services, as well as seasonal services such as tax, financial statement preparation and audit assistance, to the Wellington Management Company, LLC (Wellington). Wellington is a top institutional holder of the Company and currently reports ownership of more than 5% of the shares of Common Stock issued and outstanding. Total fees recognized for these services in fiscal 2006 and 2005 approximated $2.9 million and $1.4 million, respectively. Since the business was acquired in fiscal 2005, there were no reportable transactions in 2004.

     Information regarding indebtedness of management is incorporated by reference to Loans to Executive Officers included in Part II, Item 11 of this Annual Report.

ITEM 14.	Principal Accountant Fees and Services.

     The following is a summary of the fees billed to the Company by PricewaterhouseCoopers LLP for professional services rendered for the fiscal years ended June 30, 2006 and June 30, 2005.

	Fiscal 2006	Fiscal 2005
Fee Category	Fees	Fees
Audit Fees	$4,539,970	$5,817,270
Audit-Related Fees	$1,285,845	$1,227,830
Tax Fees	$788,846	$727,648
All Other Fees	$16,922	$4,791
Total	$6,631,583	$7,777,539

•

Audit fees consist primarily of fees for the audit of our annual financial statements and certain broker-dealer audits and statutory audits. A substantial portion of the 2005 audit fees were associated with the restatement and stand-alone audits of our Information Services segment required as part of the sale of the segment.

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

     The Audit Committee pre-approved all of the fees described above.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules.

     (a)(1) Financial Statements

     Our consolidated financial statements as of June 30, 2006 and 2005, and for each of the three years in the period ended June 30, 2006, required to be filed as part of this Annual Report on Form 10-K are listed below with their location in this report.

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

10.9

First Amendment to Credit Agreement dated as of August 31, 2006, among The Bisys Group, Inc., the lenders party thereto and SunTrust Bank, as Administrative Agent (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated August 30, 2006.)

10.10

Second Amendment to Credit Agreement dated as of November 15, 2006, among The Bisys Group, Inc., the lenders party thereto and SunTrust Bank, as Administrative Agent (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated November 15, 2006.)

10.11

Form of Executive Separation Agreement entered into between the Company and its other named officers (other than the Chief Executive Officer) (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated August 10, 2005).

10.12	Form of Retention Bonus Agreement dated as of September 12, 2006. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated September 8, 2006).

21*	List of significant subsidiaries of The BISYS Group, Inc.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32*	Section 1350 Certifications.
____________________

*       Filed herewith.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The BISYS Group, Inc.

Date: December 15, 2006	By:	/s/ Bruce D. Dalziel
Bruce D. Dalziel
Executive Vice President and
Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 15th day of December, 2006.

Signature	Title
/s/ Robert J. Casale	Chairman of the Board and Interim President and
(Robert J. Casale)	Chief Executive Officer (Principal Executive Officer)

/s/ Bruce D. Dalziel	Executive Vice President and Chief
(Bruce D. Dalziel)	Financial Officer (Principal Financial
and Accounting Officer)

/s/ Denis A. Bovin	Director
(Denis A. Bovin)

/s/ Thomas A. Cooper	Director
(Thomas A. Cooper)

/s/ Richard J. Haviland	Director
(Richard J. Haviland)
Director
(John J. Lyons)

/s/ Joseph J. Melone	Director
(Joseph J. Melone)
Director
(Hank Uberoi)

INDEX TO EXHIBITS FILED HEREWITH
Exhibit No.	Description
21	List of significant subsidiaries of The BISYS Group, Inc.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32	Section 1350 Certifications