Form 10-K/A
period 2006-06-30
BISYS GROUP INC
filed 2007-02-02
CIK 883587

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)
(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended June 30, 2006.
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                 to                 .
Commission file number: 001-31254
THE BISYS GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization) 105 Eisenhower Parkway Roseland, New Jersey (Address of principal executive offices)	13-3532663 (I.R.S. Employer Identification No.) 07068 (Zip Code)
973-461-2500
(Registrant’s telephone number, including area code)
Securities Registered Pursuant to Section 12(b) of the Act:

Common Stock, $0.02 Par Value (Title of Class)	New York Stock Exchange (Name of Exchange on Which Registered)
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
     Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of December 31, 2006: 121,021,484 shares of Common Stock.
DOCUMENTS INCORPORATED BY REFERENCE: None.

EXPLANATORY NOTE
     This Annual Report on Form 10-K/A is being filed solely to include the consent of the Company’s independent registered public accounting firm to the incorporation by reference of that firm’s report dated December 15, 2006, on the Company’s financial statements, management’s assessment of the effectiveness of internal control over financial reporting and the effectiveness of internal control over financial reporting into the Company’s registration statements. This consent was not provided in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006 filed with the Commission on December 18, 2006.
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

PART IV
ITEM 15. Exhibits and Financial Statement Schedules
SIGNATURES
INDEX TO EXHIBITS FILED HEREWITH
EX-23.1: CONSENT OF PRICEWATERHOUSECOOPERS LLP
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION

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

The BISYS Group, Inc.
Date: February 2, 2007	By:	/s/ Bruce D. Dalziel
Bruce D. Dalziel
Executive Vice President and Chief Financial Officer

4

INDEX TO EXHIBITS FILED HEREWITH

Exhibit No.	Description
23.1	Consent of PricewaterhouseCoopers LLP.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

5