Form 10-Q
period 2006-09-30
BISYS GROUP INC
filed 2007-02-02
CIK 883587

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
As of December 31, 2006, there were 121,021,484 shares of common stock, par value $0.02 per share, of the issuer outstanding.

THE BISYS GROUP, INC.
INDEX TO FORM 10-Q

PART I
ITEM 1. FINANCIAL STATEMENTS
THE BISYS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	September 30,
	2006	2005

Revenues	$211,535	$205,674

Operating costs and expenses:
Service and operating (exclusive of depreciation and amortization shown separately below)	141,281	132,937
Selling, general and administrative (exclusive of depreciation and amortization shown separately below)	38,668	37,634
Depreciation and amortization	12,195	11,981
Litigation and regulatory settlements	1,740	4,442

Total operating costs and expenses	193,884	186,994

Operating earnings	17,651	18,680
Interest income	1,949	1,498
Interest expense	(741)	(5,854)
Investment gains and other	145	38

Income from continuing operations before income taxes	19,004	14,362
Income taxes	4,963	4,744

Income from continuing operations	14,041	9,618

Income (loss) from discontinued operations, net of tax	(78)	3,812

Net income	$13,963	$13,430

Basic earnings per share:
Continuing operations	$0.12	$0.08
Discontinued operations	—	0.03

Total basic earnings per share	$0.12	$0.11

Diluted earnings per share:
Continuing operations	$0.12	$0.08
Discontinued operations	—	0.03

Total diluted earnings per share	$0.12	$0.11

The accompanying notes are an integral part of the condensed consolidated financial statements.

THE BISYS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	September 30,
	2006	June 30,
	(Unaudited)	2006
ASSETS

Current assets:
Cash and cash equivalents	$134,571	$159,610
Restricted cash	43,927	40,151
Accounts receivable, net	97,182	90,550
Insurance premiums and commissions receivable	85,017	119,461
Deferred tax asset	57,126	56,981
Other current assets	14,474	16,889

Total current assets	432,297	483,642
Property and equipment, net	41,333	42,100
Goodwill	725,952	716,810
Intangible assets, net	138,240	139,177
Other assets	17,393	17,014

Total assets	$1,355,215	$1,398,743

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt	$1,767	$1,656
Accounts payable	11,144	10,735
Insurance premiums and commissions payable	98,160	132,637
Other current liabilities	116,385	144,200
Litigation and regulatory settlements	115,361	115,361

Total current liabilities	342,817	404,589
Long-term debt	2,608	2,890
Deferred tax liability	36,591	36,256
Deferred revenues	5,935	6,622
Other liabilities	7,587	6,772

Total liabilities	395,538	457,129

Stockholders’ equity:
Common stock, $0.02 par value, 320,000,000 shares authorized, 122,242,440 and 121,914,030 shares issued	2,445	2,438
Additional paid-in capital	397,655	396,484
Retained earnings	576,493	564,809
Employee benefit trust, 436,908 and 434,505 shares	(6,677)	(6,819)
Deferred compensation	6,686	6,848
Accumulated other comprehensive income	360	141
Treasury stock at cost, 1,180,545 and 1,502,478 shares	(17,285)	(22,287)

Total stockholders’ equity	959,677	941,614

Total liabilities and stockholders’ equity	$1,355,215	$1,398,743

The accompanying notes are an integral part of the condensed consolidated financial statements.

THE BISYS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$13,963	$13,430
Adjustment for income from discontinued operations, net of tax	78	(3,812)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,195	11,981
Deferred income tax provision	1,659	(397)
Share-based compensation	1,719	1,944
Investment gains and other	(145)	(38)
Change in assets and liabilities, net of effects from acquisitions and divestitures	(20,872)	(27,914)
Tax payment made on sale of discontinued operations business	(13,000)	—
Net cash provided by operating activities from discontinued operations	273	15,029

Net cash provided by (used in) operating activities	(4,130)	10,223

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of businesses, net of cash acquired	(15,365)	—
Payments related to businesses previously acquired	—	(254)
Capital expenditures for property and equipment	(2,264)	(2,979)
Capitalized software costs	(3,585)	(1,971)
Proceeds from sale of investments	—	63
Other	(572)	(538)
Net cash used in investing activities from discontinued operations	(273)	(13,732)

Net cash used in investing activities	(22,059)	(19,411)

CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings, net	—	(40,000)
Payment of long-term debt	(469)	(424)
Exercise of stock options	593	2,991
Issuance of common stock	2,757	—
Repurchases of common stock	(1,053)	(824)
Repayment of notes receivable from stockholders	—	3,718
Changes in bank overdrafts	(740)	(3,191)
Excess tax benefits from share-based payment arrangements	62	180
Net cash used in financing activities from discontinued operations	—	(1,229)

Net cash provided by (used in) financing activities	1,150	(38,779)

Change in cash and cash equivalents	(25,039)	(47,967)
Cash and cash equivalents at beginning of period (includes cash of discontinued operations of $0 in 2006 and $618 in 2005)	159,610	172,953

Cash and cash equivalents at end of period (includes cash of discontinued operations of $0 in 2006 and $686 in 2005)	$134,571	$124,986

The accompanying notes are an integral part of the condensed consolidated financial statements.

THE BISYS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise noted, tabular dollars and share information in thousands, except per share data)
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

Discontinued Operations

On September 15, 2005, the Company entered into an agreement to sell its Information Services segment, which included the Banking Solutions and Document Solutions divisions, to Open Solutions Inc. for $471.3 million in cash. The transaction closed on March 3, 2006, and the Company recognized a gain of $203.7 million, net of tax.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”), the financial results of the Company’s Information Services segment are reported as discontinued operations for all periods presented. Accordingly, the notes to the consolidated financial statements reflect historical amounts exclusive of discontinued operations, unless otherwise noted.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X and do not contain all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete annual statements. The accompanying financial information includes all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim period. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006 (the “Fiscal 2006 Form 10-K”).

Fiscal Year

The Company’s fiscal year is from July 1 to June 30. Unless otherwise stated, references to the years 2007 and 2006 relate to the fiscal years ended June 30, 2007 and 2006, respectively. References to future years also relate to the fiscal year ended June 30.

Restricted Cash

Unremitted insurance premiums are held in a fiduciary capacity and approximated $43.9 million and $40.2 million at September 30, 2006 and June 30, 2006, respectively. The period for which the Company holds such funds is dependent upon the date the agent or broker remits the payment of the premium to the Company and the date the Company is required to forward such payment to the insurer.

Insurance Premiums and Commissions Receivable and Payable

The Company has separately reflected receivables and payables arising from its insurance-related businesses on the accompanying condensed consolidated balance sheets. The captions “insurance premiums and commissions receivable” and “insurance premiums and commissions payable” include insurance premiums and commissions in the Company’s Commercial Insurance Services business. In its capacity as a commercial property and casualty wholesale distributor, the Company collects premiums from other agents and brokers and, after deducting its commissions, remits the premiums to the respective insurers. In the Company’s Life Insurance Services business, commissions receivable from carriers are reflected net of amounts owed to agents and brokers as a component of “insurance premiums and commission receivable.” In its capacity as a distributor of life insurance products, the Company typically receives commissions from the respective insurance carriers and remits the appropriate commission to agents and brokers after deducting its commission. Life insurance premiums are usually paid directly to the carrier by the insured.

Investments

Management determines the appropriate classification of investments in equity securities at the time of purchase. Marketable equity securities available for sale are carried at market value based upon quoted market prices. Unrealized gains or losses on available for sale securities are accumulated as an adjustment to stockholders’ equity, net of related deferred income taxes. Realized gains or losses are computed based on specific identification of the securities sold. During the three months ended September 30, 2006 and 2005, proceeds from securities sold and the realized gains were not significant.

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

The provision for income taxes of $5.0 million and $4.7 million for the three months ended September 30, 2006 and 2005, respectively, represent an effective tax rate of 26.1% in 2006 and 33.0% in 2005. The effective tax rate for the three months ended September 30, 2006 was impacted by the reversal of a loss contingency for state taxes for which the statute of limitations has expired, and a more favorable mix of foreign and domestic income. For the three months ended September 30, 2005, the effective tax rate was impacted by permanent differences associated with certain error corrections in the Life Insurance Services business.

New Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting for Changes and Error Corrections – A Replacement of APB Opinion No. 20 and FASB Statement No. 3” (“FAS 154”). FAS 154 requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The Company has adopted FAS 154 effective July 1, 2006. The adoption of FAS 154 did not have a material impact on the Company’s financial position and results of operations.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment to FASB Statements No. 133 and 144” (“FAS 155”). FAS 155 simplifies the accounting for certain hybrid financial instruments containing embedded derivatives. FAS 155 allows fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation under FAS 133. In addition, it amends FAS 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The Company has adopted FAS 155 effective July 1, 2006. The adoption of FAS 155 did not have a material impact on the Company’s financial position and results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140” (“FAS 156”). This Statement amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to accounting for separately recognized servicing assets and servicing liabilities. This Statement clarifies when servicing rights should be separately accounted for, requires companies to account for separately recognized servicing rights initially at fair value, and gives companies the option of subsequently accounting for those servicing rights at either fair value or under the amortization method. FAS 156 is effective for fiscal years beginning after September 15, 2006 (the Company’s Fiscal 2008). The implementation of FAS 156 is not expected to have a material impact on its consolidated financial statements.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures” (“FAS 157”). FAS 157 defines fair value and establishes a framework for measuring fair value in accordance with generally accepted accounting principles. This Statement also applies to other accounting pronouncements that require or permit a fair value measure. As defined by this Statement, the fair value of an Asset or Liability would be based on an “exit price” basis rather than an “entry price” basis. Additionally, the fair value should be market-based and not an entity-based measurement. FAS 157 is effective for fiscal years beginning after November 15, 2007 (the Company’s Fiscal 2009). The implementation of FAS 157 is not expected to have a material impact on its consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for the first fiscal year ending after November 15, 2006. The Company plans to apply the provisions of SAB 108 in its Annual Report on Form 10-K for the year ending June 30, 2007. The Company does not expect the application of this interpretation to have an impact on its financial position or results of operations.

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

3.	Comprehensive Income

The components of comprehensive income are as follows:

	Three Months Ended
	September 30,
	2006	2005
Net income	$13,963	$13,430
Unrealized gain on investments, net of tax	2	16
Unrealized gain (loss) on foreign currency exchange contracts	(23)	64
Foreign currency translation adjustment	240	(74)

Total comprehensive income	$14,182	$13,436

4.	Per Share Data

Amounts utilized in per share computations for the three months ended September 30, 2006 and 2005 are as follows:

	Three Months Ended
	September 30,
	2006	2005
Weighted average common shares outstanding	119,472	118,543
Assumed conversion of common shares issuable under stock-based compensation plans	363	1,090

Weighted average common and common equivalent shares outstanding	119,835	119,633

For the three months ended September 30, 2005, the effect of the assumed conversion of the convertible subordinated notes into common stock would be antidilutive and therefore is excluded from the computation of diluted earnings per share.

Certain stock options were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of common shares during the period:

	Three Months Ended
	September 30,
	2006	2005
Number of options excluded	8,843	8,415

Option price per share	$11.81 to $35.10	$15.05 to $35.30

Average market price of common shares for the period	$11.52	$15.04
5.	Share-Based Compensation

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

Restricted Stock: The Company awards shares of stock to employees that are restricted. Except for limited exceptions for some non-U.S. employees, the holder of restricted stock has voting rights and is entitled to receive all distributions including any dividends paid with respect to the stock during the period of restriction. The Company recognizes compensation expense relating to the issuance of restricted stock based on market price on the date of award over the period during which the restrictions expire, which is generally four years from the date of grant, on a straight-line basis.

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

During the three months ended September 30, 2006, the Company recognized approximately $1.7 million of stock-based compensation expense ($0.6 million and $1.1 relating to stock option and restricted stock, respectively) and $0.5 million in related tax benefits. As of September 30, 2006, the total remaining unrecognized compensation cost related to non-vested stock options and restricted stock awards, net of forfeitures, was approximately $20.9 million and is expected to be recognized over an estimated weighted amortization period of 4.74 years. During the three months ended September 30, 2006, the Company modified certain stock options by extending the life of the options through December 31, 2006. The financial impact of the modification was not significant.

The fair values of stock options granted during the three months ended September 30, 2006 and 2005 were estimated on the date of grant using the Black-Scholes pricing model with the following assumptions:

	Three Months Ended
	September 30,
	2006	2005
Expected life (in years)	5.23	4.08
Average risk-free interest rate	4.85%	4.09%
Expected volatility	40.7%	39.6%
Expected dividend yield	0.0%	0.0%
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

The weighted-average estimated fair value of stock options granted during the three months ended September 30, 2006 and 2005 was $5.15 and $5.74 per share, respectively.

The table below presents information related to stock option activity for the three months September 30, 2006 and 2005:

	Three Months Ended
	September 30,
	2006	2005
Total intrinsic value of stock options exercised	$170	$761

Total fair value of stock options vested	550	587

Cash received from stock option exercises	593	2,991
A summary of stock option activity for the three months ended September 30, 2006 is as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Shares	Exercise Price	Term (years)	Value
Outstanding, June 30, 2006	10,262	$19.45
Granted	476	11.52
Exercised	(70)	8.51
Forfeited or expired	(1,402)	20.71

Outstanding, September 30, 2006	9,266	$18.93	3.97	592

Exercisable, September 30, 2006	8,149	$19.71	3.34	589

A summary of unvested stock option activity for the three months ended September 30, 2006 is as follows:

		Weighted
	Number of	Average Fair
	Shares	Value
Unvested at June 30, 2006	1,176	$6.08
Granted	476	5.03
Vested	(250)	5.96
Forfeited or expired	(285)	6.45

Unvested at September 30, 2006	1,117	$5.56

A summary of restricted stock activity for the three months ended September 30, 2006 is as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average Fair	Vesting Term	Intrinsic
	Shares	Value	(years)	Value
Unvested at June 30, 2006	1,145	$14.83	3.57	$16,988
Granted	533	10.69	3.95	5,694
Vested	(306)	15.11	—	(4,627)
Forfeited	(214)	14.42	2.53	(3,083)

Unvested at September 30, 2006	1,158	$12.93	3.22	$14,972

At September 30, 2006, options to purchase 8.4 million shares were available for grant under the Company’s stock option and restricted stock plans. At September 30, 2006, there were 0.8 million shares available for grant under the employee stock purchase plan.

The Company has a policy of utilizing shares held in treasury to satisfy stock option exercises and does not expect to repurchase any additional shares in the open market until it completes its evaluation of strategic alternatives.

6.	Restructuring

The Company did not incur any restructuring costs during the three months ended September 30, 2006 and 2005. In Fiscal 2006, restructuring charges of $1.4 million were primarily related to the completion of the relocation of the Company’s corporate headquarters from New York to Roseland, New Jersey. The restructuring charges represent the excess of the future minimum lease commitments of the former New York headquarters over the expected sublease income, partially offset by a related deferred rent liability of approximately $0.3 million. The following summarizes activity with respect to the Company’s restructuring activities for the three months ended September 30, 2006:

Restructuring accrual at June 30, 2006	$1,729

Expense provision:
Facility closure	—

Cash payments and other	150

Remaining accrual at September 30, 2006:
Employee severance	—
Facility closure	1,579

Total	$1,579

7.	Litigation and Regulatory Investigations

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

The remaining putative class action purported to be brought on behalf of all persons who acquired BISYS securities from the Company as part of private equity transactions during the class period. The complaint generally asserted that the Company and certain of its officers allegedly violated the federal securities laws in connection with the purported issuance of false and misleading information concerning the Company’s financial condition, and seeks damages in an unspecified amount. The Court subsequently consolidated plaintiff’s complaint into the above complaint, but in August 2006, a magistrate judge issued a recommendation to the Court that it not certify the proposed class of non-publicly traded Company security holders. Plaintiff subsequently filed objections to the magistrate judge’s recommendation.

On October 16, 2006, the Company announced that it had reached an agreement in principle to settle the consolidated class action lawsuit (including claims relating to the second restatement filed on April 26, 2006), as well as the remaining putative class lawsuit on an individual basis. The parties signed two definitive stipulations of settlement dated as of October 30, 2006. Under the proposed settlements, the Company paid an aggregate of $66.5 million in cash into escrow accounts on November 15 and 16, 2006. The consolidated class action settlement received preliminary Court approval on November 6, 2006 but remains subject to, among other things, final Court approval. Following such approval, the funds will be disbursed to certain purchasers of BISYS securities according to a Court-approved distribution plan. A fairness hearing for the consolidated class action settlement was held on January 18, 2007, at which time the Court took the matter under advisement. If the Court determines that the settlement is fair to the class members, the settlement will be approved. The settlements include no admission of wrongdoing by the Company or any of the individual defendants, and were funded through a combination of cash on hand and the Company’s existing credit facility. The Company has reached an agreement with three of its insurers to recover a total of $16 million under its $25 million directors and officers liability policy. The Company has also filed a request for mediation under its insurance policy to assert a claim against an additional insurance carrier. The claim is for recovery of monetary losses of $5 million paid by the Company in excess of policy limits to settle the securities class action lawsuit. There can be no assurance that the claim will be successful. The Company will not record a recovery related to this claim prior to final settlement.

The derivative complaints filed in 2004 purported to be brought on behalf of the Company and generally asserted that certain officers and directors were liable for alleged breaches of fiduciary duties, abuse of control, gross mismanagement, waste, and unjust enrichment that purportedly occurred between October 23, 2000 and the time of the filing. The derivative complaints sought disgorgement, a constructive trust and damages in an unspecified amount. The Court ordered that the derivative actions be consolidated into a single action and on November 24, 2004, plaintiffs filed a consolidated amended complaint. On January 24, 2005, the Company and the individual defendants filed separate motions to dismiss the complaint. On October 31, 2005, the Court granted defendants’ motions, dismissing on the merits plaintiffs’ claim under Section 304 of the Sarbanes-Oxley Act of 2002 on the ground that the Act does not create a private right of action upon which plaintiffs may sue. Having so ruled, the Court also dismissed plaintiffs’ state law claims on the ground that it lacked subject matter jurisdiction over them. Plaintiffs appealed the rulings, but subsequently determined to dismiss with prejudice their appeal to the United States Court of Appeals for the Second Circuit and the Company agreed to such dismissal. Plaintiffs then filed similar derivative complaints in New Jersey state court and subsequently dismissed one of the actions. The Company has commenced preliminary settlement negotiations with the attorneys representing the remaining shareholder to address the issues raised in her complaint.

The Company’s Life Insurance Services division is involved in litigation with a West Coast-based distributor of life insurance products, with which it had a former business relationship. The lawsuit, which is captioned Potomac Group West, Inc., et al, v. The BISYS Group, Inc., et al, was filed in September 2002 in the Circuit Court for Montgomery County, Maryland. The original complaint asserted breach of contract and a number of tort claims against BISYS, several subsidiaries, and several employees. The Court subsequently dismissed all claims against BISYS, its subsidiaries, and its employees, leaving only a breach of contract claim against one BISYS subsidiary. Plaintiffs continue to assert that they have not been paid all monies due for covered insurance policies. A jury trial commenced on January 22, 2007. The Company intends to continue to vigorously defend the claims asserted and has asserted a number of counterclaims. The Company believes that it has adequate defenses against claims arising in such litigation and that the outcome of this matter will not have a material adverse effect upon its financial position, results of operations or cash flows.

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

Regulatory Investigations

The Company notified the Securities and Exchange Commission (“SEC”) in May 2004 that it would restate certain prior period financial statements, and subsequently the SEC Staff advised the Company that the SEC was conducting an investigation into the facts and circumstances related to this restatement. On May 17, 2004, the Company announced that it would restate its financial results for the fiscal years ended June 30, 2003, 2002, and 2001 and for the quarters ended December 31 and September 30, 2003 (the “2004 restatement”) in order to record adjustments for correction of errors resulting from various accounting matters in the Life Insurance Services division. An amended Annual Report on Form 10-K for the fiscal year ended June 30, 2003 was filed with the SEC on August 10, 2004 along with amended Quarterly Reports on Form 10-Q for the quarters ended December 31 and September 30, 2003 to reflect the restated financial results. In July 2005, the Company determined that an additional restatement of previously issued financial statements was necessary and the SEC’s investigation was expanded to include the 2005 restatement. The Company has cooperated and intends to continue to cooperate with the SEC’s investigation, which has resulted in significant expenses. On November 3, 2006, the Company announced that it had reached an agreement in principle with the SEC Staff, which would, if approved by the SEC and the court in which the SEC’s complaint will be filed, settle the SEC’s investigation into the 2004 and 2005 restatements. Under the proposed settlement, which remains subject to final approval by the Commission, the Company will consent to refrain from future violations of the reporting, books and records and internal controls provisions of the federal securities laws and related SEC rules. The Company has agreed to pay $25.1 million in disgorgement and prejudgment interest, which amount was placed in escrow in January 2007, pending the determination by the SEC to accept or reject the offer of settlement.

On September 26, 2006, the SEC approved the settlement offer of the Company with respect to the SEC’s investigation of certain of the Company’s past marketing and distribution arrangements in its mutual funds services business. The practices at issue related to the structure and accounting for arrangements pursuant to which BISYS Fund Services (“BFS”), a subsidiary of the Company, agreed with the advisers of certain U.S. mutual funds to use a portion of the administration fees paid to BFS by the mutual funds to pay for, among other things, expenses relating to the marketing and distribution of the fund shares, to make payments to certain advisers and to pay for certain other expenses. The Company identified 27 fund support arrangements to the SEC, all of which were entered into prior to December 2003 and have been terminated.

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

Amounts accrued as part of estimated litigation settlements are as follows:

	September 30,	June 30,
	2006	2006
Regulatory settlement – Fund Services	$21,403	$21,403
Class action suit settlement	66,500	66,500
SEC settlement – financial restatements	25,100	25,100
Other	2,358	2,358

	$115,361	$115,361

The Company recorded the following expenses related to estimated settlement costs and legal fees in connection with the aforementioned litigation and investigatory matters for the three months ended September 30, 2006 and 2005:

	Three Months Ended
	September 30,
	2006	2005
Litigation	$5,533	$4,278
Regulatory settlement	—	164
Insurance recoveries	(3,793)	—

	$1,740	$4,442

In Fiscal 2006, the Company reached an agreement regarding coverage with its insurance carriers that resulted in an insurance recovery of $11.9 million for certain legal expenses incurred by the Company in connection with the aforementioned litigation and investigatory matters. For the three months ended September 30, 2006, the Company recognized an additional recovery of $3.8 million from its insurance carriers. Amounts recovered under the agreement have been recognized as a reduction to legal expenses. Subsequent to September 30, 2006, the Company reached agreement and received final payments from three of its insurance carriers and filed a request for mediation under its policy to assert a claim against the remaining carrier. The Company has received insurance proceeds of $16.0 million associated with its directors and officers policy and $5.0 million associated with its errors and omissions policy, $5.3 million of which will be recognized in the second quarter of Fiscal 2007.
Legal fees and related costs for litigation arising in the ordinary course of business, and exclusive of the specific aforementioned litigation and investigatory matters, are included in the caption, “Selling, general and administrative” in the accompanying consolidated statements of income.

8.	Goodwill and Intangible Assets

Goodwill

The changes in carrying amount of goodwill by business segment for the three months ended September 30, 2006 were as follows:

	Investment	Insurance
	Services	Services	Total
Balance, June 30, 2006	$362,858	$353,952	$716,810
Additions	—	9,142	9,142
Dispositions	—	—	—
Adjustments to previous acquisitions	—	—	—

Balance, September 30, 2006	$362,858	$363,094	$725,952

Intangible Assets

At September 30, 2006, intangible assets were comprised of the following:

	Gross Carrying	Accumulated	Net Book
	Amount	Amortization	Value
Capitalized software	$62,511	$(36,513)	$25,998
Customer related	185,561	(80,720)	104,841
Noncompete agreements	17,336	(11,539)	5,797
Other	4,115	(2,511)	1,604

Total	$269,523	$(131,283)	$138,240

At June 30, 2006, intangible assets were comprised of the following:

	Gross Carrying	Accumulated	Net Book
	Amount	Amortization	Value
Capitalized software	$59,983	$(35,181)	$24,802
Customer related	185,580	(77,832)	107,748
Noncompete agreements	16,299	(11,014)	5,285
Other	3,695	(2,353)	1,342

Total	$265,557	$(126,380)	$139,177

All of the Company’s intangible assets are subject to amortization. Amortization expense for intangible assets was $8.8 million for the three months ended September 30, 2006 and $34.5 million for the year ended June 30, 2006. Estimated annual amortization expense is $36.5 million in 2007, $31.3 million in 2008, $26.7 million in 2009, $17.6 million in 2010, $12.9 million in 2011, and $22.2 million thereafter.

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

The credit agreement required the Company to maintain certain financial covenants and limited the Company’s ability to incur future indebtedness and to pay dividends. In May 2005, a default occurred under the 2004 facility due to the Company’s failure to timely file its Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 and its failure to deliver the related compliance certificate for such fiscal quarter. On June 14, 2005, the Company obtained a consent and waiver from the lenders under the 2004 facility, which extended the cure period arising from these defaults to August 1, 2005. As a condition of the waiver, additional borrowings under the revolving line of credit were not permitted until the default was cured. After obtaining additional consents and waivers from the lenders subsequent to June 30, 2005, the 2004 facility was eventually terminated by the Company in January 2006 and replaced with a new interim credit facility (see “2006 Credit Facility” below).

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

Debt outstanding at September 30, 2006 and June 30, 2006 is as follows:

	September 30, 2006	June 30, 2006
Capital lease obligations	$4,375	$4,546
Less amounts due within one year	1,767	1,656

Long-term debt	$2,608	$2,890

2006 Credit Facility
In January 2006, the Company entered into a Credit Agreement with a syndicate of lenders, providing for (i) an interim revolving credit facility in an aggregate amount of up to $100 million (the “Revolver”) and (ii) an interim term loan in an aggregate amount of up to $300 million (the “Term Loan”; together with the Revolver, the “Interim Facility”). The maturity date of the Interim Facility was January 2, 2007. The proceeds of the Revolver may be used for working capital and other corporate purposes. The Term Loan commitment was subsequently cancelled since the proceeds were no longer required to repay the $300 million of Notes.

In August 2006, the Company amended the Credit Agreement to, among other things, extend the maturity date of the Interim Facility from January 2, 2007 to June 30, 2007. On November 15, 2006, the Company entered into a second amendment to the Credit Agreement to, among other things, extend the time to deliver its Form 10-Q for the first and second quarters of Fiscal 2007 until March 1, 2007 and May 1, 2007, respectively, without resulting in a default. The amendment also allows the Company to seek an extension in the maturity date under the Credit Agreement from June 30, 2007 to December 31, 2007 and includes an uncommitted accordion feature that allows the Company to request a term loan of up to $50 million under the Interim Facility. The Lender, or participating lenders if the Interim Facility is syndicated, has no obligation to make such term loan. On December 20, 2006, the Company entered into a third amendment to the Credit Agreement to, among other things, provide for a term loan in the aggregate amount of up to $50 million, which could have been drawn on or before January 15, 2007. The Company did not draw down on the term loan.

The Interim Facility bears interest at (i) a base rate equal to the higher of the bank’s prime lending rate or the applicable federal funds rate plus 0.5%, or (ii) at an applicable margin above the Eurodollar rate. The amount of the applicable margin is 0.75%, and the commitment fee on the unborrowed funds available under the Revolver is 0.15%.

The loans under the Interim Facility are guaranteed by certain of the Company’s significant subsidiaries. As of September 30, 2006, there were no balances outstanding under the Interim Facility. In November 2006, the Company borrowed $20 million under the facility to fund the $66.5 million settlement payment (see Note 7 – “Litigation and Regulatory Investigations”). The Credit Agreement contains various representations, warranties and covenants generally consistent with the 2004 credit facility. Financial covenants require the Company to meet certain financial tests on an on-going basis, including minimum net worth, minimum fixed charge coverage ratio, and total leverage ratio, based upon its consolidated financial results.

10.	Business Segment Information

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

Summarized financial information by business segment and for corporate operations for the three months ended September 30, 2006 and 2005 is presented below. Measures used to assess segment performance include revenues and operating earnings, exclusive of restructuring and impairment charges and litigation and regulatory settlements. Segment operating earnings exclude restructuring and impairment charges and litigation and regulatory settlements for specific matters described in Note 7 since they are not allocated to the segments for internal evaluation purposes. While these items are identifiable to the business segments, they are not included in the measurement of segment operating earnings provided to the chief operating decision maker for purposes of assessing segment performance and decision making with respect to resource allocation. Legal expenses for other litigation matters arising in the normal course of business are included in operating earnings of the reportable segments and corporate.

	Three Months Ended
	September 30,
	2006	2005
Revenues:
Investment Services	$151,660	$149,277
Insurance Services	59,875	56,397

Total consolidated revenues	$211,535	$205,674

Operating earnings for reportable segments:
Investment Services	$17,014	$19,447
Insurance Services	10,587	12,844

Total	$27,601	$32,291

Less reconciling items:

Corporate expenses	8,210	9,169

Litigation and regulatory settlements (net of recoveries):
Investment Services	$—	$164
Insurance Services	363	730
Corporate	1,377	3,548

Total litigation and regulatory settlements	$1,740	$4,442

Total consolidated operating earnings	$17,651	$18,680

	September 30,	June 30,
	2006	2006
Assets:
Investment Services	$638,586	$631,696
Insurance Services	576,877	601,036
Corporate	139,752	166,011

Total	$1,355,215	$1,398,743

11.	Acquisitions

Assets acquired and liabilities assumed in business combinations were recorded on the Company’s condensed consolidated balance sheets based on their estimated fair values as of the respective acquisition dates. The results of operations of business acquired by the Company have been included in the Company’s condensed statements of income as of their respective acquisition date through the end of the interim period. The excess of the purchase price over the estimated fair values of the assets acquired (both tangible and intangible) and liabilities assumed was allocated to goodwill. In certain circumstances, the allocations of the excess purchase price are based upon preliminary estimates and assumptions. Accordingly, the allocations are subject to adjustments based on final information, including appraisals and other analyses.

The Company acquired Ramkade Insurance Services, Inc. (d/b/a TIME Financial Services), a life insurance services business, on July 13, 2006 for cash consideration of approximately $9.0 million. The acquisition resulted in approximately $5.1 million of goodwill. Intangible assets acquired, which totaled approximately $1.6 million, consist primarily of broker contract rights, commission renewals and non-compete agreements that are being amortized over a weighted average life of 6.87 years. Proforma information has not been presented due to the lack of materiality. The total amount of goodwill assigned is not deductible for tax purposes.

The Company acquired substantially all the assets of D&O Concepts, Inc., David A. Ratner Associates, Inc. and David A. Ratner Associates of New Jersey, Inc., a commercial insurance services business, on September 1, 2006 for cash consideration of approximately $4.4 million. The acquisitions resulted in approximately $2.2 million of goodwill. Intangible assets acquired, which totaled approximately $2.2 million consists primarily of customer relationships and non-compete agreements that are being amortized over a weighted average life of 6.94 years. Proforma information has not been presented due to the lack of materiality. The total amount of goodwill assigned is expected to be deductible for tax purposes.

The Company acquired substantially all the assets of the environmental solutions business of James C. Hermann & Associates Ltd., a commercial insurance services business, on September 7, 2006 for cash consideration of approximately $2.3 million. The acquisition resulted in approximately $1.8 million of goodwill. Intangible assets acquired, which totaled approximately $0.5 million consists primarily of customer relationships and non-compete agreements that are being amortized over a weighted average life of 6.73 years. Proforma information has not been presented due to the lack of materiality. The total amount of goodwill assigned is expected to be deductible for tax purposes.

12.	Discontinued Operations

On September 15, 2005, the Company entered into an agreement to sell its Information Services segment, which included the Banking Solutions and Document Solutions divisions, to Open Solutions Inc. (“OSI”) for $471.3 million in cash. The transaction closed on March 3, 2006, and the Company recognized an after-tax gain of $203.7 million.

The Company has classified the results of operations of these businesses as discontinued operations. Operating results of these discontinued operations were as follows:

	Three months ended
	September 30,
	2006	2005
Revenues	$—	$50,836
Expenses	16	40,579

Income (loss) from discontinued operations, before taxes	(16)	10,257
Applicable income taxes	62	6,445

Income (loss) from discontinued operations, net of tax	$(78)	$3,812

The total tax expense associated with the disposition of the Information Services segment was $151.6 million, consisting of $156.7 million associated with the gain on the sale offset by a $5.1 million reversal of deferred tax liability associated with the business segment. All of these taxes associated with the disposition have been paid: $143.7 million during the fourth quarter of Fiscal 2006 and $13.0 million in July 2006.

13.	Repatriation of Foreign Earnings

The Company evaluated the provisions of the American Jobs Creation Act of 2004 (the “AJCA”), which includes a temporary incentive for U.S. multinationals to repatriate foreign earnings at a substantially reduced effective tax rate. The Company repatriated $33.7 million in Fiscal 2006 ($22.7 million in November 2005 and $11.0 million in June 2006) from certain of its foreign subsidiaries under the AJCA. The Company recorded tax charges of $1.3 million in November 2005 and $0.6 million in June 2006 for this repatriation.

14.	Other Commitments

On September 12, 2006, in connection with our initiative to explore strategic alternatives, we entered into retention bonus agreements with certain key employees, including certain executive officers of the Company. Under these agreements, we offered two separate bonus opportunities of equal amounts to selected employees. The first bonus payment will be payable March 8, 2007, if the employee remains with the Company. The second bonus payment will be payable September 8, 2007, if the employee remains with the Company and there has been a “change in control” of the Company. If any employee voluntarily terminates employment or is terminated for “cause” before a payment is made, the employee would not receive that payment. Aggregate future payments in connection with these bonuses and other retention bonuses may range up to $13.0 million. We will recognize the first bonus as compensation expense ratably over the service period, which ends on March 8, 2007. The second bonus will be recognized ratably over the remaining applicable service period upon the consummation of a “change of control” of the Company as specified in the agreement. As of September 30, 2006, the Company recognized $1.0 million in compensation expense associated with these bonus agreements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Business Overview
We provide outsourcing solutions that enable investment firms, insurance companies, and banks to more efficiently serve their customers, grow their businesses, and respond to evolving regulatory requirements. We currently support clients in the financial services industry through two business segments: Investment Services and Insurance Services.
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
Recent Developments
On August 10, 2006, our Board of Directors accepted the resignation of Russell P. Fradin, our President, Director and Chief Executive Officer effective September 5, 2006. Robert J. Casale, the Chairman of our Board of Directors, will serve as Interim President and Chief Executive Officer while we seek a permanent successor. We also announced that we initiated a process to explore strategic alternatives as part of our continued efforts to maximize shareholder value. Our Board of Directors has engaged Bear, Stearns & Co., Inc., a related party, to advise us in connection with this process.
On September 12, 2006, in connection with our initiative to explore strategic alternatives, we entered into retention bonus agreements with certain key employees, including certain executive officers of the Company. Under these agreements, we offered two separate bonus opportunities of equal amounts to selected employees. The first bonus payment will be payable March 8, 2007, if the employee remains with the Company. The second bonus payment will be payable September 8, 2007, if the employee remains with the Company and there has been a “change in control” of the Company. If any employee voluntarily terminates employment or is terminated for “cause” before a payment is made, the employee would not receive that payment. Aggregate future payments in connection with these bonuses and other retention bonuses may range up to $13.0 million. We will recognize the first bonus as compensation expense ratably over the service period, which ends on March 8, 2007. The second bonus will be recognized ratably over the remaining applicable service period upon the consummation of a “change of control” of the Company as specified in the agreement. As of September 30, 2006, the Company recognized $1.0 million in compensation expense associated with these bonus agreements.
Results of Operations
On September 15, 2005, we entered into an agreement to sell our Information Services segment, which included the Banking Solutions and Document Solutions divisions, to Open Solutions Inc. for $471.3 million in cash. The transaction closed on March 3, 2006, and we recognized an after-tax gain of $203.7 million. In accordance with FAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”), the financial results of our Information Services segment are reported as discontinued operations for all periods presented. Accordingly, historical amounts are reflected exclusive of discontinued operations.

The following table presents the percentage of revenues represented by each item in our condensed consolidated statements of income for the periods indicated:

	Three Months Ended
	September 30,
	2006	2005
Revenues	100%	100%

Operating costs and expenses:
Service and operating	66.8	64.6
Selling, general and administrative	18.3	18.3
Depreciation and amortization	5.8	5.8
Litigation and regulatory settlements	0.8	2.2

Total operating costs and expenses	91.7	90.9

Operating earnings	8.3	9.1
Interest income	0.9	0.7
Interest expense	(0.4)	(2.8)
Investment gains and other	0.1	—

Income from continuing operations before income taxes	8.9	7.0
Income taxes	2.3	2.3

Income from continuing operations	6.6	4.7

Income from discontinued operations, net of tax	—	1.8

Net income	6.6%	6.5%

Comparison of the Three Months Ended September 30, 2006 with the Three Months Ended September 30, 2005
Continuing Operations
Revenues increased 2.9% from $205.7 million for the three months ended September 30, 2005 to $211.5 million for the three months ended September 30, 2006. Revenue growth was derived through increased sales to existing clients, sales to new clients and the impact of acquired businesses, partially offset by client attrition in our Fund Services business. Our internal revenue growth (excluding acquisitions and divestitures) approximated 1.7% for the three months ended September 30, 2006 versus a year ago.
Service and operating expenses increased 6.3% from $132.9 million for the three months ended September 30, 2005 to $141.3 million for the three months ended September 30, 2006 and increased as a percentage of revenues from 64.6% to 66.8%. The dollar and percentage increase was primarily due to higher headcount-related costs in our Alternative Investment Services businesses and the impact of acquisitions in our Insurance Services segment, partially offset by cost reductions in our Fund Services business as a result of the impact of client attrition on certain fund expenses.
Selling, general and administrative expenses increased 2.8%, or $1.1 million, from $37.6 million for the three months ended September 30, 2005 to $38.7 million for the three months ended September 30, 2006 and did not change as a percentage of revenues. The dollar increase was primarily due to an increase in professional and consulting fees in our Alternative Investment Services businesses and Insurance Services segment and additional headcount-related costs in our Retirement Services business. This was somewhat offset by lower headcount and severance related costs in corporate.
Operating margins were 8.3% and 9.1% for the three months ended September 30, 2006 and 2005, respectively. Operating earnings decreased by $1.0 million to $17.7 million for the three months ended September 30, 2006 compared to $18.7 million for the same period in the prior year. The margin and dollar declines were primarily due to an increase in headcount-related costs, primarily in our Alternative Investment

Services businesses, and the impact of acquisitions. These costs were offset by an increase in revenues coupled with a decrease in charges for litigation and regulatory settlements.
Interest expense was $0.7 million for the three months ended September 30, 2006, compared to $5.9 million a year ago. The decline in interest expense was primarily due to our repayment of $300 million of convertible subordinate notes and $54 million of term loans in Fiscal 2006.
The provision for income taxes of $5.0 million and $4.7 million for the three months ended September 30, 2006 and 2005, respectively, represent an effective tax rate of 26.1% in 2006 and 33.0% in 2005. The effective tax rate for the three months ended September 30, 2006 was impacted by the reversal of a loss contingency for state taxes for which the statute of limitations has expired, and a more favorable mix of foreign and domestic income. For the three months ended September 30, 2005, the effective tax rate was impacted by permanent differences associated with certain error corrections in the Life Insurance Services business.
Discontinued Operations
See Note 12 – “Discontinued Operations.”
Restructuring and Impairment Charges
We did not incur any restructuring costs during the three months ended September 30, 2006 and 2005. In Fiscal 2006, restructuring charges of $1.4 million were primarily related to the relocation of our corporate headquarters from New York to Roseland, New Jersey. The restructuring charges represent the excess of the future minimum lease commitments of the former New York headquarters over the expected sublease income, partially offset by a related deferred rent liability of approximately $0.3 million. The following summarizes activity with respect to our restructuring activities for the three months ended September 30, 2006:

Restructuring accrual at June 30, 2006	$1,729

Expense provision:
Facility closure	—

Cash payments and other	150

Remaining accrual at September 30, 2006:
Employee severance	—
Facility closure	1,579

Total	$1,579

Litigation and Regulatory Settlements
We are currently subject to legal proceedings and claims, including class action lawsuits and a shareholder derivative lawsuit, and regulatory investigations. See Part II, Item 1, “Legal Proceedings,” and Note 7 – “Litigation and Regulatory Investigations.”
Amounts accrued as part of litigation and regulatory settlements are as follows:

	September 30,	June 30,
	2006	2006
Regulatory settlement – Fund Services	$21,403	$21,403
Class action suit settlement	66,500	66,500
SEC settlement – financial restatements	25,100	25,100
Other	2,358	2,358

	$115,361	$115,361

We expensed the following amounts related to estimated settlement costs and legal fees in connection with the aforementioned litigation and investigatory matters for the three months ended September 30, 2006 and 2005:

	Three Months Ended
	September 30,
	2006	2005
Litigation	$5,533	$4,278
Regulatory settlement	—	164
Insurance recoveries	(3,793)	—

	$1,740	$4,442

In Fiscal 2006, we reached an agreement regarding coverage with our insurance carriers that resulted in an insurance recovery of $11.9 million for certain legal expenses incurred by us in connection with the aforementioned litigation and investigatory matters. For the three months ended September 30, 2006, we recognized an additional recovery of $3.8 million from our insurance carriers. Amounts recovered under the agreement have been recognized as a reduction to legal expenses. Subsequent to September 30, 2006, we reached agreement and received final payments from three of our insurance carriers and filed a request for mediation under our policy to assert a claim against the remaining carrier. We have received insurance proceeds of $16.0 million associated with our directors and officers policy and $5.0 million associated with our errors and omissions policy, $5.3 million of which will be recognized in the second quarter of Fiscal 2007.
Legal fees and related costs for litigation arising in the ordinary course of business, and exclusive of the specific aforementioned litigation and investigatory matters, are included in the caption, “Selling, general and administrative” in the accompanying consolidated statements of income.
Segment Information
The following table sets forth revenue and operating income by business segment and for corporate operations for the three months ended September 30, 2006 and 2005. Measures used to assess segment performance include revenues and operating earnings, exclusive of restructuring and impairment charges and litigation and regulatory settlements. Segment operating earnings exclude restructuring and impairment charges and litigation and regulatory settlements since they are not allocated to the segments for internal evaluation purposes. While these items are identifiable to the business segments, they are not included in the measurement of segment operating earnings provided to the chief operating decision maker for purposes of assessing segment performance and decision making with respect to resource allocation.

	Three Months Ended
	September 30,
	2006	2005
Revenues:
Investment Services	$151,660	$149,277
Insurance Services	59,875	56,397

Total consolidated revenues	$211,535	$205,674

Operating earnings for reportable segments:
Investment Services	$17,014	$19,447
Insurance Services	10,587	12,844

Total	$27,601	$32,291

Less reconciling items:

Corporate expenses	8,210	9,169

Litigation and regulatory settlements (net of recoveries):
Investment Services	$—	$164
Insurance Services	363	730
Corporate	1,377	3,548

Total litigation and regulatory settlements	$1,740	$4,442

Total consolidated operating earnings	$17,651	$18,680

Operating margins:
Investment Services	11.2%	13.0%
Insurance Services	17.7%	22.8%
For the three months ended September 30, 2006, internal revenue growth for Investment Services and Insurance Services approximated 1.6% and 2.0%, respectively, as compared to the same period in the prior year
Revenues in the Investment Services business segment increased $2.4 million, or 1.6%, during the three months ended September 30, 2006, over the same period in the prior year. The increase in revenue is primarily due to strong revenue growth in our Alternative Investment Services businesses which benefited from the impact of new clients versus a year ago. In addition, revenues grew in our Retirement Services business as we were able to provide increased plan amendment services to our existing client base. Finally, revenues declined in our mutual fund services business due to key client losses and the reduction of certain fees to existing clients. Operating income in the Investment Services business segment decreased $2.4 million, or 12.5%, for the three months ended September 30, 2006, as compared to the respective year ago period. Operating margin declined to 11.2% for the three months ended September 30, 2006 versus 13.0% in the year ago period. The decrease in margin and operating income resulted from higher headcount-related costs in our Alternative Investment Services businesses, where we continue to expand our service capacity, and higher professional and consulting fees for the segment as a whole. In our Fund Services business, costs reductions resulting from the loss of key clients were not enough to offset the impact of lower revenues. For the full fiscal year 2007, margins in the Investment Services segment are expected to be comparable but slightly lower than the prior year, and internal revenue growth is expected to expand modestly. New business revenue growth has been delayed to some extent in Investment Services, pending the conclusion of the strategic alternative review process.
Revenues in the Insurance Services business segment increased $3.5 million, or 6.2%, during the three months ended September 30, 2006, over the same period in the prior year. The increase in revenues was primarily due to the impact of acquisitions made during the quarter in both the life insurance and commercial insurance businesses. Operating income in the Insurance Services business segment decreased $2.3 million, or 17.6%, for the three months ended September 30, 2006, as compared to the respective year ago period. Operating margins declined to 17.7% for the three months ended September 30, 2006 versus 22.8% in the year ago period. The dollar and margin decrease was primarily due to the impact of acquisitions, increased headcount-related costs and increased professional and consulting fees. For the full fiscal year 2007, margins in the Insurance Services segment are expected to be comparable but slightly lower than the prior year, and internal revenue growth is expected to expand modestly.
Corporate operations represent charges for our human resources, legal, accounting and finance functions, and various other unallocated overhead charges. Corporate expenses of $8.2 million for the three months ended September 30, 2006 decreased from $9.2 million in the same period last year primarily due lower headcount and severance related costs. However, this cost reduction was offset somewhat by a $1.0 million expense associated with our company-wide retention bonus program (See Note 14 – “Other Commitments”).
Financial Condition
At September 30, 2006 and June 30, 2006, we had cash and cash equivalents of $134.6 million and $159.6 million, respectively. Cash and cash equivalents held outside the U.S. at September 30, 2006 and June 30, 2006 amounted to $33.6 million and $26.3 million, respectively. Cash and cash equivalents were impacted by net payments made for business acquisitions of $15.4 million and a final tax payment of $13.0 million related to the disposition of our Information Services segment. Stockholders’ equity increased to $959.7 million at September 30, 2006 from $941.6 million at June 30, 2006. Stockholders’ equity benefited from net income and the utilization of treasury stock for stock option exercises.
Capital expenditures, including capitalized software costs, were $5.8 million for the three months ended September 30, 2006.
Liquidity and Capital Resources
Our cash requirements and liquidity needs over the next twelve months are expected to be funded through cash on hand, cash flow generated from operations and our capacity to borrow. Our current revolving credit facility provides for borrowings of up to $100 million. On March 14, 2006, we used the net proceeds from the sale of the Information Services segment for the repayment of the $300 million of outstanding 4% convertible subordinated notes due March 2006 (see Note 9 – “Borrowings”). At September 30, 2006, we had $135 million in cash and cash equivalents and working capital of $89 million. Subsequent to September 30, 2006, we paid $113.0 million to settle our class action suits and the SEC investigations. The settlements were funded through a combination of cash on hand and our existing credit facility (see Note 7 – “Litigation and Regulatory Investigations”).
In January 2006, we entered into a Credit Agreement with a syndicate of lenders, providing for (i) an interim revolving credit facility in an aggregate amount of up to $100 million (the “Revolver”) and (ii) an interim term loan in an aggregate amount of up to $300 million (the “Term Loan,” together with the Revolver, the “Interim Facility”). The proceeds of the Revolver may be used for working capital and other corporate purposes. The Term Loan commitment was subsequently cancelled since the proceeds were no longer required to repay the $300 million of Notes. On August 31, 2006, we amended the Credit Agreement to, among other things, extend the Maturity Date of the Interim Facility from January 2, 2007 to June 30, 2007, lower the applicable margin rate on Eurodollar borrowings from 1.25% to 0.75% and lower the commitment fee on the unborrowed funds from 0.25% to 0.15%. On November 15, 2006, we entered into a second amendment to the Credit Agreement to, among other things, extend to January 15, 2007 the time to deliver the Fiscal 2006 Form 10-K and the related compliance certificate and to also extend the time to deliver our Form 10-Q for the first and second quarters of Fiscal 2007 until March 1, 2007 and May 1, 2007, respectively, without resulting in a default. The amendment allows us to seek an extension in the Maturity Date of the Credit Agreement from June 30, 2007 to December 31, 2007 and includes an uncommitted accordion feature that allows us to request a term loan of up to $50 million under the Interim Facility. The lender, or participating lenders if the Interim Facility is syndicated, has no obligation to make such term loan. In November 2006, we borrowed $20 million under the facility to help fund the $66.5 million class action settlement payment. On December 20, 2006, we entered into a third amendment to the Credit Agreement to, among other things, provide for a term loan in the aggregate amount of up to $50 million, which could have been drawn on or before January 15, 2007. We did not draw down on the term loan.
At September 30, 2006, we had no outstanding borrowings against our $100 million revolving credit facility. In December 2005, we repaid the remaining balance of $54 million under the term loan portion of our previous credit facility. At September 30, 2006, we had $5.4 million outstanding in letters of credit.

We manage our debt structure and interest rate risk through the use of fixed- and floating-rate debt. While changes in the interest rates could decrease our interest income or increase our interest expense, we do not believe that we have a material exposure to changes in interest rates based on the relative size of our interest bearing assets and liabilities. We do not undertake any specific actions concerning exposure to interest rate risk, and we are not party to any interest rate derivative transactions. Previously, we utilized foreign currency forward contracts to manage our foreign exchange risk. These instruments were designated as cash flow hedges and were recognized as earnings in the same period as the items that they generally offset. There are no foreign currency contracts in place as of September 30, 2006.
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
Accounts receivable represented 53 and 45 days sales outstanding (“DSO”) at September 30, 2006 and 2005, respectively, based on quarterly revenues. The calculation of DSO for accounts receivable excludes insurance premiums and commissions receivable arising from our insurance-related businesses. DSO is less relevant for this type of receivable because it includes premiums that are ultimately remitted to the insurer and not recognized as revenue. Additionally, certain life insurance commissions due from insurance carriers have customary payment terms of up to twelve months. We perform credit evaluations of our customers in conjunction with our new business development processes. The customers are assessed for credit worthiness based on their financial position, and payment terms are generally negotiated at the time contracts are signed. We regularly evaluate our accounts receivable position relative to our revenues and monitor our accounts receivable aging as part of managing our receivable portfolio. Credit risk is generally mitigated by reasonably short payment terms, the nature of our customers (i.e., commercial banks, multi-line financial institutions, mutual funds, and insurance carriers) and our large and diverse customer base. We generally do not require collateral for accounts receivable and maintain an allowance for doubtful accounts of $2.6 million at September 30, 2006.
For the three months ended September 30, 2006, operating activities used cash of $4.1 million, including a tax payment of $13.0 million related to the sale of our Information Services segment in Fiscal 2006. Net income from continuing operations totaled $14.0 million, with depreciation and amortization of $12.2 million, deferred taxes of $1.7 million, and other non-cash charges of $1.6 million, offset by changes in working capital items of $20.9 million. Investing activities used cash of $22.1 million, including $15.4 million in net payments for the acquisition of businesses and $5.8 million of capital expenditures. Financing activities provided cash of $1.2 million, including the proceeds from the issuance of stock of $2.8 million, proceeds from the exercise of stock options of $0.6 million, offset by the repurchase of common stock of $1.1 million and payment of long term debt of $0.5 million.
Repurchases of our common stock have occurred from time to time in the open market to offset the possible dilutive effect of shares issued under employee benefit plans, for possible use in future acquisitions, and for general and other corporate purposes. The following table presents stock repurchase activity during the three months ended September 30, 2006 and the year ended June 30, 2006 under programs authorized by the Board of Directors, disclosing total shares repurchased under each program and the associated cost. Upon authorization of each new stock repurchase program, the former program is superseded and replaced. The current repurchase program has no set expiration date. In addition to shares purchased in the open market under the buy-back program, we also purchase shares of common stock held by employees who wish to tender owned shares to satisfy tax withholding on restricted stock vesting and Rabbi Trust distributions. In March 2005, we suspended our open market stock repurchase program and do not currently expect to engage in further stock repurchase activity under the program until we complete our evaluation of strategic alternatives. All of the shares purchased in the quarter ended September 30, 2006 were surrendered to us by employees in order to satisfy tax withholding obligations.

	Three Months Ended		Year Ended
	September 30, 2006		June 30, 2006
	Shares	Cost	Shares	Cost
Share repurchase programs:
$100 million, authorized November 2003	99	$1,053	76	$1,140
Critical Accounting Policies
Our consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect reported amounts of assets, liabilities, revenues and expenses. We continually evaluate the accounting policies and estimates used to prepare the consolidated financial statements. The estimates are based on historical experience and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by management. Certain accounting policies that require significant management estimates and are deemed critical to our results of operations or financial position are discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2006 in the Critical Accounting Policies section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.
New Accounting Pronouncements
In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting for Changes and Error Corrections – A Replacement of APB Opinion No. 20 and FASB Statement No. 3” (“FAS 154”). FAS 154 requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. We have adopted FAS 154 effective July 1, 2006. The adoption of FAS 154 did not have a material impact on our financial position and results of operations.
In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment to FASB Statements No. 133 and 144” (“FAS 155”). FAS 155 simplifies the accounting for certain hybrid financial instruments containing embedded derivatives. FAS 155 allows fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation under FAS 133. In addition, it amends FAS 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. We have adopted FAS 155 effective July 1, 2006. The adoption of FAS 155 did not have a material impact on our financial position and results of operations.
In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140” (“FAS 156”). This Statement amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to accounting for separately recognized servicing assets and servicing liabilities. This Statement clarifies when servicing rights should be separately accounted for, requires companies to account for separately recognized servicing rights initially at fair value, and gives companies the option of subsequently accounting for those servicing rights at either fair value or under the amortization method. FAS 156 is effective for fiscal years beginning after September 15, 2006 (our Fiscal 2008). The implementation of FAS 156 is not expected to have a material impact on our consolidated financial statements.
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
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures” (“FAS 157”). FAS 157 defines fair value and establishes a framework for measuring fair value in accordance with generally accepted accounting principles. This Statement also applies to other accounting pronouncements that require or permit a fair value measure. As defined by this Statement, the fair value of an Asset or Liability would be based on an “exit price” basis rather than an “entry price” basis. Additionally, the fair value should be market-based and not an entity-based measurement. FAS 157 is effective for fiscal years beginning after November 15, 2007 (our Fiscal 2009). The implementation of FAS 157 is not expected to have a material impact on our consolidated financial statements.
In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for the first fiscal year ending after November 15, 2006. We plan to apply the provisions of SAB 108 in our Annual Report on Form 10-K for the year ending June 30, 2007. We do not expect the application of this interpretation to have an impact on our financial position or results of operations.
Off-Balance Sheet Arrangements
As of September 30, 2006, we did not have any off-balance sheet arrangements, as contemplated in Item 303(a)(4)(ii) of SEC Regulation S-K, other than outstanding letters of credit totaling $5.4 million. Our $300 million Convertible Subordinated Notes were paid off on March 14, 2006.
Forward-Looking Statements
This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this report contain “forward-looking statements” within the meaning of the securities laws that are based on management’s current expectations, estimates, forecasts and assumptions concerning future events. In addition, other written or oral statements that constitute forward-looking statements may be made by or on behalf of management. These statements are subject to numerous known and unknown risks, uncertainties and assumptions, many of which are beyond our control, that could cause actual events or results to differ materially from those projected. Words such as “will,” “believes,” “anticipates,” “expects,” “intends,” “estimates, “projects,” “plans,” “targets,” and variations of such words and similar expressions are intended to identify such forward-looking statements, although not all forward-looking statements contain such identifying words. Except as required under the federal securities laws and the rules and regulations of the Securities and Exchange Commission (“SEC”), we do not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, changes in assumptions or otherwise. Although we believe that our plans, intentions, and expectations reflected in or suggested by the forward-looking statements made in this report are reasonable, there can be no assurance that such plans, intentions or expectations will be achieved.
The risks, uncertainties and assumptions which forward-looking statements are subject to include: the impact of our evaluation of strategic alternatives; achieving planned revenue growth in each of our business units; renewal of material contracts in our business units consistent with past experience; successful and timely integration of significant businesses acquired by us and realization of anticipated synergies; our ability to successfully compete on price, products, and services with U.S. and non-U.S. competitors, including new entrants; changes in U.S. and non-U.S. governmental regulations; the timely implementation of our financial plans; general U.S. and non-U.S. economic and political conditions, including the global economic environment and interest rate and currency exchange rate fluctuation; continuing development and maintenance of appropriate business continuity plans for our processing systems; absence of consolidation among client financial institutions or other client groups; timely conversion of new customer data to our platforms; attracting and retaining qualified key employees; no material breach of security of any of our systems; control of costs and expenses; continued availability of financing, and financial resources on the terms required to support our future business endeavors; the mix of products and services; costs and risks associated with remediating material weaknesses in our internal controls over financial reporting and compliance with Section 404 of the Sarbanes-Oxley Act; and the outcome of pending and future litigation and governmental or regulatory proceedings. Additional information concerning these and other risks and uncertainties is contained in our filings with the SEC, including our Annual Report on Form 10-K for the year ended June 30, 2006.
These are representative of the risks, uncertainties and assumptions that could affect the outcome of the forward-looking statements. In addition, such statements could be affected by general industry and market conditions and growth rates, and other future events.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We do not have material exposure to market risk from derivative or non-derivative financial instruments. We do not utilize such instruments to manage market risk exposures or for trading or speculative purposes. We do, however, invest available cash and cash equivalents in highly liquid financial instruments with original maturities of three months or less. As of September 30, 2006, we had approximately $134.6 million of cash and cash equivalents invested in highly liquid debt instruments purchased with original maturities of three months or less, including $33.7 million of overnight repurchase agreements. We believe that potential near-term losses in future earnings, fair values and cash flows from reasonably possible near-term changes in the market rates for such instruments are not material to us. We manage our debt structure and interest rate risk through the use of fixed- and floating-rate debt. While changes in interest rates could decrease our interest income or increase our interest expense, we do not believe that we have a material exposure to changes in interest rates based on the relative size of our interest bearing assets and liabilities. We do not undertake any specific actions concerning exposure to interest rate risk and we are not party to any interest rate derivative transactions.
We conduct a portion of our business internationally exposing earnings, cash flows and financial position to foreign currency risks. The majority of these risks are associated with transactions denominated in currencies other than our functional currency. Our policy on foreign currency risk is to manage these risks to the extent they have the potential to be material.
In the past, we entered into foreign currency forward contracts to manage risks associated with fluctuations in foreign currency exchange rates related to specifically- identified operating expenses. At September 30, 2006, we did not have any foreign currency forward contracts. At September 30, 2005, the outstanding contracts totaled $0.7 million in notional value and required us to purchase currencies at specified rates. These instruments were accounted for as foreign currency cash flow hedges of specifically identified euro-denominated operating expenses. Changes in the fair value of these instruments were carried in other comprehensive income and were reclassified to service and operating expenses when the underlying hedged operating expenses were recognized.

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
We carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our CEO and CFO concluded our disclosure controls and procedures were not effective as of September 30, 2006, at the reasonable assurance level, because of the material weaknesses described in Item 9A of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006 (the “2006 Form 10-K”), which we are still in the process of remediating. Please see “Management’s Report on Internal Control over Financial Reporting” in Item 9A of the 2006 Form 10-K for a full description of these weaknesses.
Notwithstanding the material weaknesses described in Item 9A of the 2006 Form 10-K, we believe our condensed consolidated financial statements presented in this Quarterly Report on Form 10-Q fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for all periods presented herein.
Changes in Internal Control Over Financial Reporting
There have been no changes to the Company’s internal control over financial reporting during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Remediation Efforts
As of the date of this filing, we have taken or are currently taking the following steps to strengthen our internal control over financial reporting. Notwithstanding such efforts, the material weaknesses described in Item 9A of the 2006 Form 10-K, will not be remediated until the new controls operate for a sufficient period of time and are tested (in accordance with the requirements of Section 404 of the Sarbanes-Oxley Act) to enable management to conclude that the controls are operating effectively. Until full remediation of these material weaknesses, we are relying on enhanced accounting reviews by corporate finance; certain manual procedures, including the centralized review of key contracts and transactions; and the utilization of outside professionals to supplement our staff in assisting us in meeting the objectives otherwise fulfilled by an effective control environment.
1.	Control environment. We have taken, and are developing further plans to take, significant actions to improve our control environment and eliminate the material weakness. The Company hired a new CFO in August 2005 to oversee the transition of financial responsibilities, address staffing matters and implement improved controls and procedures. Our CEO and CFO, together with other senior executives, are committed to maintaining a strong control environment, high ethical standards and financial reporting integrity. Several of these steps have been taken as of the date of this filing but have not been in place for a sufficient period of time for management to conclude that the material weakness has been remediated:
•	Evaluated key financial positions and added senior management personnel focused on financial accounting, financial reporting and financial controls, resulting in the replacement of eight out of the ten most senior finance positions in the Company including CFO, Controller, Vice President of Internal Audit, and Assistant Controller. We continue to evaluate and take appropriate actions with respect to certain employees in management, internal audit and financial reporting functions, which may include further training, supervision and/or reassignment.

•	Created a direct reporting line from the business unit accountants to the Corporate Controller in an effort to ensure the independence of accounting decisions.

•	Created new controller positions for each of our businesses.

•	Continue to develop and revise our written accounting policies and procedures to establish a comprehensive up-to-date accounting manual, including revenue and expense recognition guidelines and processes.

•	Establish enhanced quarterly accounting reviews and formal training programs for financial staff in an effort to ensure all relevant personnel are familiar with our accounting policies, control processes and have the necessary competency, training and supervision for their assigned level of responsibility and the nature and complexity of our business.

•	Required all finance staff to complete ethics training.

•	Engaged third party education material vendor to provide course material for continuing education for all finance personnel.

•	Continue to enhance our “tone at the top” and “whistleblower” procedures, including the engagement of a third party vendor to provide an independent whistleblower hotline service, to increase the likelihood that concerns related to financial reporting or the control environment will be timely reported and properly evaluated.

•	Maintain and enhance a quarterly and annual sub-certification process requiring written confirmations from business and finance managers as to the operating effectiveness of our disclosure controls and procedures and internal control over financial reporting.
Notwithstanding such effort, the material weakness described in Item 9A of the 2006 Form 10-K has not yet been remediated.

2.	Controls over revenue recognition. The following are the actions we have taken or plan on taking, to improve our controls over revenue recognition and eliminate the material weakness:
•	Implemented procedures to ensure new customer contracts are identified and evaluated by the appropriate level of personnel within each operating division to ensure proper recording of revenue and deferred revenue, with particular attention given to contracts with up front payments terms, including conversion fees.

•	Developed procedures to ensure the accounting for significant and unusual contracts are reviewed by qualified, senior level personnel within the corporate finance department.

•	Continue to enhance contractual documentation requirements for all new and existing business relationships to ensure proper accounting treatment and disclosure.

•	Implement procedures to enhance month-end closing procedures to ensure that timely, effective and consistent reconciliations are performed and reviewed by qualified personnel within the finance organization, with particular emphasis on revenue recorded for services yet to be billed.

•	Continue to add and retain technical accounting personnel and enhance supervision with regard to, among other things, timely account analysis and review and approval of significant revenue transactions.

•	Continue to develop processing systems to provide more automation, accuracy and control in invoicing and recording revenue transactions.
Notwithstanding such effort, the material weakness described in Item 9A of the 2006 Form 10-K has not yet been remediated.

3.	Controls over insurance commissions payable. The following are the actions we are taking, or plan on taking, to improve our controls over insurance commission payables and eliminate the material weakness:
•	Continue to develop processing systems to provide more automation, accuracy and control in recording insurance commissions payable transactions.

•	Continue to improve procedures for verifying and documenting insurance commissions payable, including the review of account reconciliations, account analyses and supporting documentation.

•	Continue to implement procedures ensuring qualified, senior level personnel within the finance organization review the impact of insurance commissions receivable and commissions payable transactions, including supporting documentation, and are responsible for the review and approval of all related accounting considerations and schedules.
Notwithstanding such effort, the material weakness described in Item 9A of the 2006 Form 10-K has not yet been remediated.

4.	Controls over segregation of duties at certain international locations. The following are the actions we are taking, or plan on taking, to improve our controls over certain international locations in our Hedge Fund Services business and eliminate the material weakness:
•	Continue to add technical accounting personnel and enhance supervision with regard to, among other things, timely review and approval of all related accounting considerations and schedules.

•	Perform a comprehensive review of financial accounting processes and internal controls to facilitate the development of more effective internal controls over financial reporting, with particular emphasis on segregation of duties.

•	Enhance our analytical and review procedures with respect to our international locations, including but not limited to the utilization of outside professionals to supplement our staff.
Notwithstanding such effort, the material weakness described in Item 9A of the 2006 Form 10-K has not yet been remediated.
We are committed to completing the actions described above as soon as possible and believe the implementation of these new controls will improve our internal control over financial reporting.

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
The remaining putative class action purported to be brought on behalf of all persons who acquired BISYS securities from the Company as part of private equity transactions during the class period. The complaint generally asserted that the Company and certain of its officers allegedly violated the federal securities laws in connection with the purported issuance of false and misleading information concerning the Company’s financial condition, and seeks damages in an unspecified amount. The Court subsequently consolidated plaintiff’s complaint into the above complaint, but in August 2006, a magistrate judge issued a recommendation to the Court that it not certify the proposed class of non-publicly traded Company security holders. Plaintiff subsequently filed objections to the magistrate judge’s recommendation.
On October 16, 2006, the Company announced that it had reached an agreement in principle to settle the consolidated class action lawsuit (including claims relating to the second restatement filed on April 26, 2006), as well as the remaining putative class lawsuit on an individual basis. The parties signed two definitive stipulations of settlement dated as of October 30, 2006. Under the proposed settlements, the Company paid an aggregate of $66.5 million in cash into escrow accounts on November 15 and 16, 2006. The consolidated class action settlement received preliminary Court approval on November 6, 2006 but remains subject to, among other things, final Court approval. Following such approval, the funds will be disbursed to certain purchasers of BISYS securities according to a Court-approved distribution plan. A fairness hearing for the consolidated class action settlement was held on January 18, 2007, at which time the Court took the matter under advisement. If the Court determines that the settlement is fair to the class members, the settlement will be approved. The settlements include no admission of wrongdoing by the Company or any of the individual defendants, and were funded through a combination of cash on hand and the Company’s existing credit facility. The Company has reached an agreement with three of its insurers to recover a total of $16 million under its $25 million directors and officers liability policy. The Company has also filed a request for mediation under its insurance policy to assert a claim against an additional insurance carrier. The claim is for recovery of monetary losses of $5 million paid by the Company in excess of policy limits to settle the securities class action lawsuit. There can be no assurance that the claim will be successful. The Company will not record a recovery related to this claim prior to final settlement.
The derivative complaints filed in 2004 purported to be brought on behalf of the Company and generally asserted that certain officers and directors were liable for alleged breaches of fiduciary duties, abuse of control, gross mismanagement, waste, and unjust enrichment that purportedly occurred between October 23, 2000 and the time of the filing. The derivative complaints sought disgorgement, a constructive trust and damages in an unspecified amount. The Court ordered that the derivative actions be consolidated into a single action and on November 24, 2004, plaintiffs filed a consolidated amended complaint. On January 24, 2005, the Company and the individual defendants filed separate motions to dismiss the complaint. On October 31, 2005, the Court granted defendants’ motions, dismissing on the merits plaintiffs’ claim under Section 304 of the Sarbanes-Oxley Act of 2002 on the ground that the Act does not create a private right of action upon which plaintiffs may sue. Having so ruled, the Court also dismissed plaintiffs’ state law claims on the ground that it lacked subject matter jurisdiction over them. Plaintiffs appealed the rulings, but subsequently determined to dismiss with prejudice their appeal to the United States Court of Appeals for the Second Circuit and the Company agreed to such dismissal. Plaintiffs then filed similar derivative complaints in New Jersey state court and subsequently dismissed one of the actions. The Company has commenced preliminary settlement negotiations with the attorneys representing the remaining shareholder to address the issues raised in her complaint.
The Company’s Life Insurance Services division is involved in litigation with a West Coast-based distributor of life insurance products, with which it had a former business relationship. The lawsuit, which is captioned Potomac Group West, Inc., et al, v. The BISYS Group, Inc., et al, was filed in September 2002 in the Circuit Court for Montgomery County, Maryland. The original complaint asserted breach of contract and a number of tort claims against BISYS, several subsidiaries, and several employees. The Court subsequently dismissed all claims against BISYS, its subsidiaries, and its employees, leaving only a breach of contract claim against one BISYS subsidiary. Plaintiffs continue to assert that they have not been paid all monies due for covered insurance policies. A jury trial commenced on January 22, 2007. The Company intends to continue to vigorously defend the claims asserted and has asserted a number of counterclaims. The Company believes that it has adequate defenses against claims arising in such litigation and that the outcome of this matter will not have a material adverse effect upon its financial position, results of operations or cash flows.
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
Regulatory Investigations
The Company notified the SEC in May 2004 that it would restate certain prior period financial statements, and subsequently the SEC Staff advised the Company that the SEC was conducting an investigation into the facts and circumstances related to this restatement. On May 17, 2004, the Company announced that it would restate its financial results for the fiscal years ended June 30, 2003, 2002, and 2001 and for the quarters ended December 31 and September 30, 2003 (the “2004 restatement”) in order to record adjustments for correction of errors resulting from various accounting matters in the Life Insurance Services division. An amended Annual Report on Form 10-K for the fiscal year ended June 30, 2003 was filed with the SEC on August 10, 2004 along with amended Quarterly Reports on Form 10-Q for the quarters ended December 31 and September 30, 2003 to reflect the restated financial results. In July 2005, the Company determined that an additional restatement of previously issued financial statements was necessary and the SEC’s investigation was expanded to include the 2005 restatement. The Company has cooperated and intends to continue to cooperate with the SEC’s investigation, which has resulted in significant expenses. On November 3, 2006, the Company announced that it had reached an agreement in principle with the SEC Staff, which would, if approved by the SEC and the court in which the SEC’s complaint will be filed, settle the SEC’s investigation into the 2004 and 2005 restatements. Under the proposed settlement, which remains subject to final approval by the Commission, the Company will consent to refrain from future violations of the reporting, books and records and internal controls provisions of the federal securities laws and related SEC rules. The Company has agreed to pay $25.1 million in disgorgement and prejudgment interest, which amount was placed in escrow in January 2007, pending the determination by the SEC to accept or reject the offer of settlement.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Issuer Purchases of Equity Securities
During the three months ended September 30, 2006, the Company purchased 99,322 shares of common stock into treasury, to satisfy tax withholding on restricted stock vesting and Rabbi Trust distributions. No shares were repurchased in the open market during the quarter under the November 2003 stock repurchase program.

			(c) Total Number	(d) Approximate
			of Shares	Dollar Value of
			Purchased as Part	Shares that May
	(a) Total Number		of Publicly	Yet Be Purchased
	of Shares	(b) Average Price	Announced Plans	Under the Plans or
Period	Purchased	Paid per Share	or Programs	Programs
July 2006	4,588	$13.32	4,098,568	39,479,332
August 2006	72,593	9.89	4,171,161	38,761,264
September 2006	22,141	12.39	4,193,302	38,487,011
Total	99,322	10.61
Effective November 12, 2003, the Board of Directors authorized a stock buy-back program of up to $100 million. Purchases have occurred and will continue to occur from time to time in the open market to offset the possible dilutive effects of shares issued under employee benefit plans, for possible use in future acquisitions, and for general and other corporate purposes. In March 2005, the Company suspended the November 2003 stock repurchase program, and it does not currently expect to engage in further stock repurchase activity under the November 2003 program until the Company completes its evaluation of strategic alternatives.
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