Form 10-Q
period 2006-12-31
BISYS GROUP INC
filed 2007-03-15
CIK 883587

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2006
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
As of February 28, 2007, there were 121,281,695 shares of common stock, par value $0.02 per share, of the issuer outstanding.

THE BISYS GROUP, INC.
INDEX TO FORM 10-Q

PART I
ITEM 1. FINANCIAL STATEMENTS
THE BISYS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Revenues	$221,272	$207,275	$432,807	$412,949

Operating costs and expenses:
Service and operating (exclusive of depreciation and amortization shown separately below)	147,095	130,990	288,376	263,927
Selling, general and administrative (exclusive of depreciation and amortization shown separately below)	41,586	38,054	80,254	75,688
Depreciation and amortization	12,799	11,952	24,994	23,933
Litigation and regulatory settlements	(713)	3,036	1,027	7,478

Total operating costs and expenses	200,767	184,032	394,651	371,026

Operating earnings	20,505	23,243	38,156	41,923
Interest income	1,630	1,287	3,579	2,785
Interest expense	(514)	(4,463)	(1,255)	(10,317)
Investment gains and other	237	149	382	187

Income from continuing operations before income taxes	21,858	20,216	40,862	34,578
Income taxes	7,417	8,791	12,380	13,535

Income from continuing operations	14,441	11,425	28,482	21,043

Income (loss) from discontinued operations, net of tax	(130)	10,832	(208)	14,644

Net income	$14,311	$22,257	$28,274	$35,687

Basic earnings per share:
Continuing operations	$0.12	$0.10	$0.24	$0.18
Discontinued operations	—	0.09	—	0.12

Total basic earnings per share	$0.12	$0.19	$0.24	$0.30

Diluted earnings per share:
Continuing operations	$0.12	$0.10	$0.24	$0.18
Discontinued operations	—	0.09	—	0.12

Total diluted earnings per share	$0.12	$0.19	$0.24	$0.30

The accompanying notes are an integral part of the condensed consolidated financial statements.

THE BISYS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	December 31,	June 30,
	2006	2006
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$104,222	$159,610
Restricted cash	42,544	40,151
Accounts receivable, net	96,400	90,550
Insurance premiums and commissions receivable	118,352	119,461
Deferred tax asset	26,893	56,981
Other current assets	19,121	16,889

Total current assets	407,532	483,642
Property and equipment, net	40,515	42,100
Goodwill	725,906	716,810
Intangible assets, net	130,915	139,177
Other assets	17,596	17,014

Total assets	$1,322,464	$1,398,743

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt	$21,769	$1,656
Accounts payable	10,042	10,735
Insurance premiums and commissions payable	134,896	132,637
Other current liabilities	103,273	144,200
Litigation and regulatory settlements	28,233	115,361

Total current liabilities	298,213	404,589
Long-term debt	2,191	2,890
Deferred tax liability	32,053	36,256
Deferred revenues	5,463	6,622
Other liabilities	7,707	6,772

Total liabilities	345,627	457,129

Stockholders’ equity:
Common stock, $0.02 par value, 320,000,000 shares authorized, 122,223,430 and 121,914,030 shares issued	2,445	2,438
Additional paid-in capital	400,709	396,484
Retained earnings	590,804	564,809
Employee benefit trust, 434,176 and 434,505 shares	(6,632)	(6,819)
Deferred compensation	6,640	6,848
Accumulated other comprehensive income	197	141
Treasury stock at cost, 1,184,005 and 1,502,478 shares	(17,326)	(22,287)

Total stockholders’ equity	976,837	941,614

Total liabilities and stockholders’ equity	$1,322,464	$1,398,743

The accompanying notes are an integral part of the condensed consolidated financial statements.

THE BISYS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	December 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$28,274	$35,687
Adjustment for income from discontinued operations, net of tax	208	(14,644)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,994	23,933
Deferred income tax provision	27,279	66
Share-based compensation	4,761	3,948
Investment gains and other	(382)	(187)
Change in assets and liabilities, net of effects from acquisitions and divestitures	(35,617)	(37,427)
Payment related to legal settlements	(87,903)	—
Tax payment on sale of discontinued operations business	(13,000)	—
Net cash provided by operating activities from discontinued operations	725	25,469

Net cash provided by (used in) operating activities	(50,661)	36,845

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of businesses, net of cash acquired	(15,500)	—
Payments related to businesses previously acquired	—	(300)
Capital expenditures for property and equipment	(4,905)	(6,226)
Capitalized software costs	(5,599)	(3,769)
Proceeds from sale of investments	—	63
Other	(821)	(294)
Net cash used in investing activities from discontinued operations	(725)	(23,095)

Net cash used in investing activities	(27,550)	(33,621)

CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings, net	20,000	(93,750)
Payment of long-term debt	(911)	(861)
Exercise of stock options	593	5,822
Issuance of common stock	2,757	—
Repurchases of common stock	(1,095)	(898)
Repayment of notes receivable from stockholders	—	3,718
Changes in bank overdrafts	1,417	(1,990)
Excess tax benefits from share-based payment arrangements	62	200
Net cash used in financing activities from discontinued operations	—	(2,386)

Net cash provided by (used in) financing activities	22,823	(90,145)

Change in cash and cash equivalents	(55,388)	(86,921)
Cash and cash equivalents at beginning of period (includes cash of discontinued operations of $0 in 2006 and $618 in 2005)	159,610	172,953

Cash and cash equivalents at end of period (includes cash of discontinued operations of $0 in 2006 and $606 in 2005)	$104,222	$86,032

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X and do not contain all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete annual statements. The accompanying financial information includes all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim period. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006 (“Fiscal 2006 Form 10-K”). The results of operations for the three and six months ended December 31, 2006 may not be indicative of the results expected for the fiscal year ending June 30, 2007.

Fiscal Year

The Company’s fiscal year is from July 1 to June 30. Unless otherwise stated, references to the years 2007 and 2006 relate to the fiscal years ended June 30, 2007 and 2006, respectively. References to future years also relate to the fiscal year ended June 30.

Restricted Cash

Unremitted insurance premiums are held in a fiduciary capacity and approximated $42.5 million and $40.2 million at December 31, 2006 and June 30, 2006, respectively. The period for which the Company holds such funds is dependent upon the date the agent or broker remits the payment of the premium to the Company and the date the Company is required to forward such payment to the insurer.

Insurance Premiums and Commissions Receivable and Payable

The Company has separately reflected receivables and payables arising from its insurance-related businesses on the accompanying condensed consolidated balance sheets. The captions “insurance premiums and commissions receivable” and “insurance premiums and commissions payable” include insurance premiums and commissions in the Company’s Commercial Insurance Services business. In its capacity as a commercial property and casualty wholesale broker and managing general agent, the Company collects premiums from other agents and brokers and, after deducting its commissions, remits the premiums to the respective insurers. In the Company’s Life Insurance Services business, commissions receivable from carriers are reflected net of amounts owed to agents and brokers as a component of “insurance premiums and commission receivable.” In its capacity as a distributor of life insurance products, the Company typically receives commissions from the respective insurance carriers and remits the appropriate commission to agents and brokers after deducting its commission. Life insurance premiums are usually paid directly to the carrier by the insured.

Investments

Management determines the appropriate classification of investments in equity securities at the time of purchase. Marketable equity securities available for sale are carried at market value based upon quoted market prices. Unrealized gains or losses on available for sale securities are accumulated as an adjustment to stockholders’ equity, net of related deferred income taxes. Realized gains or losses are computed based on specific identification of the securities sold. During the three and six months ended December 31, 2006 and 2005, proceeds from securities sold and the realized gains were not significant.

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

The provision for income taxes of $7.4 million and $8.8 million for the three months ended December 31, 2006 and 2005, respectively, represent an effective tax rate of 33.9% in 2006 and 43.5% in 2005. For the three months ended December 31, 2005, the effective tax rate was impacted by the U.S. tax on repatriation of earnings under the American Jobs Creation Act of 2004 (AJCA).

The provision for income taxes of $12.4 million and $13.5 million for the six months ended December 31, 2006 and 2005, respectively, represent an effective tax rate of 30.3% in 2006 and 39.1% in 2005. The effective tax rate for the six months ended December 31, 2006 was impacted by the reversal in the first quarter of Fiscal 2007 of a loss contingency for state taxes for which the statute of limitations had expired. For the six months ended December 31, 2005, the effective tax rate was impacted by the U.S. tax on the repatriation of earnings under the AJCA and permanent differences associated with certain error corrections in the Life Insurance business.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures” (“FAS 157”). FAS 157 defines fair value and establishes a framework for measuring fair value in accordance with generally accepted accounting principles. This Statement also applies to other accounting pronouncements that require or permit a fair value measure. As defined by this Statement, the fair value of an Asset or Liability would be based on an “exit price” basis rather than an “entry price” basis. Additionally, the fair value should be market-based and not an entity-based measurement. FAS 157 is effective for fiscal years beginning after November 15, 2007 (the Company’s Fiscal 2009). The Company has not completed its evaluation of adopting FAS 157 but does not expect the implementation of FAS 157 to have a material impact on its consolidated financial statements.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”). FAS 159 enables companies to report selected financial assets and liabilities at their fair value. This statement also requires companies to provide additional information to help investors and other users of financial statements understand the effects of a company’s election to use fair value on its earnings. FAS 159 requires companies to display the fair value of assets and liabilities on the face of the balance sheet when a company elects to use fair value. FAS 159 is effective for fiscal years beginning after November 15, 2007 (the Company’s Fiscal 2009). The Company has not completed its evaluation of adopting FAS 159.

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

3.	Comprehensive Income

The components of comprehensive income are as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Net income	$14,311	$22,257	$28,274	$35,687
Unrealized gain on investments, net of tax	4	15	6	31
Unrealized gain (loss) on foreign currency exchange contracts	—	61	(23)	125
Foreign currency translation adjustment	(167)	3	73	(71)

Total comprehensive income	$14,148	$22,336	$28,330	$35,772

4.	Per Share Data

Amounts utilized in per share computations for the three and six months ended December 31, 2006 and 2005 are as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Weighted average common shares outstanding	119,898	118,880	119,668	118,705
Assumed conversion of common shares issuable under stock-based compensation plans	134	358	287	914

Weighted average common and common equivalent shares outstanding	120,032	119,238	119,955	119,619

For the three and six months ended December 31, 2005, the effect of the assumed conversion of the convertible subordinated notes into common stock would be antidilutive and therefore is excluded from the computation of diluted earnings per share.
Certain stock options were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of common shares during the period:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Number of options excluded	7,602	10,200	7,602	8,976

Option price per share	$11.81 to $35.10	$13.30 to $35.30	$11.81 to $35.10	$14.18 to $35.30

Average market price of common shares for the period	$11.79	$13.23	$11.65	$14.14

5.	Share-Based Compensation

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

During the three months ended December 31, 2006, the Company recognized approximately $2.9 million of stock-based compensation expense ($0.9 million relating to stock option, $1.3 million relating to restricted stock and $0.7 relating to employee stock purchase plan). During the six months ended December 31, 2006, the Company recognized approximately $4.8 million of stock-based compensation expense ($1.5 million relating to stock option, $2.6 million relating to restricted stock and $0.7 relating to employee stock purchase plan). During the three and six months ended December 31, 2006, the Company recognized $0.5 million and $1.1 million, respectively, in related tax benefits. As of December 31, 2006, the total remaining unrecognized compensation cost related to non-vested stock options and restricted stock awards, net of forfeitures, was approximately $19.9 million and is expected to be recognized over an estimated weighted amortization period of 4.39 years. During the six months ended December 31, 2006, the Company modified 416,464 stock options by extending the life of the options through December 31, 2006. The financial impact of the modification was $0.4 million.

The fair values of stock options granted during the six months ended December 31, 2006 and 2005 were estimated on the date of grant using the Black-Scholes pricing model with the following assumptions:

	Six Months Ended
	December 31,
	2006	2005
Expected life (in years)	5.23	4.08
Average risk-free interest rate	4.83%	4.11%
Expected volatility	40.5%	39.6%
Expected dividend yield	0.0%	0.0%
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
The weighted-average estimated fair value of stock options granted during the six months ended December 31, 2006 and 2005 was $5.15 and $5.69 per share, respectively.
The table below presents information related to stock option activity for the three and six months December 31, 2006 and 2005:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Total intrinsic value of stock options exercised	$—	$786	$170	$1,724
Total fair value of stock options vested	559	540	1,109	1,127
Cash received from stock option exercises	$—	$2,831	$593	$5,822
A summary of stock option activity for the six months ended December 31, 2006 is as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Shares	Exercise Price	Term (years)	Value
Outstanding, June 30, 2006	10,262	$19.45
Granted	513	11.46
Exercised	(70)	8.51
Forfeited or expired	(2,686)	20.36

Outstanding, December 31, 2006	8,019	$18.73	4.36	$2,059

Exercisable, December 31, 2006	6,941	$19.59	3.73	$1,583

A summary of unvested stock option activity for the six months ended December 31, 2006 is as follows:

		Weighted
	Number of	Average Fair
	Shares	Value
Unvested at June 30, 2006	1,176	$6.08
Granted	513	4.67
Vested	(323)	5.45
Forfeited or expired	(288)	6.44

Unvested at December 31, 2006	1,078	$5.50

A summary of restricted stock activity for the six months ended December 31, 2006 is as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average Fair	Vesting Term	Intrinsic
	Shares	Value	(years)	Value
Unvested at June 30, 2006	1,145	$14.83	3.57	$16,988
Granted	533	10.69	3.70	5,694
Vested	(320)	15.01	—	(4,797)
Forfeited	(223)	14.41	2.53	(3,218)

Unvested at December 31, 2006	1,135	$12.92	2.97	14,667

At December 31, 2006, options to purchase 9.6 million shares were available for grant under the Company’s stock option and restricted stock plans. At December 31, 2006, there were 0.8 million shares available for grant under the employee stock purchase plan.

The Company has a policy of utilizing shares held in treasury to satisfy stock option exercises and share issuances in connection with its employee stock purchase plan and does not expect to repurchase any additional shares in the open market until it completes its evaluation of strategic alternatives.

6.	Restructuring

The Company did not incur any restructuring costs during the six months ended December 31, 2006 and 2005. In Fiscal 2006, restructuring charges of $1.4 million were primarily related to the completion of the relocation of the Company’s corporate headquarters from New York to Roseland, New Jersey. The restructuring charges represent the excess of the future minimum lease commitments of the former New York headquarters over the expected sublease income, partially offset by a related deferred rent liability of approximately $0.3 million. The following summarizes activity with respect to the Company’s restructuring activities for the six months ended December 31, 2006:

Restructuring accrual at June 30, 2006	$1,729

Expense provision:
Facility closure	—

Cash payments and other	348

Remaining accrual at December 31, 2006:
Facility closure	1,381

Total	$1,381

7.	Litigation and Regulatory Investigations

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

The derivative complaints filed in 2004 purported to be brought on behalf of the Company and generally asserted that certain officers and directors were liable for alleged breaches of fiduciary duties, abuse of control, gross mismanagement, waste, and unjust enrichment that purportedly occurred between October 23, 2000 and the time of the filing. The derivative complaints sought disgorgement, a constructive trust and damages in an unspecified amount. The Court ordered that the derivative actions be consolidated into a single action and on November 24, 2004, plaintiffs filed a consolidated amended complaint. On January 24, 2005, the Company and the individual defendants filed separate motions to dismiss the complaint. On October 31, 2005, the Court granted defendants’ motions, dismissing on the merits plaintiffs’ claim under Section 304 of the Sarbanes-Oxley Act of 2002 on the ground that the Act does not create a private right of action upon which plaintiffs may sue. Having so ruled, the Court also dismissed plaintiffs’ state law claims on the ground that it lacked subject matter jurisdiction over them. Plaintiffs appealed the rulings, but subsequently determined to dismiss with prejudice their appeal to the United States Court of Appeals for the Second Circuit and the Company agreed to such dismissal. Plaintiffs then filed two derivative complaints in New Jersey state court raising similar claims. One of these actions was subsequently dismissed. On February 27, 2007, the Company reached an agreement in principle with the remaining plaintiff to settle the claims brought in the plaintiff’s complaint.

While the settlement remains subject to the negotiation and execution of definitive documentation by the parties, approval by the Company’s Board of Directors and approval by the Court, it does not contemplate the payment of any amounts by the Company or the individual defendants, other than plaintiff’s attorneys’ fees and expenses in the amount of $0.8 million (which will be funded from the proceeds previously received under the Company’s directors and officers liability policy described above).
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
Regulatory Investigations
The Company notified the Securities and Exchange Commission (“SEC”) in May 2004 that it would restate certain prior period financial statements, and subsequently the SEC Staff advised the Company that the SEC was conducting an investigation into the facts and circumstances related to this restatement. On May 17, 2004, the Company announced that it would restate its financial results for the fiscal years ended June 30, 2003, 2002, and 2001 and for the quarters ended December 31 and September 30, 2003 (the “2004 restatement”) in order to record adjustments for correction of errors resulting from various accounting matters in the Life Insurance Services division. An amended Annual Report on Form 10-K for the fiscal year ended June 30, 2003 was filed with the SEC on August 10, 2004 along with amended Quarterly Reports on Form 10-Q for the quarters ended December 31 and September 30, 2003 to reflect the restated financial results. In July 2005, the Company determined that an additional restatement of previously issued financial statements was necessary and the SEC’s investigation was expanded to include the 2005 restatement. The Company has cooperated and intends to continue to cooperate with the SEC’s investigation, which has resulted in significant expenses. On November 3, 2006, the Company announced that it had reached an agreement in principle with the SEC Staff, which would, if approved by the SEC and the court in which the SEC’s complaint will be filed, settle the SEC’s investigation into the 2004 and 2005 restatements. Under the proposed settlement, which remains subject to final approval by the Commission, the Company will consent to refrain from future violations of the reporting, books and records and internal control provisions of the federal securities laws and related SEC rules. The Company has agreed to pay $25.1 million in disgorgement and prejudgment interest, which amount was placed in escrow in January 2007, pending the determination by the SEC to accept or reject the offer of settlement.
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
At December 31, 2006, the Company established an estimated liability of $0.8 million for the settlement associated with the derivative lawsuits. The liability was recognized as an operating expense in the three months ended December 31, 2006.
Amounts accrued as part of estimated litigation settlements are as follows:

	December 31,	June 30,
	2006	2006
Regulatory settlement – Fund Services	$—	$21,403
Class action suit settlement	—	66,500
SEC settlement – financial restatements	25,100	25,100
Derivative settlement	775	—
Other	2,358	2,358

	$28,233	$115,361

The Company recorded the following expenses related to estimated settlement costs and legal fees in connection with the aforementioned litigation and investigatory matters for the three and six months ended December 31, 2006 and 2005:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Litigation	$3,867	$2,997	$9,400	$7,275
Regulatory settlement	—	39	—	203
Derivative settlement	775	—	775	—
Insurance recoveries	(5,355)	—	(9,148)	—

	$(713)	$3,036	$1,027	$7,478

In Fiscal 2006, the Company reached an agreement regarding coverage with its insurance carriers that resulted in an insurance recovery of $11.9 million for certain legal expenses incurred by the Company in connection with the aforementioned litigation and investigatory matters. For the three and six months ended December 31, 2006, the Company recognized additional insurance recoveries of $5.3 million and $9.1 million, respectively. Amounts recovered have been recognized as a reduction to legal expenses and related litigation settlements. To date, the Company has received total insurance proceeds of $16.0 million associated with its directors and officers policy and $5.0 million associated with its errors and omissions policy, representing the final agreed payments from three of its insurance carriers. The Company filed a request for mediation under its policy to assert a claim against the remaining excess carrier.

Legal fees and related costs for litigation arising in the ordinary course of business, and exclusive of the specific aforementioned litigation and investigatory matters, are included in the caption, “Selling, general and administrative” in the accompanying consolidated statements of income.

8.	Goodwill and Intangible Assets

Goodwill

The changes in carrying amount of goodwill by business segment for the six months ended December 31, 2006 were as follows:

	Investment	Insurance	Total
	Services	Services
Balance, June 30, 2006	$362,858	$353,952	$716,810
Additions	—	9,142	9,142
Adjustments to previous acquisitions	—	(46)	(46)

Balance, December 31, 2006	$362,858	$363,048	$725,906

Intangible Assets
At December 31, 2006, intangible assets were comprised of the following:

	Gross Carrying	Accumulated	Net Book
	Amount	Amortization	Value
Capitalized software	$64,353	$(38,818)	$25,535
Customer related	185,562	(86,663)	98,899
Noncompete agreements	16,836	(11,801)	5,035
Other	4,115	(2,669)	1,446

Total	$270,866	$(139,951)	$130,915

At June 30, 2006, intangible assets were comprised of the following:

	Gross Carrying	Accumulated	Net Book
	Amount	Amortization	Value
Capitalized software	$59,983	$(35,181)	$24,802
Customer related	185,580	(77,832)	107,748
Noncompete agreements	16,299	(11,014)	5,285
Other	3,695	(2,353)	1,342

Total	$265,557	$(126,380)	$139,177

All of the Company’s intangible assets are subject to amortization. Amortization expense for intangible assets was $9.3 million and $18.1 million for the three and six months ended December 31, 2006 and $34.5 million for the year ended June 30, 2006. Estimated annual amortization expense for the remaining six months of fiscal 2007 and for the years after June 30, 2007 are as follows:

Fiscal Year	Amount
2007	$18,576
2008	31,753
2009	27,244
2010	17,886
2011	13,045
Thereafter	22,411
9.	Borrowings
2006 Credit Facility
In January 2006, the Company entered into a Credit Agreement with a syndicate of lenders, providing for (i) an interim revolving credit facility in an aggregate amount of up to $100 million (the “Revolver”) and (ii) an interim term loan in an aggregate amount of up to $300 million (the “Term Loan”; together with the Revolver, the “Interim Facility”). The maturity date of the Interim Facility was January 2, 2007. The proceeds of the Revolver may be used for working capital and other corporate purposes. The Term Loan commitment was subsequently cancelled since the proceeds were not required to repay the Company’s $300 million of convertible subordinated notes, which were repaid in March 2006 using proceeds from the sale of the Information Services segment.
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
The loans under the Interim Facility are guaranteed by certain of the Company’s significant subsidiaries. In November 2006, the Company borrowed $20 million under the facility to assist in funding the $66.5 million settlement payment (see Note 7 – “Litigation and Regulatory Investigations”). The Credit Agreement contains various representations, warranties and covenants generally consistent with the 2004 credit facility. Financial covenants require the Company to meet certain financial tests on an on-going basis, including minimum net worth, minimum fixed charge coverage ratio, and total leverage ratio, based upon its consolidated financial results.
2004 Credit Facility
In March 2004, the Company entered into a four-year senior unsecured credit facility with a syndicate of lenders (the “2004 credit facility”). The 2004 facility initially contained a $300 million revolving line of credit facility and a $100 million term loan that was created to support working capital requirements, repurchases of the Company’s common stock, and the funding of acquisitions. In September 2005, the revolving facility was reduced to $150 million and a portion of the $100 million term loan was prepaid pursuant to an agreement with the lenders. The balance of the term loan was repaid in full in December 2005.

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
The credit agreement required the Company to maintain certain financial covenants and limited the Company’s ability to incur future indebtedness and to pay dividends. In May 2005, a default occurred under the 2004 facility due to the Company’s failure to timely file its Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 and its failure to deliver the related compliance certificate for such fiscal quarter. On June 14, 2005, the Company obtained a consent and waiver from the lenders under the 2004 facility, which extended the cure period arising from these defaults to August 1, 2005. As a condition of the waiver, additional borrowings under the revolving line of credit were not permitted until the default was cured. After obtaining additional consents and waivers from the lenders subsequent to June 30, 2005, the 2004 facility was eventually terminated by the Company in January 2006 and replaced with a new interim credit facility (see “2006 Credit Facility” above).
Debt outstanding at December 31, 2006 and June 30, 2006 is as follows:

	December 31, 2006	June 30, 2006
Interim facility, at a rate of 6.14%	$20,000	$—
Capital lease obligations	3,960	4,546

	23,960	4,546
Less amounts due within one year	21,769	1,656

Long-term debt	$2,191	$2,890

10.	Business Segment Information

The Company provides business outsourcing solutions to financial institutions and other financial organizations. The Company’s continuing operations have been classified into two business segments: Investment Services and Insurance Services.

The Company’s reportable segments are separately managed strategic business units that offer different products and services, and they are based on the Company’s method of internal reporting. The businesses that comprise the Investment Services segment are Fund Services, Alternative Investment Services and Retirement Services. The Investment Services segment provides business process outsourcing services, including administration and distribution, to domestic and offshore mutual fund complexes, hedge funds and private equity funds and retirement plan services to small to mid-size retirement plans. The Insurance Services segment, comprised of the Life Insurance Services and Commercial Insurance Services businesses, provides distribution solutions for commercial property and casualty, annuities, life, long-term care, disability, and special risk insurance products.

Summarized financial information by business segment and for corporate operations for the three and six months ended December 31, 2006 and 2005 is presented below. Measures used to assess segment performance include revenues and operating earnings, exclusive of restructuring and impairment charges and litigation and regulatory settlements. Segment operating earnings exclude restructuring and impairment charges and litigation and regulatory settlements for specific matters described in Note 7 since they are not allocated to the segments for internal evaluation purposes. While these items are identifiable to the business segments, they are not included in the measurement of segment operating earnings provided to the chief operating decision maker for purposes of assessing segment performance and decision making with respect to resource allocation. Legal expenses for other litigation matters arising in the normal course of business are included in operating earnings of the reportable segments and corporate.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Revenues:
Investment Services	$156,088	$142,804	$307,748	$292,081
Insurance Services	65,184	64,471	125,059	120,868

Total consolidated revenues	$221,272	$207,275	$432,807	$412,949

Operating earnings for reportable segments:
Investment Services	$16,016	$14,687	$33,031	$34,134
Insurance Services	16,543	19,909	27,129	32,753

Total	$32,559	$34,596	$60,160	$66,887

Less reconciling items:

Corporate expenses	$12,767	$8,317	$20,977	$17,486

Litigation and regulatory settlements (net of recoveries):
Investment Services	$—	$39	$—	$203
Insurance Services	—	401	—	1,131
Corporate	(713)	2,596	1,027	6,144

Total litigation and regulatory settlements	$(713)	$3,036	$1,027	$7,478

Total consolidated operating earnings	$20,505	$23,243	$38,156	$41,923

	December 31,	June 30,
	2006	2006
Assets:
Investment Services	$633,975	$631,696
Insurance Services	609,896	601,036
Corporate	78,593	166,011

Total	$1,322,464	$1,398,743

11.	Acquisitions

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

The Company acquired Ramkade Insurance Services, Inc. (d/b/a TIME Financial Services), a life insurance services business, on July 13, 2006 for cash consideration of approximately $9.0 million, excluding potential additional earn-out consideration. The acquisition resulted in approximately $5.1 million of goodwill. Intangible assets acquired, which totaled approximately $1.6 million, consist primarily of broker contract rights, commission renewals and non-compete agreements that are being amortized over a weighted average life of 6.87 years. Proforma information has not been presented due to the lack of materiality. The total amount of goodwill assigned is not deductible for tax purposes.

The Company acquired substantially all the assets of D&O Concepts, Inc., David A. Ratner Associates, Inc. and David A. Ratner Associates of New Jersey, Inc., a commercial insurance services business, on September 1, 2006 for cash consideration of approximately $4.4 million, excluding potential additional earn-out consideration. The acquisitions resulted in approximately $2.2 million of goodwill. Intangible assets acquired, which totaled approximately $2.2 million consists primarily of customer relationships and non-compete agreements that are being amortized over a weighted average life of 6.94 years. Proforma information has not been presented due to the lack of materiality. The total amount of goodwill assigned is expected to be deductible for tax purposes.

The Company acquired substantially all the assets of the environmental solutions business of James C. Hermann & Associates Ltd., a commercial insurance services business, on September 7, 2006 for cash consideration of approximately $2.3 million, excluding potential additional earn-out consideration. The acquisition resulted in approximately $1.8 million of goodwill. Intangible assets acquired, which totaled approximately $0.5 million consists primarily of customer relationships and non-compete agreements that are being amortized over a weighted average life of 6.73 years. Proforma information has not been presented due to the lack of materiality. The total amount of goodwill assigned is expected to be deductible for tax purposes.

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

The Company has classified the results of operations of these businesses as discontinued operations. Operating results of these discontinued operations were as follows:

	Three months ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Revenues	$—	$52,319	$—	$103,155
Expenses	(460)	34,122	(444)	74,701

Income from discontinued operations, before taxes	460	18,197	444	28,454
Applicable income taxes	590	7,365	652	13,810

Income (loss) from discontinued operations, net of tax	$(130)	$10,832	$(208)	$14,644

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

On September 12, 2006, in connection with its initiative to explore strategic alternatives, the Company entered into retention bonus agreements with certain key employees, including certain executive officers of the Company. Under these agreements, the Company offered two separate bonus opportunities of equal amounts to selected employees. The first bonus payment became payable March 8, 2007, provided that the employee remained with the Company. The second bonus payment will be payable September 8, 2007, if the employee remains with the Company and there has been a “change in control” of the Company. If any employee voluntarily terminates employment or is terminated for “cause” before a payment is made, the employee would not receive that payment. Aggregate future payments in connection with these bonuses and other retention bonuses may range up to $13.0 million. The Company recognized the first bonus as compensation expense ratably over the service period, which ended on March 8, 2007. The second bonus will be recognized ratably over the remaining applicable service period upon the consummation of a “change of control” of the Company as specified in the agreement. For the three and six months ended December 31, 2006, the Company recognized compensation expense associated with these agreements of $3.7 million and $4.7 million, respectively.

15.	Subsequent Event

On February 1, 2007, the Company entered into an agreement to acquire from Empire Fire and Marine Insurance Company all of the issued and outstanding shares of common stock of Truckwriters, Inc., a commercial insurance services business. The aggregate purchase price of the acquisition is $11 million, less any amount of indebtedness, at the closing date.

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
On September 12, 2006, in connection with our initiative to explore strategic alternatives, we entered into retention bonus agreements with certain key employees, including certain executive officers of the Company. Under these agreements, we offered two separate bonus opportunities of equal amounts to selected employees. The first bonus payment became payable March 8, 2007, provided that the employee remained with the Company. The second bonus payment will be payable September 8, 2007, if the employee remains with the Company and there has been a “change in control” of the Company. If any employee voluntarily terminates employment or is terminated for “cause” before a payment is made, the employee would not receive that payment. Aggregate future payments in connection with these bonuses and other retention bonuses may range up to $13.0 million. We recognized the first bonus as compensation expense ratably over the service period, which ended on March 8, 2007. The second bonus will be recognized ratably over the remaining applicable service period upon the consummation of a “change of control” of the Company as specified in the agreement. For the three and six months ended December 31, 2006, we recognized compensation expense associated with these agreements of $3.7 million and $4.7 million, respectively. By the end of March 2007, the Company will have paid approximately $6.4 million associated with these retention bonuses.
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

The following table presents the percentage of revenues represented by each item in our condensed consolidated statements of income for the periods indicated:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Revenues	100%	100%	100%	100%

Operating costs and expenses:
Service and operating	66.5	63.2	66.6	63.9
Selling, general and administrative	18.8	18.3	18.5	18.3
Depreciation and amortization	5.7	5.8	5.9	5.8
Litigation and regulatory settlements	(0.3)	1.5	0.2	1.8

Total operating costs and expenses	90.7	88.8	91.2	89.8

Operating earnings	9.3	11.2	8.8	10.2
Interest income	0.7	0.6	0.8	0.6
Interest expense	(0.2)	(2.2)	(0.3)	(2.5)
Investment gains and other	0.1	0.1	0.1	0.1

Income from continuing operations before income taxes	9.9	9.7	9.4	8.4
Income taxes	3.4	4.2	2.9	3.3

Income from continuing operations	6.5	5.5	6.5	5.1

Income (loss) from discontinued operations, net of tax	—	5.2	—	3.5

Net income	6.5%	10.7%	6.5%	8.6%

Second Quarter 2007 vs. Second Quarter 2006
Continuing Operations
Revenues increased 6.8% from $207.3 million for the three months ended December 31, 2005 to $221.3 million for the three months ended December 31, 2006. Revenue growth was derived from increased sales to existing clients and sales to new clients in our Investment Services segment and the impact of acquisitions made in our Insurance Services segment. Revenues were higher in Fund Services primarily due to distribution (12B-1) revenues resulting from higher asset values versus a year ago. Revenue growth was offset, somewhat, due to softer market conditions in our Commercial Services business, where increased competition among insurance carriers lead to lower premiums and lower retention of renewals, directly impacting commission revenues compared to a year ago. Our internal revenue growth (excluding acquisitions and divestitures) approximated 5.0% for the three months ended December 31, 2006 versus a year ago.
Service and operating expenses increased 12.3% from $131.0 million for the three months ended December 31, 2005 to $147.1 million for the three months ended December 31, 2006 and increased as a percentage of revenues from 63.2% to 66.5%. The dollar and percentage increase was primarily due to higher headcount-related costs (including facilities) relating to initiatives supporting growth, employee retention and severance in our Alternative Investment Services businesses, the impact of acquisitions in our Insurance Services segment, and an increase in distribution (12B-1) fees in our Fund Services business.
Selling, general and administrative expenses increased 9.3%, or $3.5 million, from $38.1 million for the three months ended December 31, 2005 to $41.6 million for the three months ended December 31, 2006 and increased as a percentage of revenues from 18.3% to 18.8%. The dollar and percentage increase was primarily driven by Corporate expenses associated with the company-wide retention bonus program (See Note 14 – “Other Commitments”) and higher professional and consulting fees. This increase was somewhat offset by a $1.9 million gain recognized in the Commercial Insurance Services business for the sale of a book of business.

Operating margins were 9.3% and 11.2% for the three months ended December 31, 2006 and 2005, respectively. Operating earnings decreased by $2.7 million to $20.5 million for the three months ended December 31, 2006 compared to $23.2 million for the same period in the prior year. The margin and dollar declines were primarily due to an increase in headcount-related costs, primarily in our Alternative Investment Services businesses, the impact of acquisitions in our Insurance Services segment, and higher corporate expenses due to the company-wide retention bonus program. Operating earnings benefited by insurance recoveries which more than offset litigation and regulatory costs incurred in the period.
Interest expense was $0.5 million for the three months ended December 31, 2006, compared to $4.5 million a year ago. The decline in interest expense was primarily due to our repayment of $300 million of convertible subordinate notes and $54 million of term loans in Fiscal 2006.
The provision for income taxes of $7.4 million and $8.8 million for the three months ended December 31, 2006 and 2005, respectively, represent an effective tax rate of 33.9% in 2006 and 43.5% in 2005. For the three months ended December 31, 2005, the effective tax rate was impacted by the U.S. tax on the repatriation of earnings under the AJCA.
Discontinued Operations
See Note 12 – “Discontinued Operations.”
First Six Months 2007 vs. First Six Months 2006
Continuing Operations
Revenues increased 4.8% from $412.9 million for the six months ended December 31, 2005 to $432.8 million for the six months ended December 31, 2006. Revenue growth was derived through increased sales to existing clients, sales to new clients and the impact of acquired businesses, partially offset by client attrition in our Fund Services business and lower revenues in our Commercial Insurance Services business. Our internal revenue growth (excluding acquisitions and divestitures) approximated 3.4% for the six months ended December 31, 2006 versus a year ago.
Service and operating expenses increased 9.3% from $263.9 million for the six months ended December 31, 2005 to $288.4 million for the six months ended December 31, 2006 and increased as a percentage of revenues from 63.9% to 66.6%. The dollar and percentage increase was primarily due to higher headcount-related costs (including facilities) in our Alternative Investment Services businesses and the impact of acquisitions in our Insurance Services segment, partially offset by cost reductions in our Fund Services business as a result of the impact of client attrition on certain fund expenses.
Selling, general and administrative expenses increased 6.0%, or $4.6 million, from $75.7 million for the six months ended December 31, 2005 to $80.3 million for the six months ended December 31, 2006 and increased as a percentage of revenues from 18.3% to 18.5%. The dollar and percent increase was primarily driven by Corporate expenses associated with the company-wide retention bonus program (See Note 14 – “Other Commitments”) coupled with higher professional and consulting fees, somewhat offset by a $1.9 million gain recognized in the Commercial Insurance Services business for the sale of a book of business.
Operating margins were 8.8% and 10.2% for the six months ended December 31, 2006 and 2005, respectively. Operating earnings decreased by $3.8 million to $38.1 million for the six months ended December 31, 2006 compared to $41.9 million for the same period in the prior year. The margin and dollar declines were primarily due to an increase in headcount-related costs (including facilities) in our Alternative Investment Services businesses, the impact of acquisitions in our Insurance Services segment, and the impact of the company-wide retention bonus program. Operating earnings benefited by the gain of the sale of a book of business in our Commercial Insurance Services business and lower litigation and regulatory settlement cost due to the higher insurance recoveries versus a year ago.
Interest expense was $1.3 million for the six months ended December 31, 2006, compared to $10.3 million a year ago. The decline in interest expense was primarily due to our repayment of $300 million of convertible subordinate notes and $54 million of term loans in Fiscal 2006.

The provision for income taxes of $12.4 million and $13.5 million for the six months ended December 31, 2006 and 2005, respectively, represent an effective tax rate of 30.3% in 2006 and 39.1% in 2005. The effective tax rate for the six months ended December 31, 2006 was impacted by the reversal in the first quarter of Fiscal 2007 of a loss contingency for state taxes for which the statute of limitations had expired. For the six months ended December 31, 2005, the effective tax rate was impacted by the U.S. tax on the repatriation of earnings under the AJCA and permanent differences associated with certain error corrections in the Life Insurance Services business.
Discontinued Operations
See Note 12 – “Discontinued Operations.”
Restructuring and Impairment Charges
We did not incur any restructuring costs during the six months ended December 31, 2006 and 2005. In Fiscal 2006, restructuring charges of $1.4 million were primarily related to the relocation of our corporate headquarters from New York to Roseland, New Jersey. The restructuring charges represent the excess of the future minimum lease commitments of the former New York headquarters over the expected sublease income, partially offset by a related deferred rent liability of approximately $0.3 million. The following summarizes activity with respect to our restructuring activities for the six months ended December 31, 2006:

Restructuring accrual at June 30, 2006	$1,729

Expense provision:
Facility closure	—

Cash payments and other	348

Remaining accrual at December 31, 2006:
Facility closure	1,381

Total	$1,381

Litigation and Regulatory Settlements
We are currently subject to legal proceedings and claims, including class action lawsuits and a shareholder derivative lawsuit, and regulatory investigations. See Part II, Item 1, “Legal Proceedings,” and Note 7 – “Litigation and Regulatory Investigations.”
Amounts accrued as part of litigation and regulatory settlements are as follows:

	December 31,	June 30,
	2006	2006
Regulatory settlement – Fund Services	$—	$21,403
Class action suit settlement	—	66,500
SEC settlement – financial restatements	25,100	25,100
Derivative settlement	775	—
Other	2,358	2,358

	$28,233	$115,361

We expensed the following amounts related to estimated settlement costs and legal fees in connection with the aforementioned litigation and investigatory matters for the three and six months ended December 31, 2006 and 2005:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Litigation	$3,867	$2,997	$9,400	$7,275
Regulatory settlement	—	39	—	203
Derivative settlement	775	—	775	—
Insurance recoveries	(5,355)	—	(9,148)	—

	$(713)	$3,036	$1,027	$7,478

In Fiscal 2006, we reached an agreement regarding coverage with our insurance carriers that resulted in an insurance recovery of $11.9 million for certain legal expenses incurred by us in connection with the aforementioned litigation and investigatory matters. For the three and six months ended December 31, 2006, we recognized additional insurance recoveries of $5.3 million and $9.1 million, respectively. Amounts recovered have been recognized as a reduction to legal expenses and related litigation settlements. To date, we have received total insurance proceeds of $16.0 million associated with our directors and officers policy and $5.0 million associated with its errors and omissions policy, representing the final agreed payments from three of our insurance carriers. We filed a request for mediation under our policy to assert a claim against the remaining carrier.
Legal fees and related costs for litigation arising in the ordinary course of business, and exclusive of the specific aforementioned litigation and investigatory matters, are included in the caption, “Selling, general and administrative” in the accompanying consolidated statements of income.

Segment Information
The following table sets forth revenue and operating income by business segment and for corporate operations for the three and six months ended December 31, 2006 and 2005. Measures used to assess segment performance include revenues and operating earnings, exclusive of restructuring and impairment charges and litigation and regulatory settlements. Segment operating earnings exclude restructuring and impairment charges and litigation and regulatory settlements since they are not allocated to the segments for internal evaluation purposes. While these items are identifiable to the business segments, they are not included in the measurement of segment operating earnings provided to the chief operating decision maker for purposes of assessing segment performance and decision making with respect to resource allocation.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Revenues:
Investment Services	$156,088	$142,804	$307,748	$292,081
Insurance Services	65,184	64,471	125,059	120,868

Total consolidated revenues	$221,272	$207,275	$432,807	$412,949

Operating earnings for reportable segments:
Investment Services	$16,016	$14,687	$33,031	$34,134
Insurance Services	16,543	19,909	27,129	32,753

Total	$32,559	$34,596	$60,160	$66,887

Less reconciling items:

Corporate expenses	$12,767	$8,317	$20,977	$17,486

Litigation and regulatory settlements (net of recoveries):
Investment Services	$—	$39	$—	$203
Insurance Services	—	401	—	1,131
Corporate	(713)	2,596	1,027	6,144

Total litigation and regulatory settlements	$(713)	$3,036	$1,027	$7,478

Total consolidated operating earnings	$20,505	$23,243	$38,156	$41,923

Operating margins:
Investment Services	10.3%	10.3%	10.7%	11.7%
Insurance Services	25.4%	30.9%	21.7%	27.1%
Investment Services
Revenues
For the three and six months ended December 31, 2006, internal revenue growth (excluding acquisitions and divestitures) for our Investment Services segment approximated 9.3% and 5.4%, respectively, as compared to the same period in the prior year. Overall, revenues in the Investment Services business segment increased $13.3 million, or 9.3%, and $15.7 million, or 5.4%, for the three and six months ended December 31, 2006, respectively, as compared to the respective year ago period. The increase in revenues is primarily due to strong revenue growth in our Alternative Investment Services businesses which benefited from the impact of new clients versus a year ago. In addition, revenues grew in our Retirement Services business as we were able to provide increased plan amendment services to our existing client base. Finally, revenues declined in our Fund Services business due to key client losses and the reduction of certain fees to existing clients. The revenue decline in our Fund Services business was offset somewhat by higher distribution (12B-1) revenues in the second quarter of Fiscal 2007 as a result of asset growth in certain funds.
Operating Earnings
Operating income in the Investment Services segment increased $1.3 million, or 9.1% for the three months ended December 31, 2006 and decreased $1.1 million, or 3.2%, for the six months ended December 31, 2006, as compared to the respective year ago periods. Operating margin for the three months ended December 31, 2006 versus the year ago period remained unchanged at 10.3%. For the six months ended December 31, 2006, operating margin declined to 10.7%, compared to 11.7% in the prior year. Operating earnings benefited from revenue growth in our Retirement Services and Alternative Investment Services businesses. However, this was offset by higher headcount-related costs (including facilities) in our Alternative Investment Services businesses, where we continue to expand our service capacity to support future growth. In addition, the Alternative Investment Services businesses incurred costs, primarily in the second quarter of Fiscal 2007, relating to severance and employee retention. In our Fund Services business, costs reductions resulting from the loss of key clients were not enough to offset the impact of lower revenues. For the full fiscal year 2007, margins in the Investment Services segment are expected to be comparable but slightly lower than the prior year, and internal revenue growth is expected to expand modestly. New business revenue growth has been delayed to some extent in our Investment Services segment, pending the conclusion of the strategic alternative review process.
Insurance Services
Revenues
For the three and six months ended December 31, 2006, internal revenue growth (excluding acquisitions and divestitures) for Insurance Services segment approximated (4.5)% and (1.5)%, respectively, as compared to the same period in the prior year. Overall, revenues in the Insurance Services segment increased $0.7 million or 1.1%, and $4.2 million, or 3.5%, for the three and six months ended December 31, 2006, respectively, as compared to the respective year ago period. The overall increase in revenues was primarily the result of acquisitions in both the Life Insurance Services and Commercial Insurance Services businesses. Excluding the acquisitions, revenues in the Life Insurance Services business were essentially flat for both the three and six months ended December 31, 2006 versus the prior year, while revenues declined year on year in the Commercial Insurance Services business. The revenue decline in the Commercial Insurance Services business was primarily the result of softer market conditions resulting in lower premiums and lower retention of renewals in certain product lines within the business.
Operating Earnings
Operating income in the Insurance Services segment decreased $3.4 million, or 16.9%, and $5.6 million, or 17.2%, for the three and six months ended December 31, 2006, respectively, as compared to the respective year ago period. Operating margin declined to 25.4% for the three months ended December 31, 2006 versus 30.9% in the year ago period. For the six months ended December 31, 2006, operating margin declined to 21.7%, compared to 27.1% in the prior year. The dollar and margin decrease was primarily due to the impact of acquisitions, increased headcount-related costs, increased professional and consulting fees, and the impact of lower revenues in the Commercial Insurance Services business. This dollar and margin decrease was somewhat offset by a $1.9 million gain recognized in the Commercial Insurance Services business for the sale of a book of business. For the full fiscal year 2007, margins in the Insurance Services segment are expected to be two to three percentage points lower than the prior year, and internal revenue growth is expected to be flat to slightly negative.
Corporate Expenses
Corporate operations represent charges for our human resources, legal, accounting and finance functions, and various other unallocated overhead charges. Corporate expenses increased $4.5 million, or 53.5%, and $3.5 million, or 20.0%, for the three and six months ended December 31, 2006, respectively, as compared to the respective year ago period. The increase in expenses primarily due to expenses associated with our company-wide retention bonus program (See Note 14 – “Other Commitments”) and higher professional and consulting fees, somewhat offset by lower headcount and severance related costs. For the full fiscal year 2007, corporate expenses are expected to be higher than the prior year due to the corporate-wide bonus retention program.

Financial Condition
At December 31, 2006 and June 30, 2006, we had cash and cash equivalents of $104.2 million and $159.6 million, respectively. Cash and cash equivalents held outside the U.S. at December 31, 2006 and June 30, 2006 amounted to $32.5 million and $26.3 million, respectively. During the current fiscal year, cash and cash equivalents were impacted by net payments made for the settlement of certain litigation and regulatory matters of $87.9 million, business acquisitions of $15.5 million, a final tax payment of $13.0 million related to the disposition of our Information Services segment, and an increase of $20.0 million in short-term borrowings. Stockholders’ equity increased to $976.8 million at December 31, 2006 from $941.6 million at June 30, 2006. Stockholders’ equity benefited from net income and the utilization of treasury stock for stock option exercises.
Capital expenditures, including capitalized software costs, were $10.5 million for the six months ended December 31, 2006.
Liquidity and Capital Resources
Our cash requirements and liquidity needs over the next twelve months are expected to be funded through cash on hand, cash flow generated from operations and our capacity to borrow. Our current revolving credit facility provides for borrowings of up to $100 million. On March 14, 2006, we used the net proceeds from the sale of the Information Services segment for the repayment of the $300 million of outstanding 4% convertible subordinated notes due March 2006 (see Note 9 – “Borrowings”). At December 31, 2006, we had $104.2 million in cash and cash equivalents and working capital of $109.3 million. In October 2006, we paid $66.5 million to settle the class action suit, and in November 2006, we paid $21.4 million to settle the SEC investigation relating to our Fund Services business. In November 2006, we borrowed $20 million through our existing credit facility (see below) to help fund these payments. In January 2007, we paid $25.1 million into an escrow account pending the final approval by the SEC of our proposed settlement of the SEC investigation relating to our financial restatements (see Note 7 – “Litigation and Regulatory Investigations”).
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
At December 31, 2006, we had $20.0 million in outstanding borrowings against our $100 million revolving credit facility. In December 2005, we repaid the remaining balance of $54 million under the term loan portion of our previous credit facility. At December 31, 2006, we had $5.7 million outstanding in letters of credit.
We manage our debt structure and interest rate risk through the use of fixed- and floating-rate debt. While changes in the interest rates could decrease our interest income or increase our interest expense, we do not believe that we have a material exposure to changes in interest rates based on the relative size of our interest bearing assets and liabilities. We do not undertake any specific actions concerning exposure to interest rate risk, and we are not party to any interest rate derivative transactions. Previously, we utilized foreign currency forward contracts to manage our foreign exchange risk. These instruments were designated as cash flow hedges and were recognized as earnings in the same period as the items that they generally offset. There are no foreign currency contracts in place as of December 31, 2006.
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
Accounts receivable represented 52 and 48 days sales outstanding (“DSO”) at December 31, 2006 and 2005, respectively, based on quarterly revenues. The calculation of DSO for accounts receivable excludes insurance premiums and commissions receivable arising from our insurance-related businesses. DSO is less relevant for this type of receivable because it includes premiums that are ultimately remitted to the insurer and not recognized as revenue. Additionally, certain life insurance commissions due from insurance carriers have customary payment terms of up to twelve months. We perform credit evaluations of our customers in conjunction with our new business development processes. The customers are assessed for credit worthiness based on their financial position, and payment terms are generally negotiated at the time contracts are signed. We regularly evaluate our accounts receivable position relative to our revenues and monitor our accounts receivable aging as part of managing our receivable portfolio. Credit risk is generally mitigated by reasonably short payment terms, the nature of our customers (i.e., commercial banks, multi-line financial institutions, mutual funds, and insurance carriers) and our large and diverse customer base. We generally do not require collateral for accounts receivable and maintain an allowance for doubtful accounts of $2.3 million at December 31, 2006.
For the six months ended December 31, 2006, operating activities used cash of $50.7 million, including payments relating to legal settlements of $87.9 million and a tax payment of $13.0 million related to the sale of our Information Services segment in Fiscal 2006. Net income from continuing operations totaled $28.3 million, with depreciation and amortization of $25.0 million, deferred taxes of $27.3 million, and other non-cash charges of $4.4 million, offset by changes in working capital items of $35.6 million. Investing activities used cash of $27.6 million, including $15.5 million in net payments for the acquisition of businesses and $10.5 million of capital expenditures. Financing activities provided cash of $22.8 million, including short-term borrowings of $20.0 million, proceeds from the issuance of stock (primarily associated with our employee stock purchase plan) of $2.8 million, proceeds from the exercise of stock options of $0.6 million, offset by the repurchase of common stock of $1.1 million and payment of long term debt of $0.9 million.
Repurchases of our common stock have occurred from time to time in the open market to offset the possible dilutive effect of shares issued under employee benefit plans, for possible use in future acquisitions, and for general and other corporate purposes. The following table presents stock repurchase activity during the six months ended December 31, 2006 and the year ended June 30, 2006 under programs authorized by the Board of Directors, disclosing total shares repurchased under each program and the associated cost. Upon authorization of each new stock repurchase program, the former program is superseded and replaced. The current repurchase program has no set expiration date. In addition to shares purchased in the open market under the buy-back program, we also purchase shares of common stock held by employees who wish to tender owned shares to satisfy tax withholding on restricted stock vesting and Rabbi Trust distributions. In March 2005, we suspended our open market stock repurchase program and do not currently expect to engage in further stock repurchase activity under the program until we complete our evaluation of strategic alternatives. All of the shares purchased in the six months ended December 31, 2006 were surrendered to us by employees in order to satisfy tax withholding obligations.

	Six Months Ended		Year Ended
	December 31, 2006		June 30, 2006
	Shares	Cost	Shares	Cost
Share repurchase programs:
$100 million, authorized November 2003	103	$1,095	76	$1,140

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
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures” (“FAS 157”). FAS 157 defines fair value and establishes a framework for measuring fair value in accordance with generally accepted accounting principles. This Statement also applies to other accounting pronouncements that require or permit a fair value measure. As defined by this Statement, the fair value of an Asset or Liability would be based on an

“exit price” basis rather than an “entry price” basis. Additionally, the fair value should be market-based and not an entity-based measurement. FAS 157 is effective for fiscal years beginning after November 15, 2007 (our Fiscal 2009). We have not completed our evaluation of adopting FAS 157 but do not expect the implementation of FAS 157 to have a material impact on our consolidated financial statements.
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
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”). FAS 159 enables companies to report selected financial assets and liabilities at their fair value. This statement also requires companies to provide additional information to help investors and other users of financial statements understand the effects of a company’s election to use fair value on its earnings. FAS 159 requires companies to display the fair value of assets and liabilities on the face of the balance sheet when a company elects to use fair value. FAS 159 is effective for fiscal years beginning after November 15, 2007 (our Fiscal 2009). We have not completed our evaluation of adopting FAS 159.
Off-Balance Sheet Arrangements
As of December 31, 2006, we did not have any off-balance sheet arrangements, as contemplated in Item 303(a)(4)(ii) of SEC Regulation S-K, other than outstanding letters of credit totaling $5.7 million. Our $300 million Convertible Subordinated Notes were paid off on March 14, 2006.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We do not have material exposure to market risk from derivative or non-derivative financial instruments. We do not utilize such instruments to manage market risk exposures or for trading or speculative purposes. We do, however, invest available cash and cash equivalents in highly liquid financial instruments with original maturities of three months or less. As of December 31, 2006, we had approximately $104.2 million of cash and cash equivalents invested in highly liquid debt instruments purchased with original maturities of three months or less, including $26.6 million of overnight repurchase agreements. We believe that potential near-term losses in future earnings, fair values and cash flows from reasonably possible near-term changes in the market rates for such instruments are not material to us. We manage our debt structure and interest rate risk through the use of fixed- and floating-rate debt. While changes in interest rates could decrease our interest income or increase our interest expense, we do not believe that we have a material exposure to changes in interest rates based on the relative size of our interest bearing assets and liabilities. We do not undertake any specific actions concerning exposure to interest rate risk and we are not party to any interest rate derivative transactions.
We conduct a portion of our business internationally exposing earnings, cash flows and financial position to foreign currency risks. The majority of these risks are associated with transactions denominated in currencies other than our functional currency. Our policy on foreign currency risk is to manage these risks to the extent they have the potential to be material.
In the past, we entered into foreign currency forward contracts to manage risks associated with fluctuations in foreign currency exchange rates related to specifically- identified operating expenses. At December 31, 2006, we did not have any foreign currency forward contracts. At December 31, 2005, outstanding contracts totaled $1.8 million in notional value and required us to purchase currencies at specific rates. These instruments were accounted for as foreign currency cash flow hedges of specifically identified euro-denominated operating expenses. Changes in the fair value of these instruments were carried in other comprehensive income and were reclassified to service and operating expenses when the underlying hedged operating expenses were recognized.

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
We carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our CEO and CFO concluded our disclosure controls and procedures were not effective as of December 31, 2006, at the reasonable assurance level, because of the material weaknesses described in Item 9A of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006 (the “2006 Form 10-K”), which we are still in the process of remediating. Please see “Management’s Report on Internal Control over Financial Reporting” in Item 9A of the 2006 Form 10-K for a full description of these weaknesses.
Notwithstanding the material weaknesses described in Item 9A of the 2006 Form 10-K, we believe our condensed consolidated financial statements presented in this Quarterly Report on Form 10-Q fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for all periods presented herein.
Changes in Internal Control Over Financial Reporting
There have been no changes to the Company’s internal control over financial reporting during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The derivative complaints filed in 2004 purported to be brought on behalf of the Company and generally asserted that certain officers and directors were liable for alleged breaches of fiduciary duties, abuse of control, gross mismanagement, waste, and unjust enrichment that purportedly occurred between October 23, 2000 and the time of the filing. The derivative complaints sought disgorgement, a constructive trust and damages in an unspecified amount. The Court ordered that the derivative actions be consolidated into a single action and on November 24, 2004, plaintiffs filed a consolidated amended complaint. On January 24, 2005, the Company and the individual defendants filed separate motions to dismiss the complaint. On October 31, 2005, the Court granted defendants’ motions, dismissing on the merits plaintiffs’ claim under Section 304 of the Sarbanes-Oxley Act of 2002 on the ground that the Act does not create a private right of action upon which plaintiffs may sue. Having so ruled, the Court also dismissed plaintiffs’ state law claims on the ground that it lacked subject matter jurisdiction over them. Plaintiffs appealed the rulings, but subsequently determined to dismiss with prejudice their appeal to the United States Court of Appeals for the Second Circuit and the Company

agreed to such dismissal. Plaintiffs then filed two derivative complaints in New Jersey state court raising similar claims. One of these actions was subsequently dismissed. On February 27, 2007, the Company reached an agreement in principle with the remaining plaintiff to settle the claims brought in the plaintiff’s complaint. While the settlement remains subject to the negotiation and execution of definitive documentation by the parties, approval by the Company’s Board of Directors and approval by the Court, it does not contemplate the payment of any amounts by the Company or the individual defendants, other than plaintiff’s attorneys’ fees and expenses in the amount of $0.8 million (which will be funded from the proceeds previously received under the Company’s directors and officers liability policy described above).
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
Regulatory Investigations
The Company notified the SEC in May 2004 that it would restate certain prior period financial statements, and subsequently the SEC Staff advised the Company that the SEC was conducting an investigation into the facts and circumstances related to this restatement. On May 17, 2004, the Company announced that it would restate its financial results for the fiscal years ended June 30, 2003, 2002, and 2001 and for the quarters ended December 31 and September 30, 2003 (the “2004 restatement”) in order to record adjustments for correction of errors resulting from various accounting matters in the Life Insurance Services division. An amended Annual Report on Form 10-K for the fiscal year ended June 30, 2003 was filed with the SEC on August 10, 2004 along with amended Quarterly Reports on Form 10-Q for the quarters ended December 31 and September 30, 2003 to reflect the restated financial results. In July 2005, the Company determined that an additional restatement of previously issued financial statements was necessary and the SEC’s investigation was expanded to include the 2005 restatement. The Company has cooperated and intends to continue to cooperate with the SEC’s investigation, which has resulted in significant expenses. On November 3, 2006, the Company announced that it had reached an agreement in principle with the SEC Staff, which would, if approved by the SEC and the court in which the SEC’s complaint will be filed, settle the SEC’s investigation into the 2004 and 2005 restatements. Under the proposed settlement, which remains subject to final approval by the Commission, the Company will consent to refrain from future violations of the reporting, books and records and internal control provisions of the federal securities laws and related SEC rules. The Company has agreed to pay $25.1 million in disgorgement and prejudgment interest, which amount was placed in escrow in January 2007, pending the determination by the SEC to accept or reject the offer of settlement.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Issuer Purchases of Equity Securities
During the three months ended December 31, 2006, the Company purchased 3,460 shares of common stock into treasury, to satisfy tax withholding on restricted stock vesting and Rabbi Trust distributions. No shares were repurchased in the open market during the quarter under the November 2003 stock repurchase program.

			(c) Total Number	(d) Approximate
			of Shares	Dollar Value of
			Purchased as Part	Shares that May
	(a) Total Number		of Publicly	Yet Be Purchased
	of Shares	(b) Average Price	Announced Plans	Under the Plans or
Period	Purchased	Paid per Share	or Programs	Programs
October 2006	—	—	4,193,302	$38,487,011
November 2006	—	—	4,193,302	$38,487,011
December 2006	3,460	$12.05	4,196,762	$38,445,307
Total	3,460	$12.05
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

THE BISYS GROUP, INC.
Date: March 15, 2007	By:	/s/ Bruce D. Dalziel
Bruce D. Dalziel
Executive Vice President and Chief Financial Officer (Duly Authorized Officer)

THE BISYS GROUP, INC.
EXHIBIT INDEX

Exhibit No.

(31.1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

(31.2)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

(32)	Section 1350 Certifications