Form 10-Q
period 2007-03-31
BISYS GROUP INC
filed 2007-05-10
CIK 883587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007
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
As of April 30, 2007, there were 121,257,396 shares of common stock, par value $0.02 per share, of the issuer outstanding.

THE BISYS GROUP, INC.
INDEX TO FORM 10-Q

PART I
ITEM 1. FINANCIAL STATEMENTS
THE BISYS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Revenues	$231,560	$211,725	$664,367	$624,674

Operating costs and expenses:
Service and operating (exclusive of depreciation and amortization shown separately below)	153,967	136,859	442,343	400,786
Selling, general and administrative (exclusive of depreciation and amortization shown separately below)	40,977	39,369	121,231	115,057
Depreciation and amortization	12,859	12,071	37,853	36,004
Restructuring and impairment charges	—	1,252	—	1,252
Litigation and regulatory settlements	502	(8,065)	1,529	(587)

Total operating costs and expenses	208,305	181,486	602,956	552,512

Operating earnings	23,255	30,239	61,411	72,162
Interest income	1,614	2,392	5,193	5,177
Interest expense	(944)	(3,434)	(2,199)	(13,751)
Investment gains and other	(12)	(106)	370	81

Income from continuing operations before income taxes	23,913	29,091	64,775	63,669
Income taxes	7,104	9,053	19,484	22,588

Income from continuing operations	16,809	20,038	45,291	41,081

Income (loss) from discontinued operations, net of tax	(68)	216,159	(276)	230,803

Net income	$16,741	$236,197	$45,015	$271,884

Basic earnings per share:
Continuing operations	$0.14	$0.17	$0.38	$0.35
Discontinued operations	—	1.81	—	1.94

Total basic earnings per share	$0.14	$1.98	$0.38	$2.29

Diluted earnings per share:
Continuing operations	$0.14	$0.17	$0.38	$0.34
Discontinued operations	—	1.81	—	1.93

Total diluted earnings per share	$0.14	$1.97	$0.38	$2.27

The accompanying notes are an integral part of the condensed consolidated financial statements.

THE BISYS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	March 31,	June 30,
	2007	2006
	(Unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$86,962	$159,610
Restricted cash	42,166	40,151
Accounts receivable, net	107,029	90,550
Insurance premiums and commissions receivable	81,600	119,461
Deferred tax asset	25,645	56,981
Other current assets	21,788	16,889

Total current assets	365,190	483,642
Property and equipment, net	39,513	42,100
Goodwill	729,870	716,810
Intangible assets, net	125,833	139,177
Other assets	21,506	17,014

Total assets	$1,281,912	$1,398,743

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt	$6,738	$1,656
Accounts payable	13,511	10,735
Insurance premiums and commissions payable	93,590	132,637
Other current liabilities	121,503	144,200
Litigation and regulatory settlements	775	115,361

Total current liabilities	236,117	404,589
Long-term debt	1,783	2,890
Deferred tax liability	33,513	36,256
Deferred revenues	5,243	6,622
Other liabilities	7,002	6,772

Total liabilities	283,658	457,129

Stockholders’ equity:
Common stock, $0.02 par value, 320,000,000 shares authorized, 122,222,767 and 121,914,030 shares issued	2,445	2,438
Additional paid-in capital	402,834	396,484
Retained earnings	606,264	564,809
Employee benefit trust, 379,717 and 434,505 shares	(5,734)	(6,819)
Deferred compensation	5,730	6,848
Accumulated other comprehensive income	277	141
Treasury stock at cost, 932,869 and 1,502,478 shares	(13,562)	(22,287)

Total stockholders’ equity	998,254	941,614

Total liabilities and stockholders’ equity	$1,281,912	$1,398,743

The accompanying notes are an integral part of the condensed consolidated financial statements.

THE BISYS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$45,015	$271,884
Adjustment for income from discontinued operations, net of tax	276	(230,803)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,853	36,004
Deferred income tax provision	28,800	1,825
Share-based compensation	6,957	5,751
Investment gains and other	(370)	(81)
Change in assets and liabilities, net of effects from acquisitions and divestitures	(33,150)	(41,018)
Payment related to legal settlements	(113,003)	—
Tax payment on sale of discontinued operations business	(13,000)	—
Net cash provided by operating activities from discontinued operations	1,041	38,434

Net cash provided by (used in) operating activities	(39,581)	81,996

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of businesses, net of cash acquired	(21,756)	(1,858)
Payments related to businesses previously acquired	—	(300)
Proceeds from business divestitures	—	471,295
Capital expenditures for property and equipment	(7,113)	(8,403)
Capitalized software costs	(6,819)	(5,774)
Proceeds from sale of investments	132	302
Purchase of investments	(4,000)	—
Acquired intangible assets	(82)	(111)
Other	—	80
Net cash used in investing activities from discontinued operations	(1,041)	(36,010)

Net cash used in investing activities	(40,679)	419,221

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term borrowings	20,000	—
Payments on short-term borrowings	(15,000)	—
Payment of long-term debt	(1,350)	(395,055)
Exercise of stock options	1,821	7,726
Issuance of common stock	4,260	—
Repurchases of common stock	(1,355)	(1,161)
Repayment of notes receivable from stockholders	—	3,718
Changes in bank overdrafts	178	(1,232)
Excess tax benefits from share-based payment arrangements	83	206
Other	(1,025)	—
Net cash used in financing activities from discontinued operations	—	(3,042)

Net cash provided by (used in) financing activities	7,612	(388,840)

Change in cash and cash equivalents	(72,648)	112,377
Cash and cash equivalents at beginning of period (includes cash of discontinued operations of $0 in 2007 and $618 in 2006)	159,610	172,953

Cash and cash equivalents at end of period (includes cash of discontinued operations of $0 in 2007 and $0 in 2006)	$86,962	$285,330

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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X and do not contain all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete annual statements. The accompanying financial information includes all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim period. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006 (“Fiscal 2006 Form 10-K”). The results of operations for the three and nine months ended March 31, 2007 may not be indicative of the results expected for the fiscal year ending June 30, 2007.
Fiscal Year
The Company’s fiscal year is from July 1 to June 30. Unless otherwise stated, references to the years 2007 and 2006 relate to the fiscal years ended June 30, 2007 and 2006, respectively. References to future years also relate to the fiscal year ended June 30.
Restricted Cash
Unremitted insurance premiums are held in a fiduciary capacity and approximated $42.2 million and $40.2 million at March 31, 2007 and June 30, 2006, respectively. The period for which the Company holds such funds is dependent upon the date the agent or broker remits the payment of the premium to the Company and the date the Company is required to forward such payment to the insurer.
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
Investments
Management determines the appropriate classification of investments in equity securities at the time of purchase. Marketable equity securities available for sale are carried at market value based upon quoted market prices. Unrealized gains or losses on available for sale securities are accumulated as an adjustment to stockholders’ equity, net of related deferred income taxes. Realized gains or losses are computed based on specific identification of the securities sold. During the three and nine months ended March 31, 2007 and 2006, proceeds from securities sold and the realized gains were not significant.
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

The provision for income taxes of $7.1 million and $9.1 million for the three months ended March 31, 2007 and 2006, respectively, represent an effective tax rate of 29.7% in 2007 and 31.1% in 2006. The effective tax rate for the three months ended March 31, 2007 was impacted by an adjustment to reflect a retroactive change in the tax law. For the three months ended March 31, 2006, the effective tax rate was impacted by the reversal of a loss contingency (relating to fiscal years 2001 through 2006) recorded at the conclusion of an IRS audit of the Company for the fiscal years ended 2001, 2002 and 2003.

The provision for income taxes of $19.5 million and $22.6 million for the nine months ended March 31, 2007 and 2006, respectively, represent an effective tax rate of 30.1% in 2007 and 35.5% in 2006. The effective tax rate for the nine months ended March 31, 2007 was impacted by the reversal in the first quarter of Fiscal 2007 of a loss contingency for state taxes for which the statute of limitations had expired and by an adjustment to reflect a retroactive change in the tax law. For the nine months ended March 31, 2006, the effective tax rate was impacted by the U.S. tax on the repatriation of earnings under the American Job Creation Act of 2004, the reversal of a loss contingency (relating to fiscal years 2001 through 2006) recorded at the conclusion of an IRS audit of the Company for the fiscal years ended 2001, 2002 and 2003, and permanent differences associated with certain error corrections recorded in the first quarter of 2006 related to the Life Insurance Services business.
New Accounting Pronouncements
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
3.	Comprehensive Income
The components of comprehensive income are as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006

Net income	$16,741	$236,197	$45,015	$271,884
Unrealized loss on investments, net of tax	(6)	(57)	—	(26)
Unrealized gain (loss) on foreign currency exchange contracts	—	35	(23)	160
Foreign currency translation adjustment	86	(85)	159	(156)

Total comprehensive income	$16,821	$236,090	$45,151	$271,862

4.	Per Share Data
Amounts utilized in per share computations for the three and nine months ended March 31, 2007 and 2006 are as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006

Weighted average common shares outstanding	120,013	119,118	119,769	118,837
Assumed conversion of common shares issuable under stock-based compensation plans	268	537	391	907

Weighted average common and common equivalent shares outstanding	120,281	119,655	120,160	119,744

Certain stock options were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of common shares during the period:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006

Number of options excluded	6,143	8,494	6,149	8,494

Option price per share	$12.53 to $35.10	$14.21 to $35.10	$12.00 to $35.10	$14.21 to $35.10

Average market price of common shares for the period	$12.50	$14.16	$11.93	$14.14
5.	Share-Based Compensation
The Company accounts for stock-based compensation in accordance with SFAS 123R, “Share-Based Payment” (“FAS 123R”), which requires companies to expense the fair value of stock-based compensation awards on the date of grant. The Company recognizes the fair value of stock-based compensation awards in service and operating expense or selling, general and administrative expense based upon the department classification of each employee in the condensed consolidated statements of income on a straight-line basis over the vesting period.

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

Employee Stock Purchase Plan: The Company has historically offered an employee stock purchase plan that grants eligible employees the right to purchase a limited number of shares of common stock each calendar year through payroll deductions at 85% of the lower of either (1) the closing price of the Company’s common stock on the first business day of the plan year (grant date) or (2) the closing price of the Company’s common stock on the last business day of the plan year (exercise date). Compensation expense is based upon the 15% discount and the fair value of the look-back feature under the employee stock purchase plan and is recognized ratably over the plan year, adjusted for withdrawals. The Company does not currently intend to offer an employee stock purchase plan for calendar year 2007.

During the three months ended March 31, 2007, the Company recognized approximately $2.2 million of stock-based compensation expense ($0.9 million relating to stock options, $1.3 million relating to restricted stock and no expense relating to the employee stock purchase plan). During the nine months ended March 31, 2007, the Company recognized approximately $7.0 million of stock-based compensation expense ($2.4 million relating to stock options, $3.9 million relating to restricted stock and $0.7 relating to the employee stock purchase plan). During the three and nine months ended March 31, 2007, the Company recognized $0.6 million and $1.7 million, respectively, in related tax benefits. As of March 31, 2007, the total remaining unrecognized compensation cost related to non-vested stock options and restricted stock awards, net of forfeitures, was approximately $18.9 million and is expected to be recognized over an estimated weighted amortization period of 4.06 years. During the three months ended March 31, 2007, the Company modified 416,476 stock options by extending the life of the options. The financial impact of the modification was $0.4 million. During the nine months ended March 31, 2007, the Company modified 832,940 stock options by extending the life of the options. The financial impact of the modifications was $0.7 million and is included in the stock-based compensation expenses detailed above.
The fair values of stock options granted during the nine months ended March 31, 2007 and 2006 were estimated on the date of grant using the Black-Scholes pricing model with the following assumptions:

	Nine Months Ended
	March 31,
	2007	2006

Expected life (in years)	5.23	4.08
Average risk-free interest rate	4.83%	4.11%
Expected volatility	40.4%	39.6%
Expected dividend yield	0.0%	0.0%
The Company determined the expected life of the stock options using historical data. The risk-free interest rate is based on the U.S. treasury spot rates in effect at the time of the grant. Expected volatility was determined using a weighted average of implied market volatility combined with historical volatility. The Company determined that a blend of historical volatility and implied volatility better reflects expected future market conditions and better indicates expected volatility than purely historical volatility.

The weighted-average estimated fair value of stock options granted during the nine months ended March 31, 2007 and 2006 was $5.19 and $5.69 per share, respectively.

The table below presents information related to stock option activity for the three and nine months ended March 31, 2007 and 2006:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006

Total intrinsic value of stock options exercised	$183	$659	$353	$2,383
Total fair value of stock options vested	527	536	1,636	1,663
Cash received from stock option exercises	$1,228	$1,904	$1,821	$7,726

A summary of stock option activity for the nine months ended March 31, 2007 is as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Shares	Exercise Price	Term (years)	Value

Outstanding, June 30, 2006	10,262	$19.45
Granted	525	11.38
Exercised	(185)	9.87
Forfeited or expired	(3,735)	18.92

Outstanding, March 31, 2007	6,867	$19.38	4.44	$614

Exercisable, March 31, 2007	5,864	$20.45	3.78	$608

A summary of unvested stock option activity for the nine months ended March 31, 2007 is as follows:

		Weighted
	Number of	Average Fair
	Shares	Value

Unvested at June 30, 2006	1,176	$6.08
Granted	525	4.55
Vested	(383)	5.31
Forfeited or expired	(315)	6.41

Unvested at March 31, 2007	1,003	$5.47

A summary of restricted stock activity for the nine months ended March 31, 2007 is as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average Fair	Vesting Term	Fair
	Shares	Value	(years)	Value

Unvested at June 30, 2006	1,145	$14.83	3.57	$16,988
Granted	551	10.76	3.46	5,929
Vested	(333)	14.99	—	(5,002)
Forfeited	(242)	14.33	2.55	(3,473)

Unvested at March 31, 2007	1,121	$12.89	2.75	$14,442

At March 31, 2007, options to purchase 10.4 million shares were available for grant under the Company’s stock option and restricted stock plans.

The Company has a policy of utilizing shares held in treasury to satisfy stock option exercises and share issuances in connection with its employee stock purchase plan; however, the Company does not expect to repurchase any additional shares in the open market during the pendency of its proposed merger with Citibank N.A.

In February 2007, the Company issued 156,510 shares in connection with the 2006 employee stock purchase plan. In August 2006, the Company issued 315,214 shares in connection with the 2005 employee stock purchase plan.

6.	Restructuring
The Company incurred no restructuring costs during the nine months ended March 31, 2007 and $1.2 million during the nine months ended March 31, 2006. In the prior year, the restructuring charges were primarily related to the completion of the relocation of the Company’s corporate headquarters from New York to Roseland, New Jersey. The restructuring charges represent the excess of the future minimum lease commitments of the former New York headquarters over the expected sublease income, partially offset by a related deferred rent liability of approximately $0.3 million. The following summarizes activity with respect to the Company’s restructuring activities for the nine months ended March 31, 2007:

Restructuring accrual at June 30, 2006	$1,729

Expense provision:
Facility closure	—

Cash payments and other	600

Remaining accrual at March 31, 2007:
Facility closure	1,129

Total	$1,129

7.	Litigation and Regulatory Investigations
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
On October 16, 2006, the Company announced that it had reached an agreement in principle to settle the consolidated class action lawsuit (including claims relating to the second restatement filed on April 26, 2006), as well as the remaining putative class lawsuit on an individual basis. The parties signed two definitive stipulations of settlement dated as of October 30, 2006. Under the proposed settlements, the Company paid an aggregate of $66.5 million in cash into escrow accounts on November 15 and 16, 2006. The consolidated class action settlement received preliminary Court approval on November 6, 2006 but remains subject to, among other things, final Court approval. Following such approval, the funds will be disbursed to certain purchasers of BISYS securities according to a Court-approved distribution plan. A fairness hearing for the consolidated class action settlement was held on January 18, 2007, at which time the Court took the matter under advisement. If the Court determines that the settlement is fair to the class members, the settlement will be approved. The settlements include no admission of wrongdoing by the Company or any of the individual defendants and were funded through a combination of cash on hand and the Company’s existing credit facility.

The Company has reached an agreement with three of its insurers to recover a total of $16 million under its $25 million directors and officers liability policy. The Company has asserted a claim under its insurance policy against an additional insurance carrier for recovery of monetary losses of $5 million paid by the Company in excess of policy limits to settle the securities class action lawsuit. The parties participated in an unsuccessful mediation on April 17, 2007, and the Company is evaluating its options under the policy. There can be no assurance that the claim will be successful. The Company will not record a recovery related to this claim prior to final settlement.
The derivative complaints filed in 2004 purported to be brought on behalf of the Company and generally asserted that certain officers and directors were liable for alleged breaches of fiduciary duties, abuse of control, gross mismanagement, waste, and unjust enrichment that purportedly occurred between October 23, 2000 and the time of the filing. The derivative complaints sought disgorgement, a constructive trust and damages in an unspecified amount. The Court ordered that the derivative actions be consolidated into a single action, and on November 24, 2004, plaintiffs filed a consolidated amended complaint. On January 24, 2005, the Company and the individual defendants filed separate motions to dismiss the complaint. On October 31, 2005, the Court granted defendants’ motions, dismissing on the merits plaintiffs’ claim under Section 304 of the Sarbanes-Oxley Act of 2002 on the ground that the Act does not create a private right of action upon which plaintiffs may sue. Having so ruled, the Court also dismissed plaintiffs’ state law claims on the ground that it lacked subject matter jurisdiction over them. Plaintiffs appealed the rulings, but subsequently determined to dismiss with prejudice their appeal to the United States Court of Appeals for the Second Circuit and the Company agreed to such dismissal. Plaintiffs then filed two derivative complaints in New Jersey state court raising similar claims. One of these actions was subsequently dismissed. On February 27, 2007, the Company reached an agreement in principle with the remaining plaintiff to settle the claims brought in the plaintiff’s complaint. While the settlement remains subject to the negotiation and execution of definitive documentation by the parties, approval by the Company’s Board of Directors and approval by the Court, it does not contemplate the payment of any amounts by the Company or the individual defendants, other than plaintiff’s attorneys’ fees and other expenses which the Company believes will approximate $0.8 million (which will be funded from the proceeds previously received under the Company’s directors and officers liability policy described above).
The Company’s Life Insurance Services division was involved in litigation with a West Coast-based distributor of life insurance products, with which it had a former business relationship. The lawsuit, which was captioned Potomac Group West, Inc., et al, v. The BISYS Group, Inc., et al, was filed in September 2002 in the Circuit Court for Montgomery County, Maryland. The original complaint asserted breach of contract and a number of tort claims against BISYS, several subsidiaries, and several employees. The Court subsequently dismissed all claims against BISYS, its subsidiaries, and its employees, leaving only a breach of contract claim against one BISYS subsidiary. Plaintiffs continued to assert that they had not been paid all monies due for covered insurance policies. A jury trial commenced on January 22, 2007, and on March 26, 2007, the jury returned a verdict in favor of the Company’s Potomac Insurance Marketing Group subsidiary on all counts and awarded the Company’s subsidiary $22 thousand on its counterclaim against the plaintiff for overpayment of commissions. The Company’s subsidiary has also filed a motion with the court seeking the payment of attorneys’ fees by the plaintiff. The court entered a final judgment in the Company’s favor on April 25, 2007. While the plaintiff has the right to appeal this judgment, the Company expects the verdict and judgment to prevail.
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
     Regulatory Investigations
The Company notified the Securities and Exchange Commission (“SEC”) in May 2004 that it would restate certain prior period financial statements, and subsequently the SEC Staff advised the Company that the SEC was conducting an investigation into the facts and circumstances related to this restatement. On May 17, 2004, the Company announced that it would restate its financial results for the fiscal years ended June 30, 2003, 2002, and 2001 and for the quarters ended December 31 and September 30, 2003 (the “2004 restatement”) in order to record adjustments for correction of errors resulting from various accounting matters in the Life Insurance Services division. An amended Annual Report on Form 10-K for the fiscal year ended June 30, 2003 was filed with the SEC on August 10, 2004 along with amended Quarterly Reports on Form 10-Q for the quarters ended December 31 and September 30, 2003 to reflect the restated financial results. In July 2005, the

Company determined that an additional restatement of previously issued financial statements was necessary and the SEC’s investigation was expanded to include the 2005 restatement. On May 8, 2007, the SEC Staff informed the Company that the SEC approved the settlement offer of the Company with the respect to the SEC’s investigation into the 2004 and 2005 restatements. Under the settlement, which is subject to approval by the court in which the SEC’s complaint will be filed, the Company will consent to refrain from future violations of the reporting, books and records and internal control provisions of the federal securities laws and related SEC rules. The Company has agreed to pay $25.1 million in disgorgement and prejudgment interest, which amount was placed in escrow in January 2007 in the settlement.
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
At December 31, 2006, the Company established an estimated liability of $0.8 million for the settlement associated with the derivative lawsuits. The liability was recognized as an operating expense in the nine months ended March 31, 2007.
In March 2007, the Company received a favorable verdict in the Potomac Group West litigation matter. As a result, a $2.4 million reserve, representing the Company’s initial assessment of its exposure relating to this matter, was reversed and recognized as a reduction to the litigation and regulatory settlements during the three months ended March 31, 2007.
Amounts accrued as part of estimated litigation settlements are as follows:

	March 31,	June 30,
	2007	2006

Regulatory settlement — Fund Services	$—	$21,403
Class action suit settlement	—	66,500
SEC settlement — financial restatements	—	25,100
Derivative settlement	775	—
Other — Potomac Group West	—	2,358

	$775	$115,361

The Company recorded the following expenses related to estimated settlement costs and legal fees in connection with the aforementioned litigation and investigatory matters for the three and nine months ended March 31, 2007 and 2006:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006

Litigation	$2,860	$737	$12,260	$8,012
Regulatory settlement	—	198	—	401
Derivative settlement	—	—	775	—
Insurance recoveries	—	(9,000)	(9,148)	(9,000)
Other — Potomac Group West	(2,358)	—	(2,358)	—

	$502	$(8,065)	$1,529	$(587)

In Fiscal 2006, the Company reached an agreement regarding coverage with its insurance carriers that resulted in an insurance recovery of $11.9 million for certain legal expenses incurred by the Company in connection with the aforementioned litigation and investigatory matters. For the nine months ended March 31, 2007, the Company recognized insurance recoveries of $9.1 million. Amounts recovered have been recognized as a reduction to legal expenses and related litigation settlements. The Company has received total insurance proceeds of $16.0 million associated with its directors and officers policy and $5.0 million associated with its errors and omissions policy, representing the final agreed payments from three of its insurance carriers. The Company filed a request for mediation under its policy to assert a claim against the remaining excess carrier. On April 17, 2007, the Company participated in an unsuccessful mediation and is currently reviewing its options under the policy.
Legal fees and related costs for litigation arising in the ordinary course of business, and exclusive of the specific aforementioned litigation and investigatory matters, are included in the caption “Selling, general and administrative” in the accompanying consolidated statements of income.
8.	Goodwill and Intangible Assets
Goodwill
The changes in carrying amount of goodwill by business segment for the nine months ended March 31, 2007 were as follows:

	Investment	Insurance
	Services	Services	Total

Balance, June 30, 2006	$362,858	$353,952	$716,810
Additions	—	13,106	13,106
Adjustments to previous acquisitions	—	(46)	(46)

Balance, March 31, 2007	$362,858	$367,012	$729,870

Intangible Assets
At March 31, 2007, intangible assets were comprised of the following:

	Gross Carrying	Accumulated	Net Book
	Amount	Amortization	Value

Capitalized software	$65,523	$(41,332)	$24,191
Customer related	189,083	(92,724)	96,359
Noncompete agreements	15,147	(10,811)	4,336
Other	3,695	(2,748)	947

Total	$273,448	$(147,615)	$125,833

At June 30, 2006, intangible assets were comprised of the following:

	Gross Carrying	Accumulated	Net Book
	Amount	Amortization	Value

Capitalized software	$59,983	$(35,181)	$24,802
Customer related	185,580	(77,832)	107,748
Noncompete agreements	16,299	(11,014)	5,285
Other	3,695	(2,353)	1,342

Total	$265,557	$(126,380)	$139,177

All of the Company’s intangible assets are subject to amortization. Amortization expense for intangible assets was $9.4 million and $27.5 million for the three and nine months ended March 31, 2007 and $34.5 million for the year ended June 30, 2006. Estimated amortization expense for the remaining three months of fiscal 2007 and for the fiscal years after June 30, 2007 are as follows:

Fiscal Year	Amount

2007	$9,338
2008	32,646
2009	28,229
2010	18,662
2011	13,593
Thereafter	23,365
9.	Borrowings

In January 2006, the Company terminated the previous credit facility that was entered into in March 2004 and entered into a new Credit Agreement with a syndicate of lenders, providing for (i) an interim revolving credit facility in an aggregate amount of up to $100 million (the “Revolver”) and (ii) an interim term loan in an aggregate amount of up to $300 million (the “Term Loan”; together with the Revolver, the “Interim Facility”). The maturity date of the Interim Facility was January 2, 2007. The proceeds of the Revolver may be used for working capital and other corporate purposes. The Term Loan commitment was subsequently cancelled since the proceeds were not required to repay the Company’s $300 million of convertible subordinated notes, which were repaid in March 2006 using proceeds from the sale of the Information Services segment (see Note 12 — “Discontinued Operations”).

In August 2006, the Company amended the Credit Agreement to, among other things, extend the maturity date of the Interim Facility from January 2, 2007 to June 30, 2007. On November 15, 2006, the Company entered into a second amendment to the Credit Agreement to, among other things, extend the time to deliver its Form 10-Q for the first and second quarters of Fiscal 2007 until March 1, 2007 and May 1, 2007, respectively, without resulting in a default. The amendment also gives the Company the option to extend the maturity date under the Credit Agreement from June 30, 2007 to December 31, 2007 and includes an uncommitted accordion feature that allows the Company to request a term loan of up to $50 million under the Interim Facility. The Lender, or participating lenders if the Interim Facility is syndicated, has no obligation to make such term loan.

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
The loans under the Interim Facility are guaranteed by certain of the Company’s significant subsidiaries. The Credit Agreement contains various representations, warranties and covenants. Financial covenants require the Company to meet certain financial tests on an on-going basis, including minimum net worth, minimum fixed charge coverage ratio, and total leverage ratio, based upon its consolidated financial results.
Debt outstanding at March 31, 2007 and June 30, 2006 is as follows:

	March 31, 2007	June 30, 2006

Interim facility, at a rate of 6.14%	$5,000	$—
Capital lease obligations	3,521	4,546

	8,521	4,546
Less amounts due within one year	6,738	1,656

Long-term debt	$1,783	$2,890

10.	Business Segment Information

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

Summarized financial information by business segment and for corporate operations for the three and nine months ended March 31, 2007 and 2006 is presented below. Measures used to assess segment performance include revenues and operating earnings, exclusive of restructuring and impairment charges and litigation and regulatory settlements. Segment operating earnings exclude restructuring and impairment charges and litigation and regulatory settlements for specific matters described in Note 7 since they are not allocated to the segments for internal evaluation purposes. While these items are identifiable to the business segments, they are not included in the measurement of segment operating earnings provided to the chief operating decision maker for purposes of assessing segment performance and decision making with respect to resource allocation. Legal expenses for other litigation matters arising in the normal course of business are included in operating earnings of the reportable segments and corporate.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006

Revenues:
Investment Services	$166,461	$149,671	$474,210	$441,752
Insurance Services	65,099	62,054	190,157	182,922

Total consolidated revenues	$231,560	$211,725	$664,367	624,674

Operating earnings for reportable segments:
Investment Services	$20,330	$17,204	$53,361	$51,339
Insurance Services	14,136	15,845	41,265	48,597

Total	$34,466	$33,049	$94,626	$99,936

Less reconciling items:

Corporate expenses	$10,709	$9,623	$31,686	$27,109

Restructuring and impairment charges:
Investment Services	$—	$15	$—	$15
Insurance Services	—	—	—	—
Corporate	—	1,237	—	1,237

Total restructuring and impairment charges	$—	$1,252	$—	$1,252

Litigation and regulatory settlements (net of recoveries):
Investment Services	$—	$198	$199	$401
Insurance Services	—	165	463	1,296
Corporate	502	(8,428)	867	(2,284)

Total litigation and regulatory settlements	$502	$(8,065)	$1,529	$(587)

Total consolidated operating earnings	$23,255	$30,239	$61,411	$72,162

	March 31,	June 30,
	2007	2006

Assets:
Investment Services	$643,511	$631,696
Insurance Services	576,979	601,036
Corporate	61,422	166,011

Total	$1,281,912	$1,398,743

11.	Acquisitions

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

The Company acquired Truckwriters, Inc., a commercial insurance services business, on February 1, 2007 for cash consideration of approximately $11.0 million. The acquisition resulted in approximately $4.0 million of goodwill. Intangible assets acquired, which totaled approximately $3.0 million and consisted of customer relationships, are being amortized over 7.0 years. Proforma information has not been presented due to the lack of materiality. The total amount of goodwill assigned is not deductible for tax purposes.
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

The Company has classified the results of operations of these businesses as discontinued operations. Operating results of these discontinued operations were as follows:

	Three months ended		Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Revenues	$—	$43,534	$—	$146,689
Expenses	(65)	(27,251)	379	(101,952)
Gain on disposition	—	355,313	—	355,313

Income (loss) from discontinued operations, before taxes	(65)	371,596	379	400,050
Applicable income taxes	3	155,437	655	169,247

Income (loss) from discontinued operations, net of tax	$(68)	$216,159	$(276)	$230,803

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

On September 12, 2006, in connection with the Company’s initiative to explore strategic alternatives, it entered into retention bonus agreements with certain key employees, including certain executive officers of the Company. Under these agreements, the Company offered two separate bonus opportunities of equal amounts to selected employees. The first bonus payment became payable March 8, 2007, provided that the employee remained with the Company. The second bonus payment will be payable September 8, 2007, if the employee remains with the Company and there has been a “change in control” of the Company. If any employee voluntarily terminates employment or is terminated for “cause” before a payment is made, the employee would not receive that payment. The Company recognized the first bonus as compensation expense ratably over the service period, which ended on March 8, 2007. The second bonus will be recognized ratably over the remaining applicable service period upon the consummation of a “change of control” of the Company as specified in the agreement. For the three and nine months ended March 31, 2007, the Company recognized compensation expense associated with these agreements of $1.7 million and $6.4 million, respectively. As of March 31, 2007, the Company has paid $6.4 million associated with these retention bonuses. Aggregate future payments in connection with the second bonus payment and other retention bonuses may range up to $6.0 million. As of March 31, 2007, an accrual for the second bonus payments has not been established as there has been no “change in control” of the Company.
15.	Subsequent Events

On May 2, 2007, the Company announced that it had entered into a definitive agreement under which Citibank N.A. (“Citi”) would acquire all of its outstanding shares in a transaction valued at approximately $1.45 billion. BISYS shareholders would receive $12.00 cash in cash per share, consisting of $11.85 per share to be paid by Citi at the closing of the acquisition and a special dividend of $0.15 per share in cash payable by BISYS, and conditioned upon the closing of the acquisition. The transaction is expected to close in the second half of calendar year 2007 and is subject to BISYS shareholder approval; the expiration or termination of the applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; no material adverse effect on the Company having occurred; and other customary conditions. The completion of the merger is also subject to no more than 35% of the outstanding Company common stock exercising dissenting rights, no law or government order prohibiting, and certain other regulatory approvals have been obtained with respect to the merger and Citi’s subsequent sale of certain assets of the Company to BIR JCF, LLC. Bear Stearns & Co, Inc., a related party, advised the Company in connection with this proposed transaction.

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
On September 12, 2006, in connection with our initiative to explore strategic alternatives, we entered into retention bonus agreements with certain key employees, including certain executive officers of the Company. Under these agreements, we offered two separate bonus opportunities of equal amounts to selected employees. The first bonus payment became payable March 8, 2007, provided that the employee remained with the Company. The second bonus payment will be payable September 8, 2007, if the employee remains with the Company and there has been a “change in control” of the Company. If any employee voluntarily terminates employment or is terminated for “cause” before a payment is made, the employee would not receive that payment. We recognized the first bonus as compensation expense ratably over the service period, which ended on March 8, 2007. The second bonus will be recognized ratably over the remaining applicable service period upon the consummation of a “change of control” of the Company as specified in the agreement. For the three and nine months ended March 31, 2007, we recognized compensation expense associated with these agreements of $1.7 million and $6.4 million, respectively. As of March 31, 2007, we have paid $6.4 million associated with these retention bonuses. Aggregate future payments in connection with the second bonus payment and other retention bonuses may range up to $6.0 million. As of March 31, 2007, an accrual for the second bonus payments has not been established as there has been no “change in control” of the Company.
On May 2, 2007, we announced that we had entered into a definitive agreement under which Citibank N.A. (“Citi”) would acquire all of our outstanding shares in a transaction valued at approximately $1.45 billion. BISYS shareholders would receive $12.00 cash in cash per share, consisting of $11.85 per share to be paid by Citi at the closing of the acquisition and a special dividend of $0.15 per share in cash payable by BISYS, and conditioned upon the closing of the acquisition. The transaction is expected to close in the second half of calendar year 2007 and is subject to BISYS shareholder approval; the expiration or termination of the applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; no material adverse effect on the Company having occurred; and other customary conditions. The completion of the merger is also subject to no more than 35% of the outstanding Company common stock exercising dissenting rights, no law or government order prohibiting, and certain other regulatory approvals have been obtained with respect to the merger and Citi’s subsequent sale of certain of our assets to BIR JCF, LLC. Bear Stearns & Co, Inc., a related party, advised the Company in connection with this proposed transaction.
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
The following table presents the percentage of revenues represented by each item in our condensed consolidated statements of income for the periods indicated:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006

Revenues	100%	100%	100%	100%

Operating costs and expenses:
Service and operating	66.5	64.6	66.7	64.1
Selling, general and administrative	17.7	18.6	18.2	18.4
Depreciation and amortization	5.6	5.7	5.7	5.8
Restructuring and impairment charges	—	0.6	—	0.2
Litigation and regulatory settlements	0.2	(3.8)	0.2	(0.1)

Total operating costs and expenses	90.0	85.7	90.8	88.4

Operating earnings	10.0	14.3	9.2	11.6
Interest income	0.7	1.1	0.8	0.8
Interest expense	(0.4)	(1.6)	(0.3)	(2.2)
Investment gains and other	—	—	0.1	—

Income from continuing operations before income taxes	10.3	13.8	9.8	10.2
Income taxes	3.1	4.3	2.9	3.6

Income from continuing operations	7.2	9.5	6.9	6.6

Income from discontinued operations, net of tax	—	102.1	—	36.9

Net income	7.2%	111.6%	6.9%	43.5%

     Third Quarter 2007 vs. Third Quarter 2006
     Continuing Operations
Revenues increased 9.4% from $211.7 million for the three months ended March 31, 2006 to $231.6 million for the three months ended March 31, 2007. Revenue growth was derived from increased sales to existing clients and sales to new clients in our Investment Services segment and the impact of acquisitions made in our Insurance Services segment. Revenues were higher in Fund Services primarily due to distribution (12B-1) revenues resulting from higher asset values versus a year ago. Revenue growth was offset, somewhat, due to softer market conditions in our Commercial Insurance Services business, where increased competition among insurance carriers led to lower premiums and lower retention of renewals, directly impacting commission revenues compared to a year ago. Our internal revenue growth (excluding acquisitions and divestitures) approximated 7.7% for the three months ended March 31, 2007 versus a year ago.
Service and operating expenses increased 12.5% from $136.9 million for the three months ended March 31, 2006 to $154.0 million for the three months ended March 31, 2007 and increased as a percentage of revenues from 64.6% to 66.5%. The dollar and percentage increase was primarily due to higher distribution (12B-1) fees in our Fund Services business, the impact of acquisitions in our Insurance Services segment, and to higher headcount-related costs (including facilities) relating to initiatives supporting growth, employee retention and severance in our Alternative Investment Services businesses.
Selling, general and administrative expenses increased 4.1%, or $1.6 million, from $39.4 million for the three months ended March 31, 2006 to $41.0 million for the three months ended March 31, 2007 and decreased as a percentage of revenues from 18.6% to 17.7%. The dollar increase was primarily driven by corporate expenses associated with the company-wide retention bonus program (See Note 14 — “Other Commitments”) and higher professional and consulting fees. This increase was somewhat offset by a $1.0 million gain recognized in the Life Insurance Services business associated with the settlement of a legal claim.
Operating margins were 10.0% and 14.3% for the three months ended March 31, 2007 and 2006, respectively. Operating earnings decreased by $6.9 million to $23.3 million for the three months ended March 31, 2007 compared to $30.2 million for the same period in the prior year. Operating earnings in the prior year period included a $9.0 million insurance recovery, which more than offset litigation and regulatory costs incurred during the period. In the current quarter, litigation and regulatory costs were lowered by a $2.4 million reserve reduction resulting from the Potomac Group West verdict. Operating earnings expanded in our Investment Services segment due to strong revenue growth in our Alternative Investment Services businesses, which offset operating earnings decline in our Fund Services business and Insurance Services segment. Finally, corporate expenses were higher versus a year ago due to the company-wide retention bonus program.
Interest expense was $0.9 million for the three months ended March 31, 2007, compared to $3.4 million a year ago. The decline in interest expense was primarily due to our repayment of $300 million of convertible subordinate notes and $54 million of term loans in Fiscal 2006.
The provision for income taxes of $7.1 million and $9.1 million for the three months ended March 31, 2007 and 2006, respectively, represent an effective tax rate of 29.7% in 2007 and 31.1% in 2006. The effective tax rate for the three months ended March 31, 2007 was impacted by an adjustment to reflect a retroactive change in the tax law. For the three months ended March 31, 2006, the effective tax rate was impacted by the reversal of a loss contingency (relating to fiscal years 2001 through 2006) recorded at the conclusion of an IRS audit of the Company for the fiscal years ended 2001, 2002 and 2003.
     Discontinued Operations
See Note 12 — “Discontinued Operations.”
     First Nine Months 2007 vs. First Nine Months 2006
     Continuing Operations
Revenues increased 6.4% from $624.7 million for the nine months ended March 31, 2006 to $664.4 million for the nine months ended March 31, 2007. Revenue growth was derived through increased sales to existing clients, sales to new clients and the impact of acquired businesses, partially offset by client attrition in our Fund Services business and lower revenues in our Commercial Insurance Services business. Our internal revenue growth (excluding acquisitions and divestitures) approximated 4.8% for the nine months ended March 31, 2007 versus a year ago.
Service and operating expenses increased 10.4% from $400.8 million for the nine months ended March 31, 2006 to $442.3 million for the nine months ended March 31, 2007 and increased as a percentage of revenues from 64.1% to 66.7%. The dollar and percentage increase was primarily due to higher headcount-related costs (including facilities) in our Alternative Investment Services businesses and the impact of acquisitions in our Insurance Services segment and higher distribution fees (12b-1) in our Fund Services business.
Selling, general and administrative expenses increased 5.4%, or $6.2 million, from $115.0 million for the nine months ended March 31, 2006 to $121.2 million for the nine months ended March 31, 2007 and decreased as a percentage of revenues from 18.4% to 18.2%. The dollar increase was primarily driven by corporate expenses associated with the company-wide retention bonus program (See Note 14 — “Other Commitments”) coupled with higher professional and consulting fees, somewhat offset by a $1.9 million gain recognized in the Commercial Insurance Services business for the sale of a book of business and $1.0 million gain associated with a settlement of a legal claim recorded in the Life Insurance Services business.

Operating margins were 9.2% and 11.6% for the nine months ended March 31, 2007 and 2006, respectively. Operating earnings decreased by $10.8 million to $61.4 million for the nine months ended March 31, 2007 compared to $72.2 million for the same period in the prior year. The margin and dollar declines were primarily due to lower margins in our Insurance Services segment due to lower sales in our Commercial Insurance Services business and the impact of acquisitions. In addition, margins in our Fund Services business declined due to client attrition and increased distribution (12b-1) fees. Corporate costs were higher than the previous year as a result of the company-wide retention bonus program. Litigation and regulatory settlements were higher in the current year primarily due to the timing of insurance recoveries and legal settlements. The favorable year to date performance of our Alternative Investment Services and Retirement Services businesses somewhat offset the overall decline in margins and operating earnings.
Interest expense was $2.2 million for the nine months ended March 31, 2007, compared to $13.8 million a year ago. The decline in interest expense was primarily due to our repayment of $300 million of convertible subordinate notes and $54 million of term loans in Fiscal 2006.
The provision for income taxes of $19.5 million and $22.6 million for the nine months ended March 31, 2007 and 2006, respectively, represent an effective tax rate of 30.1% in 2007 and 35.5% in 2006. The effective tax rate for the nine months ended March 31, 2007 was impacted by the reversal in the first quarter of Fiscal 2007 of a loss contingency for state taxes for which the statute of limitations had expired and by an adjustment to reflect a retroactive change in the tax law. For the nine months ended March 31, 2006, the effective tax rate was impacted by the U.S. tax on the repatriation of earnings under the American Job Creation Act of 2004, the reversal of a loss contingency (relating to fiscal years 2001 through 2006) recorded at the conclusion of an IRS audit for the fiscal years ended 2001, 2002 and 2003, and permanent differences associated with certain error corrections recorded in the first quarter of 2006 related to the Life Insurance Services business.
     Discontinued Operations
     See Note 12 — “Discontinued Operations.”
Restructuring and Impairment Charges
We incurred no restructuring costs during the nine months ended March 31, 2007 and $1.2 million during the nine months ended March 31, 2006. In the prior year, the restructuring charges of $1.4 million were primarily related to the relocation of our corporate headquarters from New York to Roseland, New Jersey. The restructuring charges represent the excess of the future minimum lease commitments of the former New York headquarters over the expected sublease income, partially offset by a related deferred rent liability of approximately $0.3 million. The following summarizes activity with respect to our restructuring activities for the nine months ended March 31, 2007:

Restructuring accrual at June 30, 2006	$1,729

Expense provision:
Facility closure	—

Cash payments and other	600

Remaining accrual at March 31, 2007:
Facility closure	1,129

Total	$1,129

Litigation and Regulatory Settlements
We are currently subject to legal proceedings and claims, including class action lawsuits and a shareholder derivative lawsuit, and regulatory investigations. See Part II, Item 1, “Legal Proceedings,” and Note 7 — “Litigation and Regulatory Investigations.”

Amounts accrued as part of litigation and regulatory settlements are as follows:

	March 31,	June 30,
	2007	2006

Regulatory settlement — Fund Services	$—	$21,403
Class action suit settlement	—	66,500
SEC settlement — financial restatements	—	25,100
Derivative settlement	775	—
Other — Potomac Group West	—	2,358

	$775	$115,361

We expensed the following amounts related to estimated settlement costs and legal fees in connection with the aforementioned litigation and investigatory matters for the three and nine months ended March 31, 2007 and 2006:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006

Litigation	$2,860	$737	$12,260	$8,012
Regulatory settlement	—	198	—	401
Derivative settlement	—	—	775	—
Insurance recoveries	—	(9,000)	(9,148)	(9,000)
Other — Potomac Group West	(2,358)	—	(2,358)	—

	$502	$(8,065)	$1,529	$(587)

On March 26, 2007, we received a favorable verdict in the Potomac Group West litigation. As a result, the $2.4 million that was accrued has been recognized as a reduction to litigation settlements for the quarter-ended March 31, 2007. We have also filed a motion with the court seeking the payment of attorneys’ fees by the plaintiff.
In Fiscal 2006, we reached an agreement regarding coverage with our insurance carriers that resulted in an insurance recovery of $11.9 million for certain legal expenses incurred by us in connection with the aforementioned litigation and investigatory matters. For the nine months ended March 31, 2007, we recognized insurance recoveries of $9.1 million. Amounts recovered have been recognized as a reduction to legal expenses and related litigation settlements. We have received total insurance proceeds of $16.0 million associated with our directors and officers policy and $5.0 million associated with our errors and omissions policy, representing the final agreed payments from three of our insurance carriers. We have asserted a claim against the remaining carrier. On April 17, 2007, we participated in an unsuccessful mediation and are currently reviewing our options under the policy.
Legal fees and related costs for litigation arising in the ordinary course of business, and exclusive of the specific aforementioned litigation and investigatory matters, are included in the caption “Selling, general and administrative” in the accompanying consolidated statements of income.

Segment Information
The following table sets forth revenue and operating income by business segment and for corporate operations for the three and nine months ended March 31, 2007 and 2006. Measures used to assess segment performance include revenues and operating earnings, exclusive of restructuring and impairment charges and litigation and regulatory settlements. Segment operating earnings exclude restructuring and impairment charges and litigation and regulatory settlements since they are not allocated to the segments for internal evaluation purposes. While these items are identifiable to the business segments, they are not included in the measurement of segment operating earnings provided to the chief operating decision maker for purposes of assessing segment performance and decision making with respect to resource allocation.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006

Revenues:
Investment Services	$166,461	$149,671	$474,210	$441,752
Insurance Services	65,099	62,054	190,157	182,922

Total consolidated revenues	$231,560	$211,725	$664,367	624,674

Operating earnings for reportable segments:
Investment Services	$20,330	$17,204	$53,361	$51,339
Insurance Services	14,136	15,845	41,265	48,597

Total	$34,466	$33,049	$94,626	$99,936

Less reconciling items:

Corporate expenses	$10,709	$9,623	$31,686	$27,109

Restructuring and impairment charges:
Investment Services	$—	$15	$—	$15
Insurance Services	—	—	—	—
Corporate	—	1,237	—	1,237

Total restructuring and impairment charges	$—	$1,252	$—	$1,252

Litigation and regulatory settlements (net of recoveries):
Investment Services	$—	$198	$199	$401
Insurance Services	—	165	463	1,296
Corporate	502	(8,428)	867	(2,284)

Total litigation and regulatory settlements	$502	$(8,065)	$1,529	$(587)

Total consolidated operating earnings	$23,255	$30,239	$61,411	$72,162

Operating margins:
Investment Services	12.2%	11.5%	11.3%	11.6%
Insurance Services	21.7%	25.5%	21.7%	26.6%

     Investment Services
     Revenues
For the three and nine months ended March 31, 2007, internal revenue growth (excluding acquisitions and divestitures) for our Investment Services segment approximated 11.2% and 7.4%, respectively, as compared to the same period in the prior year. Overall, revenues in the Investment Services business segment increased $16.8 million, or 11.2%, and $32.5 million, or 7.4%, for the three and nine months ended March 31, 2007, respectively, as compared to the respective year ago period. The increase in revenues is primarily due to strong revenue growth in our Alternative Investment Services businesses which benefited from the impact of new clients versus a year ago, fund asset growth and fee increases for certain services. In addition, revenues grew in our Retirement Services business as we were able to provide increased plan amendment services to our existing client base. Finally, revenues declined in our Fund Services business due to key client losses and the reduction of certain fees to existing clients. The revenue decline in our Fund Services business was offset somewhat by higher distribution (12B-1) revenues as a result of asset growth in certain funds.
     Operating Earnings
Operating income in the Investment Services segment increased $3.1 million, or 18.1%, for the three months ended March 31, 2007 and increased $2.0 million, or 3.9%, for the nine months ended March 31, 2007, as compared to the respective year ago periods. Operating margin increased to 12.2% for the three months ended March 31, 2007 versus 11.5% in the year ago period. For the nine months ended March 31, 2007, operating margin declined to 11.3%, compared to 11.6% in the prior year. Operating earnings and margins for the three months ended March 31, 2007 benefited from strong revenue growth in our Alternative Investment Services businesses, which outpaced incremental costs during the period. Margin and earnings expansion more than offset the impact of lower margin and earnings in our Fund Services business, which was impacted by higher distribution (12b-1) fees during the period. On a year to date basis, operating earnings benefited from revenue and margin expansion in our Alternative Investment Services businesses and Retirement Services business. However, year to date margins declined as higher margin revenues (lost due to client attrition in our Fund Services business) have been replaced with lower margin distribution (12b-1) revenues. For the full fiscal year 2007, margins in the Investment Services segment are expected to be comparable but slightly lower than the prior year, and internal revenue growth is expected to expand modestly. New business revenue growth has been delayed to some extent in our Investment Services segment due to the strategic alternative review process that has resulted in the execution of the merger agreement with Citibank N.A. on May 1, 2007.
     Insurance Services
     Revenues
For the three and nine months ended March 31, 2007, internal revenue growth (excluding acquisitions and divestitures) for the Insurance Services segment approximated (0.7)% and (1.2)%, respectively, as compared to the same period in the prior year. Overall, revenues in the Insurance Services segment increased $3.0 million, or 4.9%, and $7.2 million, or 4.0%, for the three and nine months ended March 31, 2007, respectively, as compared to the respective year ago period. The overall increase in revenues was primarily the result of acquisitions in both the Commercial and Life Insurance Services businesses. Excluding the impact of acquisitions, revenues declined in the Commercial Insurance Services business for both the three and nine months ended March 31, 2007 versus the prior year. The revenue decline in the Commercial Insurance Services business was primarily the result of softer market conditions resulting in lower premiums and lower retention of renewals in certain product lines within the business. In the Life Insurance Services business, excluding the impact of acquisitions, revenues increased in both the three and nine months ended March 31, 2007, primarily as a result of internal sales activity during the third quarter.
     Operating Earnings
Operating income in the Insurance Services segment decreased $1.7 million, or 10.8%, and $7.3 million, or 15.0%, for the three and nine months ended March 31, 2007, respectively, as compared to the respective year ago period. Operating margin declined to 21.7% for the three months ended March 31, 2007 versus 25.5% in the year ago period. For the nine months ended March 31, 2007, operating margin declined to 21.7%, compared to 26.6% in the prior year. The dollar and margin decrease was primarily due to the impact of acquisitions, increased headcount-related costs, increased professional and consulting fees, and the impact of lower revenues in the Commercial Insurance Services business. This dollar and margin decrease was somewhat offset by a $1.9 million gain recognized in the Commercial Insurance Services business for the sale of a book of business and a $1.0 million gain recognized in the Life Insurance Services business associated with a legal settlement. For the full fiscal year 2007, margins in the Insurance Services segment are expected to be two to three percentage points lower than the prior year, and internal revenue growth is expected to be slightly negative.
     Corporate Expenses
Corporate operations represent charges for our human resources, legal, accounting and finance functions, and various other unallocated overhead charges. Corporate expenses increased $1.1 million, or 11.3%, and $4.6 million, or 16.9%, for the three and nine months ended March 31, 2007, respectively, as compared to the respective year ago period. The increase was primarily due to expenses associated with our company-wide retention bonus program (See Note 14 — “Other Commitments”) and higher professional and consulting fees, somewhat offset by lower headcount and severance related costs. For the full fiscal year 2007, corporate expenses are expected to be higher than the prior year due to the corporate-wide bonus retention program.
Financial Condition
At March 31, 2007 and June 30, 2006, we had cash and cash equivalents of $87.0 million and $159.6 million, respectively. Cash and cash equivalents held outside the U.S. at March 31, 2007 and June 30, 2006 amounted to $35.2 million and $26.3 million, respectively. During the current fiscal year, cash and cash equivalents were impacted by net payments made for the settlement of certain litigation and regulatory matters of $113.0 million, business acquisitions of $21.8 million and a final tax payment of $13.0 million related to the disposition of our Information Services segment. Stockholders’ equity increased to $998.3 million at March 31, 2007 from $941.6 million at June 30, 2006. Stockholders’ equity benefited from net income and the utilization of treasury stock for stock option exercises.
Capital expenditures, including capitalized software costs, were $13.9 million for the nine months ended March 31, 2007.
Liquidity and Capital Resources
Our cash requirements and liquidity needs over the next twelve months are expected to be funded through cash on hand, cash flow generated from operations and our capacity to borrow. Our current revolving credit facility provides for borrowings of up to $100 million. On March 14, 2006, we used the net proceeds from the sale of the Information Services segment for the repayment of the $300 million of outstanding 4% convertible subordinated notes due March 2006 (see Note 9 — “Borrowings”). At March 31, 2007, we had $87.0 million in cash and cash equivalents and working capital of $129.1 million. In October 2006, we paid $66.5 million to settle the class action suit, and in November 2006, we paid $21.4 million to settle the SEC investigation relating to our Fund Services business. In November 2006, we borrowed $20 million through our existing credit facility (see below) to help fund these payments. In January 2007, we paid $25.1 million into an escrow account pending the final approval by the SEC of our proposed settlement of the SEC investigation relating to our financial restatements (see Note 7 — “Litigation and Regulatory Investigations”).
In January 2006, we entered into a Credit Agreement with a syndicate of lenders, providing for (i) an interim revolving credit facility in an aggregate amount of up to $100 million (the “Revolver”) and (ii) an interim term loan in an aggregate amount of up to $300 million (the “Term Loan,” together with the Revolver, the “Interim Facility”). The proceeds of the Revolver may be used for working capital and other corporate purposes. The Term Loan commitment was subsequently cancelled since the proceeds were no longer required to repay the $300 million of Notes. On August 31, 2006, we amended the Credit Agreement to, among other things, extend the Maturity Date of the Interim Facility from January 2, 2007 to June 30, 2007, lower the applicable margin rate on Eurodollar borrowings from 1.25% to 0.75% and lower the commitment fee on the unborrowed funds from 0.25% to 0.15%. On November 15, 2006, we entered into a second amendment to the Credit Agreement to, among other things, extend to January 15, 2007 the time to deliver the Fiscal 2006 Form 10-K and the related compliance certificate and to also extend the time to deliver our Form 10-Q for the first and second quarters of Fiscal 2007 until March 1, 2007 and May 1, 2007, respectively, without resulting in a default. The amendment gives us the option to extend the Maturity Date of the Credit Agreement from June 30, 2007 to December 31, 2007 and includes an uncommitted accordion feature that allows us to request a term loan of up to $50 million under the Interim Facility. The lender, or participating lenders if the Interim Facility is syndicated, has no obligation to make such term loan. On December 20, 2006, we entered into a third amendment to the Credit Agreement to, among other things, provide for a term loan in the aggregate amount of up to $50 million, which could have been drawn on or before January 15, 2007. We did not draw down on the term loan.
At March 31, 2007, we had $5.0 million remaining in outstanding borrowings against our $100 million revolving credit facility and $6.8 million outstanding in letters of credit.
We manage our debt structure and interest rate risk through the use of fixed- and floating-rate debt. While changes in the interest rates could decrease our interest income or increase our interest expense, we do not believe that we have a material exposure to changes in interest rates based on the relative size of our interest bearing assets and liabilities. We do not undertake any specific actions concerning exposure to interest rate risk, and we are not party to any interest rate derivative transactions. Previously, we utilized foreign currency forward contracts to manage our foreign exchange risk. These instruments were designated as cash flow hedges and were recognized as earnings in the same period as the items that they generally offset. There are no foreign currency contracts in place as of March 31, 2007.
Our strategy includes the acquisition of complementary businesses financed by a combination of internally generated funds, borrowings from the revolving credit facility, long-term debt and common stock. Our policy is to retain earnings to support future business opportunities, rather than to pay dividends (except for the special dividend contemplated as part of the definitive agreement reached with Citibank N.A.). We have historically used a significant portion of our cash flow from operations to fund acquisitions and capital expenditures, with any remainder used to reduce outstanding borrowings or repurchase our own common stock. We believe that our cash flow from operations, together with available borrowings under the revolving credit facility, will be adequate to meet our funding requirements.
Accounts receivable represented 55 and 50 days sales outstanding (“DSO”) at March 31, 2007 and 2006, respectively, based on quarterly revenues. The calculation of DSO for accounts receivable excludes insurance premiums and commissions receivable arising from our insurance-related businesses. DSO is less relevant for this type of receivable because it includes premiums that are ultimately remitted to the insurer and not recognized as revenue. Additionally, certain life insurance commissions due from insurance carriers have customary payment terms of up to twelve months. We perform credit evaluations of our customers in conjunction with our new business development processes. The customers are assessed for credit worthiness based on their financial position, and payment terms are generally negotiated at the time contracts are signed. We regularly evaluate our accounts receivable position relative to our revenues and monitor our accounts receivable aging as part of managing our receivable portfolio. Credit risk is generally mitigated by reasonably short payment terms, the nature of our customers (i.e., commercial banks, multi-line financial institutions, mutual funds, and insurance carriers) and our large and diverse customer base. We generally do not require collateral for accounts receivable and maintain an allowance for doubtful accounts of $2.4 million at March 31, 2007.
For the nine months ended March 31, 2007, operating activities used cash of $39.6 million, including payments relating to legal settlements of $113.0 million and a tax payment of $13.0 million related to the sale of our Information Services segment in Fiscal 2006. Net income from continuing operations totaled $45.3 million, with depreciation and amortization of $37.9 million, deferred taxes of $28.8 million, and other non-cash charges of $6.6 million, offset by changes in working capital items of $33.2 million. Investing activities used cash of $40.7 million, including $21.8 million in net payments for the acquisition of businesses and $13.9 million of capital expenditures. Financing activities provided cash of $7.6 million, including short-term borrowings of $20.0 million (offset by payments of $15.0 million), proceeds from the issuance of stock (primarily associated with our employee stock purchase plan) of $4.3 million, proceeds from the exercise of stock options of $1.8 million, offset by the repurchase of common stock of $1.4 million and payment of long term debt of $1.4 million.
Repurchases of our common stock have occurred from time to time in the open market to offset the possible dilutive effect of shares issued under employee benefit plans, for possible use in future acquisitions, and for general and other corporate purposes. The following table presents stock repurchase activity during the nine months ended March 31, 2007 and the year ended June 30, 2006 under programs authorized by the Board of Directors, disclosing total shares repurchased under each program and the associated cost. Upon authorization of each new stock repurchase program, the former program is superseded and replaced. The current repurchase program has no set expiration date. In addition to shares purchased in the open market under the buy-back program, we also purchase shares of common stock held by employees who wish to tender owned shares to satisfy tax withholding on restricted stock vesting and Rabbi Trust distributions. In March 2005, we suspended our open market stock repurchase program and do not currently expect to engage in further stock repurchase activity under the program during the pendency of our proposed merger with Citibank N.A. All of the shares purchased in the nine months ended March 31, 2007 were surrendered to us by employees in order to satisfy tax withholding obligations.

	Nine Months Ended		Year Ended
	March 31, 2007		June 30, 2006
	Shares	Cost	Shares	Cost
Share repurchase programs:
$100 million, authorized November 2003	123	$1,355	76	$1,140
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
Off-Balance Sheet Arrangements
As of March 31, 2007, we did not have any off-balance sheet arrangements, as contemplated in Item 303(a)(4)(ii) of SEC Regulation S-K, other than outstanding letters of credit totaling $6.8 million. Our $300 million Convertible Subordinated Notes were paid off on March 14, 2006.
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
The risks, uncertainties and assumptions which forward-looking statements are subject to include: the impact of our proposed merger with Citibank N.A.; achieving planned revenue growth in each of our business units; renewal of material contracts in our business units consistent with past experience; successful and timely integration of significant businesses acquired by us and realization of anticipated synergies; our ability to successfully compete on price, products, and services with U.S. and non-U.S. competitors, including new entrants; changes in U.S. and non-U.S. governmental regulations; the timely implementation of our financial plans; general U.S. and non-U.S. economic and political conditions, including the global economic environment and interest rate and currency exchange rate fluctuation; continuing development and maintenance of appropriate business continuity plans for our processing systems; absence of consolidation among client financial institutions or other client groups; timely conversion of new customer data to our platforms; attracting and retaining qualified key employees; no material breach of security of any of our systems; control of costs and expenses; continued availability of financing, and financial resources on the terms required to support our future business endeavors; the mix of products and services; costs and risks associated with remediating material weaknesses in our internal controls over financial reporting and compliance with Section 404 of the Sarbanes-Oxley Act; and the outcome of pending and future litigation and governmental or regulatory proceedings. Additional information concerning these and other risks and uncertainties is contained in our filings with the SEC, including our Annual Report on Form 10-K for the year ended June 30, 2006.
These are representative of the risks, uncertainties and assumptions that could affect the outcome of the forward-looking statements. In addition, such statements could be affected by general industry and market conditions and growth rates, and other future events.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We do not have material exposure to market risk from derivative or non-derivative financial instruments. We do not utilize such instruments to manage market risk exposures or for trading or speculative purposes. We do, however, invest available cash and cash equivalents in highly liquid financial instruments with original maturities of three months or less. As of March 31, 2007, we had approximately $87.0 million of cash and cash equivalents invested in highly liquid debt instruments purchased with original maturities of three months or less, including $3.3 million of overnight repurchase agreements. We believe that potential near-term losses in future earnings, fair values and cash flows from reasonably possible near-term changes in the market rates for such instruments are not material to us. We manage our debt structure and interest rate risk through the use of fixed- and floating-rate debt. While changes in interest rates could decrease our interest income or increase our interest expense, we do not believe that we have a material exposure to changes in interest rates based on the relative size of our interest bearing assets and liabilities. We do not undertake any specific actions concerning exposure to interest rate risk and we are not party to any interest rate derivative transactions.
We conduct a portion of our business internationally exposing earnings, cash flows and financial position to foreign currency risks. The majority of these risks are associated with transactions denominated in currencies other than our functional currency. Our policy on foreign currency risk is to manage these risks to the extent they have the potential to be material.
In the past, we entered into foreign currency forward contracts to manage risks associated with fluctuations in foreign currency exchange rates related to specifically- identified operating expenses. At March 31, 2007, we did not have any foreign currency forward contracts. At March 31, 2006, outstanding contracts totaled $0.7 million in notional value and required us to purchase currencies at specific rates. These instruments were accounted for as foreign currency cash flow hedges of specifically identified euro-denominated operating expenses. Changes in the fair value of these instruments were carried in other comprehensive income and were reclassified to service and operating expenses when the underlying hedged operating expenses were recognized.

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
We carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our CEO and CFO concluded our disclosure controls and procedures were not effective as of March 31, 2007 at the reasonable assurance level, because of the material weaknesses described in Item 9A of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006 (the “2006 Form 10-K”), which we are still in the process of remediating. Please see “Management’s Report on Internal Control over Financial Reporting” in Item 9A of the 2006 Form 10-K for a full description of these weaknesses.
Notwithstanding the material weaknesses described in Item 9A of the 2006 Form 10-K, we believe our condensed consolidated financial statements presented in this Quarterly Report on Form 10-Q fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for all periods presented herein.
Changes in Internal Control Over Financial Reporting
There have been no changes to our internal control over financial reporting during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
On October 16, 2006, the Company announced that it had reached an agreement in principle to settle the consolidated class action lawsuit (including claims relating to the second restatement filed on April 26, 2006), as well as the remaining putative class lawsuit on an individual basis. The parties signed two definitive stipulations of settlement dated as of October 30, 2006. Under the proposed settlements, the Company paid an aggregate of $66.5 million in cash into escrow accounts on November 15 and 16, 2006. The consolidated class action settlement received preliminary Court approval on November 6, 2006 but remains subject to, among other things, final Court approval. Following such approval, the funds will be disbursed to certain purchasers of BISYS securities according to a Court-approved distribution plan. A fairness hearing for the consolidated class action settlement was held on January 18, 2007, at which time the Court took the matter under advisement. If the Court determines that the settlement is fair to the class members, the settlement will be approved. The settlements include no admission of wrongdoing by the Company or any of the individual defendants and were funded through a combination of cash on hand and the Company’s existing credit facility. The Company has reached an agreement with three of its insurers to recover a total of $16 million under its $25 million directors and officers liability policy. The Company has asserted a claim under its insurance policy against an additional insurance carrier for recovery of monetary losses of $5 million paid by the Company in excess of policy limits to settle the securities class action lawsuit. The parties participated in an unsuccessful mediation on April 17, 2007, and the Company is evaluating its options under the policy. There can be no assurance that the claim will be successful. The Company will not record a recovery related to this claim prior to final judgment or settlement.
The derivative complaints filed in 2004 purported to be brought on behalf of the Company and generally asserted that certain officers and directors were liable for alleged breaches of fiduciary duties, abuse of control, gross mismanagement, waste, and unjust enrichment that purportedly occurred between October 23, 2000 and the time of the filing. The derivative complaints sought disgorgement, a constructive trust and damages in an unspecified amount. The Court ordered that the derivative actions be consolidated into a single action and on November 24, 2004, plaintiffs filed a consolidated amended complaint. On January 24, 2005, the Company and the individual defendants filed separate motions to dismiss the complaint. On October 31, 2005, the Court granted defendants’ motions, dismissing on the merits plaintiffs’ claim under Section 304 of the Sarbanes-Oxley Act of 2002 on the ground that the Act does not create a private right of action upon which plaintiffs may sue. Having so ruled, the Court also dismissed plaintiffs’ state law claims on the ground that it lacked subject matter jurisdiction over them. Plaintiffs appealed the rulings, but subsequently determined to dismiss with prejudice their appeal to the United States Court of Appeals for the Second Circuit and the Company agreed to such dismissal. Plaintiffs then filed two derivative complaints in New Jersey state court raising similar claims. One of these actions was subsequently dismissed. On February 27, 2007, the Company reached an agreement in principle with the remaining plaintiff to settle the claims brought in the plaintiff’s complaint. While the settlement remains subject to the negotiation and execution of definitive documentation by the parties, approval by the Company’s Board of Directors and approval by the Court, it does not contemplate the payment of any amounts by the Company or the individual defendants, other than plaintiff’s attorneys’ fees and other expenses which the Company believes will approximate $0.8 million (which will be funded from the proceeds previously received under the Company’s directors and officers liability policy described above).
The Company’s Life Insurance Services division was involved in litigation with a West Coast-based distributor of life insurance products, with which it had a former business relationship. The lawsuit, which was captioned Potomac Group West, Inc., et al, v. The BISYS Group, Inc., et al, was filed in September 2002 in the Circuit Court for Montgomery County, Maryland. The original complaint asserted breach of contract and a number of tort claims against BISYS, several subsidiaries, and several employees. The Court subsequently dismissed all claims against BISYS, its subsidiaries, and its employees, leaving only a breach of contract claim against one BISYS subsidiary. Plaintiffs continued to assert that they had not been paid all monies due for covered insurance policies. A jury trial commenced on January 22, 2007, and on March 26, 2007, the jury returned a verdict in favor of the Company’s Potomac Insurance Marketing Group subsidiary on all counts and awarded the Company’s subsidiary $22 thousand on its counterclaim against the plaintiff for overpayment of commissions. The Company’s subsidiary has also filed a motion with the court seeking the payment of attorneys’ fees by the plaintiff. The court entered a final judgment in our favor on April 25, 2007. While the plaintiff has the right to appeal this judgment, the Company expects the verdict and judgment to prevail.
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
Regulatory Investigations
The Company notified the SEC in May 2004 that it would restate certain prior period financial statements, and subsequently the SEC Staff advised the Company that the SEC was conducting an investigation into the facts and circumstances related to this restatement. On May 17, 2004, the Company announced that it would restate its financial results for the fiscal years ended June 30, 2003, 2002, and 2001 and for the quarters ended December 31 and September 30, 2003 (the “2004 restatement”) in order to record adjustments for correction of errors resulting from various accounting matters in the Life Insurance Services division. An amended Annual Report on Form 10-K for the fiscal year ended June 30, 2003 was filed with the SEC on August 10, 2004 along with amended Quarterly Reports on Form 10-Q for the quarters ended December 31 and September 30, 2003 to reflect the restated financial results. In July 2005, the Company determined that an additional restatement of previously issued financial statements was necessary and the SEC’s investigation was expanded to include the 2005 restatement. On May 8, 2007, the SEC Staff informed the Company that the SEC approved the settlement offer of the Company with the respect to the SEC’s investigation into the 2004 and 2005 restatements. Under the settlement, which is subject to approval by the court in which the SEC’s complaint will be filed, the Company will consent to refrain from future violations of the reporting, books and records and internal control provisions of the federal securities laws and related SEC rules. The Company has agreed to pay $25.1 million in disgorgement and prejudgment interest, which amount was placed in escrow in January 2007 in the settlement.
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
ITEM 1A. RISK FACTORS
This Item 1A should be read in conjunction with “Item 1A. Risk Factors” in our Fiscal 2006 Form 10-K. Other than with respect to the risk factors below, there have been no material changes from the risk factors disclosed in “Item 1A. Risk Factors” of our Fiscal 2006 Form 10-K.
     Failure to complete the proposed merger could negatively affect us.
On May 1, 2007, we entered into the Agreement and Plan of Merger with Citibank N.A. and its wholly owned subsidiary, Buckeye Acquisition Sub, Inc. The completion of the merger is subject to a number of conditions, including approval by the Company’s stockholders, the expiration or termination of the applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, no material adverse effect on the Company having occurred, and other customary conditions. The completion of the merger is also subject to no more than 35% of the outstanding common stock exercising dissenters rights, and no law or government order prohibiting, and certain regulatory approvals having been obtained with respect to, the merger or Citi’s subsequent sale of certain assets of the Company to a third party. There is no assurance when or if the merger agreement and the merger will be approved by our stockholders, and there is no assurance that the other conditions to the completion of the merger will be satisfied. In connection with the merger, we may be impacted by certain risks, including the following:
•	the current market price of our common stock may reflect a market assumption that the merger will occur, and a failure to complete the merger could result in a decline in the market price of our common stock;

•	the occurrence of any event, change or other circumstances that could give rise to a termination of the merger agreement;

•	under certain circumstances, we may have to pay a termination fee to Citi of $36,000,000, plus up to $3,000,000 in expenses;

•	the inability to complete the merger due to the failure to obtain stockholder approval or the failure to satisfy other conditions to consummation of the merger;

•	the inability to complete the merger due to the failure to obtain regulatory approval with respect to the merger or Citi’s subsequent sale of certain assets of the Company to a third party;

•	the failure of the merger to close for any other reason;

•	our remedies against Citi with respect to certain breaches of the merger agreement may not be adequate to cover our damages;

•	the proposed transactions may disrupt current business plans and operations and there may be potential difficulties in attracting and retaining employees as a result of the merger;

•	due to restrictions imposed in the merger agreement, we may be unable to respond effectively to competitive pressures, industry developments and future opportunities;

•	the effect of the announcement of the merger and on our business relationships, operating results and business generally; and

•	the costs, fees, expenses and charges we have, and may, incur related to the merger, whether or not the merger is completed.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Issuer Purchases of Equity Securities
During the three months ended March 31, 2007, the Company purchased 20,219 shares of common stock into treasury to satisfy tax withholding on restricted stock vesting and Rabbi Trust distributions. No shares were repurchased in the open market during the quarter under the November 2003 stock repurchase program.

			(c) Total Number	(d) Approximate
			of Shares	Dollar Value of
			Purchased as Part	Shares that May
	(a) Total Number		of Publicly	Yet Be Purchased
	of Shares	(b) Average Price	Announced Plans	Under the Plans or
Period	Purchased	Paid per Share	or Programs	Programs
January 2007	1,118	$12.35	4,197,880	$38,431,500
February 2007	18,744	$12.87	4,216,624	38,190,352
March 2007	357	$13.14	4,216,981	38,185,661
Total	20,219
Effective November 12, 2003, the Board of Directors authorized a stock buy-back program of up to $100 million. Purchases have occurred and will continue to occur from time to time in the open market to offset the possible dilutive effects of shares issued under employee benefit plans, for possible use in future acquisitions, and for general and other corporate purposes. In March 2005, the Company suspended the November 2003 stock repurchase program, and it does not currently expect to engage in further stock repurchase activity under the November 2003 program during the pendency of its proposed merger with Citibank N.A.
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

THE BISYS GROUP, INC.
Date: May 10, 2007	By:	/s/ Bruce D. Dalziel
Bruce D. Dalziel
Executive Vice President and Chief Financial Officer (Duly Authorized Officer)

THE BISYS GROUP, INC.
EXHIBIT INDEX

Exhibit No.

(31.1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

(31.2)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

(32)	Section 1350 Certifications